Form 10-Q
period 2015-06-30
PUNTO GROUP, CORP.
filed 2015-08-17
CIK 1622244

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-200529

Punto Group, Corp.

Nevada	7372	61-1744826
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Number)

Punto Group, Corp.

1810 E. Sahara Ave., Office 216

Las Vegas, NV 89104

(702) 605-0605

 (Address and telephone number of principal executive offices)

1

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X ]   No[    ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [  ] Accelerated filer [   ]

Non-accelerated filer [   ] Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X ] No [ ]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes[   ]  No[   ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of August 14, 2015
Common Stock, $0.001	4,915,000

FINANCIAL INFORMATION

Report of Independent Registered Public Accountant

To the Board of Directors

Punto Group Corp.

We have reviewed the accompanying balance sheet, income statement, and statement of cash flow of Punto Group Corp. as of June 30, 2015 for the nine month period then ended. This interim financial information is the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statement for it to be in conformity with U.S. generally accepted accounting principles.

David L. Hillary, Jr., CPA, CITP

Noblesville, Indiana

August 13, 2015

Balance Sheets

	June 30, 2015	September 30, 2014
	(Unaudited)	(Audited)

CURRENT ASSETS
Cash	$ 17,850	$ 1,000
Prepaid Expenses	$ 900	$ 300
TOTAL ASSETS	$ 18,750	$ 1,300

LIABILITIES
Current Liabilities:
Loan Payable - Related Party	$ 3,417	$ 1,717
TOTAL LIABILITIES	$ 3,417	$ 1,717

STOCKHOLDERS' EQUITY
Common stock: authorized 75,000,000; $0.001 par value;
4,915,000 shares issued and outstanding at June 30, 2015	$ 4,915	$ -
Additional Paid-in-Capital	$ 17,385	$ -
Profit (loss) accumulated during the development stage	$ (6,967)	$ (417)
Total Stockholders' Equity	$ 15,333	$ (417)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 18,750	$ 1,300

The accompanying notes are an integral part of these financial statements

Statements of Operations

(Unaudited)

	Three Months Ended June 30, 2015	Nine Months Ended June 30, 2015	From Inception (September 2, 2014) through June 30, 2015
REVENUES
Sales	$ -	$ -	$ -
Total Income	$ -	$ -	$ -

Operating Expenses:
Professional Fees	$ 800	$ 3,700	$ 3,700
General & Administrative	$ 60	$ 150	$ 150
Filing Fees			$ 117
Rent	$ 900	$ 2,700	$ 3,000
Total Expenses	$ 1,760	$ 6,550	$ 6,967

Income Before Income Tax	$ (1,760)	$ (6,550)	$ (6,967)

Provision for Income Tax	$ -	$ -	$ -

Net Income for Period	$ (1,760)	$ (6,550)	$ (6,967)

Net gain (loss) per share:
Basic and diluted	$ (0.0004)	$ (0.0017)	$ (0.0020)

Weighted average number of shares outstanding: Basic and diluted	4,140,000	3,900,147	3,525,629

The accompanying notes are an integral part of these financial statements

Statements of Cash Flows

 (Unaudited)

	Nine Months Ended June 30, 2015	From Inception (September 2, 2014) through June 30, 2015
Operating activities:
Net Income	$ (6,550)	$ (6,967)
Adjustment to reconcile net loss to net cash
provided by operations:
(Increase)/Decrease in Prepaid Expenses	$ (600)	$ (900)
Net cash provided by operating activities	$ (7,150)	$ (7,867)

Financing activities:
Proceeds from issuance of common stock	$ 22,300	$ 22,300
Due to related party	$ 1,700	$ 3,417
Net cash provided by financing activities	$ 24,000	$ 25,717

Investing activities:
Net cash provided by investing activities	$ -	$ -

Net increase in cash	$ 16,850	$ 17,850

Cash, beginning of period	$ 1,000	$ -
Cash, end of period	$ 17,850	$ 17,850

The accompanying notes are an integral part of these financial statements

Notes to the Financial Statements

NOTE 1 – Organization and Description of Business

Punto Group, Corp. (the “Company”) is a for profit corporation established under the corporation laws in the State of Nevada, United States of America on September 2, 2014.

The Company is in the development phase as defined under Accounting Standards Codification (“ASC”) 915-205 “Development-Stage Entities.” As such, the Company is subject to all risks inherent to the establishment of a start-up business enterprise.

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. The Financial Statements and related disclosures as of June 30, 2015 are reviewed pursuant to the standards established by the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The June 30, 2015, Balance Sheet data include all disclosures required by accounting principles generally accepted in the United States of America (“U.S.”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. These financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the period. These financial statements should be read in conjunction with the financial statements included in our Annual Report for the year ended September 30, 2014. Unless the context otherwise requires, all references to “Punto Group, Corp,” “we,” “us,” “our” or the “company” are to Punto Group, Corp. and any subsidiaries.

NOTE 2 - Preparation of Financial Statements

Interim financial information

The financial statements included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission, reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods on a basis consistent with the annual audited statements. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for a full year. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements included in 10K for the fiscal year ended September 30, 2014.

Basis of Presentation

The Company follows the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America and has a year-end of September 30.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud.  The Company’s system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

NOTE 3: Significant Accounting Policies and Recent Accounting Pronouncements

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Due to the limited level of operations, the Company has not had to make material assumptions or estimates other than the assumption that the Company is a going concern.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments.  ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2014 and June 30, 2015.

The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values.  These financial instruments include cash, accrued liabilities and notes payable.  Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value.

Basic and Diluted Loss Per Share

The Company computes earnings (loss) per share in accordance with ASC 260-10-45 “Earnings per Share”, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of outstanding common shares during the period.  Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive earnings (loss) per share excludes all potential common shares if their effect is anti-dilutive. The Company has no potential dilutive instruments, and therefore, basic and diluted earnings (loss) per share are equal.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 4: Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured. No revenue has been earned since inception.

NOTE 5: Legal Matters

The Company has no known legal issues pending.

NOTE 6: Debt

As Of June 30, 2015, Andrey Kryukov, the Director and President of the Company, loaned $3,417 to the Company, which is being carried as a loan payable. The loan is non-interest bearing, unsecured and due upon demand.

NOTE 7: Capital Stock

On October 8, 2014, the Company issued 4,000,000 shares at $0.001 per share for total proceeds of $4,000.

During June 2015, the Company issued 915,000 shares at $0.02 per share for total proceeds of $18,300.

As of June 30, 2015 there were no outstanding stock options or warrants.

NOTE 8: Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. There are no material uncertain tax positions for the reporting period presented.

NOTE 9: Related Party Transactions

The Company neither owns nor leases any real or personal property. The director of the Company provides office space and services free of charge. The Company's sole officer and director is involved in other business activities and may in the future, become involved in other business opportunities as they become available.

The Company has a related party transaction involving a significant shareholder. The nature and details of the transaction are described in Note 5.

NOTE 10: Subsequent Events

The Company has evaluated events subsequent through the date these financial statements have been issued to assess the need for potential recognition or disclosure in this report. Such events were evaluated through the date these financial statements were available to be issued.

Based on this evaluation, it was determined that no events occurred requiring recognition or disclosure.

NOTE 11: Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

For the period ended June 30, 2015, the Company had a net loss of $6,967.00 The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common stock.

Management plans to fund operations of the Company through the proceeds from an offering pursuant to a Registration Statement on Form S-1 or private placements of restricted securities or the issuance of stock in lieu of cash for payment of services until such a time as profitable operations are achieved. There are no written agreements in place for such funding or issuance of securities and there can be no assurance that such will be available in the future. Management believes that this plan provides an opportunity for the Company to continue as a going concern.

The failure to achieve the necessary levels of profitability or obtain the additional funding would be detrimental to the Company.

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

General

Punto Group, Corp. was incorporated in Nevada State on September 2, 2014. We lease the office in Las Vegas, Nevada and plan to start our operations.

We are going to provide internet-based project management software for small business. Our project management software enables organizations to plan, manage and execute any business projects. Our software application will help organizations better optimize all kind of project resources and plan and control all business processes online. We will provide an online service of the project management system, a mobile application, and technical support. Our online system and software applications address a broad range of business activity, from planning to task execution. We intend to offer a complete solution for small businesses that allows them to manage projects online with easy access to the user's files in real time and project’s team collaboration.

RESULTS OF OPERATION

We are a development stage company with limited operations.  As of June 30, 2015, we had total assets of $18,750 and total liabilities of $3,417.  Since our inception to June 30, 2015, we have accumulated a deficit of $6,967. We anticipate that we will continue to incur substantial losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Month Period Ended June 30, 2015

Our net loss for the three month period ended June 30, 2015 was $1,760. During the three month period ended June 30, 2015, we have not generated any revenue.

The weighted average number of shares outstanding was 4,140,000 for the three month period ended June 30, 2015.

Nine Month Period Ended June 30, 2015

Our net loss for the nine month period ended June 30, 2015 was $6,550. During the nine month period ended June 30, 2015, we have not generated any revenue.

The weighted average number of shares outstanding was 3,900,147 for the nine month period ended June 30, 2015.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2015

As of June 30, 2015, our current assets were $18,750 compared to $1,300 in current assets at September 30, 2014. As of June 30, 2015, our current liabilities were $3,417. Current liabilities were comprised entirely of $3,417 in loan from shareholder.

Stockholders’ equity increased from the deficit of $417 as of September 30, 2014 to $15,333as of June 30, 2015.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine month period ended June 30, 2015, net cash flows used in operating activities was $7,150 consisting of a net loss of $6,550 and increase in prepaid expenses of $600.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the nine month period ended June 30, 2015, net cash provided by financing activities was $24,000, consisting of $22,300 from proceeds from issuance of common stock and $1,700 from loan from shareholder.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No report required.

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six-month period ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SAFETY DISCLOSURES

No report required.

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS

Exhibits:

31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS  XBRL Instance Document

101.SCH XBRL Taxonomy Extension Schema Document

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL Taxonomy Extension Definition Document

101.LAB XBRL Taxonomy Extension Label Linkbase Document

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUNTO GROUP, CORP.
Dated: August 14, 2015	By: /s/ Andrei Kriukov
Andrei Kriukov, President and Chief Executive Officer and Chief Financial Officer