Form 10-K
period 2015-09-30
PUNTO GROUP, CORP.
filed 2015-10-22
CIK 1622244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2015

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 333-200529

Punto Group, Corp.

Nevada	7372	61-1744826
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Number)

Punto Group, Corp.

1810 E. Sahara Ave., Office 216

Las Vegas, NV 89104

(702) 605-0605

 (Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

1 | PAGE

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant  is not  required  to file  reports  pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)

Yes [X] No [  ]

As of October 22, 2015, the registrant had 5,290,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of October 22, 2015.

2 | PAGE

3 | PAGE

PART I

ITEM 1. DESCRIPTION OF BUSINESS

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

As used in this annual report, the terms "we", "us", "our", "the Company", mean PUNTO GROUP, CORP., unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

PUNTO GROUP, CORP. was incorporated in Nevada State on September 2, 2014. We lease the office in Las Vegas, Nevada. We are going to provide internet-based project management software for small business. Our project management software enables organizations to plan, manage and execute any business projects. Our software application will help organizations better optimize all kind of project resources and plan and control all business processes online. We will provide an online service of the project management system, a mobile application, and technical support. Our online system and software applications address a broad range of business activity, from planning to task execution. We intend to offer a complete solution for small businesses that allows them to manage projects online with easy access to the user's files in real time and project’s team collaboration.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

4 | PAGE

ITEM 2. PROPERTIES

We do not own any property.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

PART II

ITEM 5. MARKET FOR EQUITY SECURITIES AND OTHER SHAREHOLDER MATTERS

MARKET INFORMATION

There is a limited public market for our common shares. Our common shares are quoted on the OTC Bulletin Board and OTC Link under the symbol “ PNTT”. Trading in stocks quoted on the OTC Bulletin Board and OTC Link is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects. We cannot assure you that there will be a market in the future for our common stock.

DIVIDENDS

We have never paid or declared any dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We currently do not have any equity compensation plans.

5 | PAGE

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward looking statements.  Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report.  Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

RESULTS OF OPERATIONS

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Our net loss for the fiscal year ended September 30, 2015 was $26,500 compared to a net loss of $417 during the period from Inception (September 2, 2014) to September 30, 2014. During fiscal year ended September 30, 2015 and during the period from Inception (September 2, 2014) to September 30, 2014 we have not generated any revenue.

Liquidity And Capital Resources

As of September 30, 2015 our total assets were $6,300 compared to $1,300 in total assets at September 30, 2014. As of September 30, 2015, our current liabilities were $3,417 compared to $1,717 in current liabilities at September 30, 2014.

As of September 30, 20015, total assets were comprised of $5,700 in cash and $600 in prepaid expenses.

As of September 30, 2014, total assets were comprised of $1,000 in cash and $300 in prepaid expenses.

Stockholders’ equity was $2,883 as of September 30, 2015 compared to stockholders’ deficit to $417 as of September 30, 2014.

The weighted average number of shares outstanding was 4,236,986 for the year ended September 30, 2015.

6 | PAGE

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the year ended September 30, 2015, net cash flows used in operating activities was $26,800. Net cash flows used in operating activities was $717 for the period from Inception (September 2, 2014) to September 30, 2014

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the year ended September 30, 2015, net cash flows from financing activities was $31,500 received from proceeds from issuance of common stock and advance from director. For the period from Inception (September 2, 2014) to September 30, 2014, net cash flows from financing activities was $1,717 received from proceeds from loans from director.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) developmental expenses associated with a start-up business and (ii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of the date of this Annual Report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our September 30, 2015 and September 30, 2014 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

7 | PAGE

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PUNTO GROUP CORP.

Contents

Report of Independent Registered Public Accountant

Balance Sheets

Statements of Operations

Statements of Cash Flows

Statement of Changes In Stockholders’ Equity

Notes to the Financial Statements

Report of Independent Registered Public Accountant

To the Board of Directors and Shareholders

Punto Group, Corp.

1810 E Sahara Avenue, Suite 216

Las Vegas, Nevada 89104

We have audited the accompanying balance sheet of Punto Group, Corp. (a Nevada corporation) as of September 30, 2015, and the related statements of operations, stockholders' equity, and cash flows for the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company’s operating losses raise doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2015 and the results of its operations and its cash flows for the period from September 2, 2014 (Inception) through September 30, 2015 in conformity with U.S. generally accepted accounting principles as required by paragraph (h) of PCAOB interim auditing standard AU508.08.

David L. Hillary, Jr., CPA, CITP

Indianapolis, Indiana

October 21, 2015

8 | PAGE

Balance Sheets

(Audited)

	September 30, 2015	September 30, 2014

CURRENT ASSETS
Cash	$ 5,700	$ 1,000
Prepaid Expenses	$ 600	$ 300
TOTAL ASSETS	$ 6,300	$ 1,300

LIABILITIES
Current Liabilities:
Loan Payable - Related Party	$ 3,417	$ 1,717
TOTAL LIABILITIES	$ 3,417	$ 1,717

STOCKHOLDERS' EQUITY
Common stock: authorized 75,000,000; $0.001 par value;
5,290,000 shares issued and outstanding at
September 30, 2015	$ 5,290	$ -
Additional Paid-in-Capital	$ 24,510
Profit (loss) accumulated during the development stage	$ (26,917)	$ (417)
Total Stockholders' Equity	$ 2,883	$ (417)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 6,300	$ 1,300

The accompanying notes are an integral part of these financial statements

9 | PAGE

Statements of Operations

(Audited)

	For the Year Ended September 30, 2015	From Inception (September 2, 2014) through September 30, 2014	From Inception (September 2, 2014) through September 30, 2015
REVENUES
Sales	$ -	$ -	$ -
Total Income	$ -	$ -	$ -

Operating Expenses:
Filing Fees	$ -	$ 117	$ 117
General & Administrative	$ 18,400	$ -	$ 18,400
Professional Fees	$ 4,500	$ -	$ 4,500
Rent	$ 3,600	$ 300	$ 3,900
Total Expenses	$ 26,500	$ 417	$ 26,917

Income Before Income Tax	$ (26,500)	$ (417)	$ (26,917)

Provision for Income Tax	$ -	$ -	$ -

Net Income for Period	$ (26,500)	$ (417)	$ (26,917)

Net gain (loss) per share:
Basic and diluted	$ (0.0063)	$ -	$ (0.0069)

Weighted average number of shares outstanding: Basic and diluted	4,236,986	0	3,925,127

The accompanying notes are an integral part of these financial statements

10 | PAGE

Statements of Cash Flows

 (Audited)

	For the Year Ended September 30, 2015	From Inception (September 2, 2014) through September 30, 2014	From Inception (September 2, 2014) through September 30, 2015
Operating activities:
Net Income	$ (26,500)	$ (417)	$ (26,917)
Adjustment to reconcile net loss to net cash
provided by operations:
(Increase)/Decrease in Deposits	$ (300)	$ (300)	$ (600)
Net cash provided by operating activities	$ (26,800)	$ (717)	$ (27,517)

Financing activities:
Proceeds from issuance of common stock	$ 29,800	$ -	$ 29,800
Due to related party	$ 1,700	$ 1,717	$ 3,417
Net cash provided by financing activities	$ 31,500	$ 1,717	$ 33,217

Investing activities:
Net cash provided by investing activities	$ -	$ -	$ -

Net increase in cash	$ 4,700	$ 1,000	$ 5,700

Cash, beginning of period	$ 1,000	$ -	$ -
Cash, end of period	$ 5,700	$ 1,000	$ 5,700

The accompanying notes are an integral part of these financial statements

11 | PAGE

Statement of Changes In Stockholders’ Equity

From September 25, 2013 (Inception) to September 30, 2015

(Audited)

	Common Stock		Additional		Total
	Number of		Paid-in	Accumulated	Shareholders'
	Shares	Par Value	Capital	Gain (Deficit)	Equity

Balance, September 2, 2014 (Inception)	0	$ -	$ -	$ -	$ -
Common Shares issued:
Net gain (loss) at September 30, 2014				$ (417)	$ (417)
Balance, September 30, 2014	0	$ -	$ -	$ (417)	$ (417)

Common Shares issued for cash at $0.001 per share in October 2014	4,000,000	$ 4,000			$ 4,000
Common Shares issued for cash at $0.002 per share in June & July 2015	1,290,000	$ 1,290	$ 24,510		$ 25,800
Net gain (loss) at September 30, 2015				$ (26,500)	$ (26,500)
Balance, September 30, 2015	5,290,000	$ 5,290	$ 24,510	$ (26,917)	$ 2,883

The accompanying notes are an integral part of these financial statements

12 | PAGE

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

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Financial Statements and related disclosures as of September 30, 2013 are audited pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).

Unless the context otherwise requires, all references to “Punto Group, Corp.,” “we,” “us,” “our” or the “company” are to Punto Group, Corp. and any subsidiaries.

NOTE 2: Significant Accounting Policies and Recent Accounting Pronouncements

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments.  ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of October 31, 2014.

13 | PAGE

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

Revenue Recognition

The Company will recognize revenue in accordance with Accounting Standards Codification No. 605, “Revenue Recognition” ("ASC-605"). ASC-605 requires that four basic criteria must be met before revenue can be recognized:

1.

Persuasive evidence of an arrangement exists

2.

Delivery has occurred

3.

The selling price is fixed and determinable

4.

Collectability is reasonably assured.

Determination of criteria (3) and (4) are based on management's judgment regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, or other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 3: Legal Matters

The Company has no known legal issues pending.

14 | PAGE

NOTE 4: Debt

On September 30, 2014, Andrey Kryukov, the Director and President of the Company, loaned $1,717 to the Company, which is being carried as a loan payable. The loan is non-interest bearing, unsecured and due upon demand.

On February 28, 2015, Andrey Kryukov, the Director and President of the Company, loaned $1,200 to the Company, which is being carried as a loan payable. The loan is non-interest bearing, unsecured and due upon demand.

On May 26, 2015, Andrey Kryukov, the Director and President of the Company, loaned $500 to the Company, which is being carried as a loan payable. The loan is non-interest bearing, unsecured and due upon demand.

NOTE 5: Capital Stock

On October 8, 2014, the Company issued 4,000,000 Common shares at $0.001 per share for total proceeds of $4,000.

During June and July 2015, the Company issued 1,290,000 Common shares at $0.0002 per share for total proceeds of $25,800.

As of September 30, 2015 there were no outstanding stock options or warrants.

NOTE 6: Income Taxes

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

15 | PAGE

NOTE 7: Related Party Transactions

The Company neither owns nor leases any real or personal property. The director of the Company provides office space and services free of charge. The Company's sole officer and director is involved in other business activities and may in the future, become involved in other business opportunities as they become available.

The Company has a related party transaction involving a significant shareholder. The nature and details of the transaction are described in Note 4.

NOTE 8: Subsequent Events

The Company has evaluated events subsequent through the date these financial statements have been issued to assess the need for potential recognition or disclosure in this report. Such events were evaluated through the date these financial statements were available to be issued.

Based on this evaluation, it was determined that no events occurred requiring recognition or disclosure.

NOTE 9: Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

For the period ended September 30, 2015, the Company had a net loss of $26,917.00 The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common stock.

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

16 | PAGE

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the year  SEPTEMBER 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY

The name, age and titles of our executive officer and director are as follows:

Name and Address of Executive Officer and/or Director	Age	Position

Andrei Kriukov 1810 E. Sahara Ave., Office 216 Las Vegas, NV 89104	40	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

Andrei Kriukov has acted as our President, Treasurer, Secretary and sole Director since our incorporation on September 2, 2014. There was no any arrangement or understanding between Mr. Kriukov and any other person(s) pursuant to which he was selected as a director of the company. Mr. Kriukov owns 75.61% of the outstanding shares of our common stock.  For the last eight years, Mr. Kriukov has been working as a freelance project manager in IT. Mr. Kriukov worked for many companies in IT industry around the world such as freelance project manager. He worked for LLC Nowanet (Poland),  LLC Opositif Communication (France), Otimize IT (Brazil), LLC Frex Software (Canada), LLC Bitrax Inet (England). He was responsible for IT projects management. Ha has been consulting companies in project management software and solve the projects problems. He created project management tools for every specific project, controlled and prepared analysis of project’s efficiency.

17 | PAGE

During the past ten years, Mr. Kriukov has not been the subject to any of the following events:

    1. Any bankruptcy petition filed by or against any business of which Mr. Kriukov was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

    2. Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

     3. An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Mr. Kriukov’s involvement in any type of business, securities or banking activities.

     4. Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

5.  Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

6.  Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

7.  Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.

Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.

Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.  Was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

SIGNIFICANT EMPLOYEES

Other than our director, we do not expect any other individuals to make a significant contribution to our business.

18 | PAGE

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive for the years ended September 30, 2015 and from Inception (September 2, 2014) to September 30, 2014:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings (S)	All Other Compensation ($)	Total ($)
Andrei Kriukov, President, Secretary and Treasurer	Period from Inception (September 2, 2014) to September 30, 2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	Year ended September 30, 2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no current employment agreements between the company and its officer.

Mr. Kriukov currently devotes approximately twenty hours per week to manage the affairs of the Company. He has agreed to work with no remuneration until such time as the company receives sufficient revenues necessary to provide management salaries. At this time, we cannot accurately estimate when sufficient revenues will occur to implement this compensation, or what the amount of the compensation will be.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

CHANGE OF CONTROL

As of September 30, 2015, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of September 30, 2015 regarding the ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent of our outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.

Title of Class	Name and Address of	Amount and Nature of	Percentage
	Beneficial Owner	Beneficial Ownership
Common Stock	Andrei Kriukov	4,000,000 shares of common stock (direct)	75.61%
	1810 E. Sahara Ave., Office 216 Las Vegas, NV 89104

The percent of class is based on 5,290,000 shares of common stock issued and outstanding as of the date of this annual report.

19 | PAGE

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In October 2014, the Company issued a total of 4,000,000 shares of restricted common stock to Andrei Kriukov, our sole officer and director in consideration of $4,000

On September 30, 2014, Andrey Kryukov, the Director and President of the Company, loaned $1,717 to the Company, which is being carried as a loan payable. The loan is non-interest bearing, unsecured and due upon demand.

On February 28, 2015, Andrey Kryukov, the Director and President of the Company, loaned $1,200 to the Company, which is being carried as a loan payable. The loan is non-interest bearing, unsecured and due upon demand.

On May 26, 2015, Andrey Kryukov, the Director and President of the Company, loaned $500 to the Company, which is being carried as a loan payable. The loan is non-interest bearing, unsecured and due upon demand.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During fiscal year ended September 30, 2015, we incurred approximately $3,400 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements for the period from Inception (September 2, 2014) to September 30, 2014 and for the reviews of our financial statements for the quarters ended December 31, 2014, March 31, 2015 and June 30, 2015.

ITEM 15. EXHIBITS

The following exhibits are filed as part of this Annual Report.

Exhibits:

23.1 Registered Auditor's Consent

31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS  XBRL Instance Document

101.SCH XBRL Taxonomy Extension Schema Document

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL Taxonomy Extension Definition Document

101.LAB XBRL Taxonomy Extension Label Linkbase Document

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

20 | PAGE

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUNTO GROUP, CORP.
Dated: October 22, 2015	By: /s/ Andrei Kriukov
Andrei Kriukov, President and Chief Executive Officer and Chief Financial Officer

21 | PAGE