Form 10-K
period 2015-12-31
PUNTO GROUP, CORP.
filed 2016-04-14
CIK 1622244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended ________

☒ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from October 1, 2015 to December 31, 2015

Commission File No. 333-200529

Punto Group, Corp.

Nevada	61-1744826
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Punto Group, Corp.

2609 Monte Cresta Drive

Belmont, CA 94002

(212) 370-1300

 (Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common stock, par value $0.001 per share

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☒  No ☐

As of April 14, 2016, the registrant had 5,290,000 shares of common stock issued and outstanding, including 1,290,000 shares held by non-affiliates. No market value has been computed based upon the fact that no active trading market has been established as of April 14, 2016.

FORWARD-LOOKING STATEMENTS

This transition report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

As used in this transition report, the terms "we", "us", "our", "the Company", mean Punto Group, Corp., unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

PART I

ITEM 1. BUSINESS

We were incorporated in Nevada on September 2, 2014. Our original business plan was to provide internet-based project management software for small business. On January 6, 2016, our majority stockholder entered into a stock purchase agreement to sell 75.61% of the issued and outstanding shares of our common stock for $255,000 in cash to Mr. Lei Wang, resulting in a change in control of our company. Following the change of control, we are now seeking to acquire, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transaction with one or more operating businesses or assets that we have not yet identified.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

1 | PAGE

ITEM 2. PROPERTIES

We do not own any property.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

There is a limited public market for our common stock. Our common stock is quoted on the OTCQB under the symbol “PNTT.” There has been no trading in our shares of common stock. We cannot assure you that there will be a market in the future for our common stock.

DIVIDENDS

We have never paid or declared any dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We currently do not have any equity compensation plans.

2 | PAGE

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this transition report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward looking statements.  Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Transition report.  Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

On February 16, 2016, our sole director approved a change in the Company’s fiscal year from September 30 to December 31. The results discussed below reflect the three-month period from October 1, 2014 to December 31, 2014 and the three-month period from January 1, 2015 to December 31, 2015.

RESULTS OF OPERATIONS

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

Our net loss for the three-month period ended December 31, 2015 was $22,460 compared to a net loss of $3,050 during the three-month period ended December 31, 2014. Our general and administrative expenses represent fees paid for legal and accounting services in connection with our public company reporting obligations. We did not generate any revenue during these periods.

Liquidity And Capital Resources

We expect we will require additional capital to meet our long term operating requirements. We expect to finance our operations through advancements, the sale of equity or debt securities until we consummate a business combination. We currently have a limited amount of cash, and will need additional capital in order to continue operating. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

The independent auditors' report accompanying our financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

As of December 31, 2015 our total assets were $3,191 compared to $6,300 in total assets at September 30, 2015. As of December 31, 2015, our current liabilities were $22,768, compared to $3,417 in current liabilities at September 30, 2015.

As of September 30, 2015, total assets were comprised of $3,191 in cash and total liabilities were comprised of $8,300 in accounts payable and accrued liabilities and $14,468 in related party payables. As of September 30, 2015, total assets were comprised of $5,700 in cash and $600 in prepaid expenses and total liabilities were comprised of $3,417 in related party payables.

Stockholders’ equity was $2,883 as of September 30, 2015 compared to stockholders’ deficit to $19,577 as of December 31, 2015.

3 | PAGE

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three months ended December 31, 2015, cash flows used in operating activities was $13,560 due to a net loss of $22,460, a $600 decrease in prepaid expenses and a $8,300 increase in accounts payable and accrued liabilities. Cash flows used in operating activities was $3,350 for the three months ended December 31, 2014 due to a net loss of $3,050 and a $300 decrease in accounts payable and accrued liabilities.

Cash Flows from Financing Activities

For the three months ended December 31, 2015, cash flows provided by financing activities was $11,051, representing proceeds from an advance by our majority stockholder. For the three months ended December 31, 2014, cash flows used in financing activities was $4,000, representing proceeds from an issuance of common stock.

MATERIAL COMMITMENTS

As of the date of this Transition report, we do not have any material commitments.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Transition report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

4 | PAGE

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Punto Group, Corp.

Audited Financial Statements

As of and for the three-month period ended December 31, 2015 and year ended September 30, 2015

5 | PAGE

6 | PAGE

To:	The Board of Directors and Stockholders of
Punto Group, Corp.

We have audited the accompanying balance sheet of Punto Group, Corp. as of December 31, 2015 and the related statement of operation, comprehensive loss, stockholders’ deficiencies, and cash flows for the three-month period ended December 31, 2015. Punto Group, Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Punto Group, Corp. as of December 31, 2015, and the results of its operations and its cash flows for the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had incurred substantial losses in previous years, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

San Mateo, California	WWC, P.C.
April 14, 2016	Certified Public Accountants

Punto Group, Corp.

Balance Sheets

As of December 31, 2015 and September 30, 2015

(Stated in U.S. Dollars)

	December 31,	September 30,
	2015	2015
ASSETS

Current assets
Cash	$3,191	$5,700
Prepaid Expenses	-	600
Total assets	$3,191	$6,300

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Accounts payable and accrued liabilities	$8,300	$-
Related Party Payable	14,468	3,417
Total liabilities	22,768	3,417

Commitments and Contingencies

Stockholders’ deficiency
Common stock, $0.001 par value, 75,000,000 shares authorized, 5,290,000 shares issued and outstanding as of December 31, 2015 and September 30, 2015 respectively.	5,290	5,290
Additional paid-in capital	24,510	24,510
Accumulated deficit	(49,377)	(26,917)
Total stockholders’ deficiency	(19,577)	2,883

Total liabilities and stockholders’ deficiency	$3,191	$6,300

The accompanying notes are an integral part of these financial statements

Punto Group, Corp.

Statements of Operations and Comprehensive Loss

For the three-month period ended December 31, 2015 and 2014

(Stated in U.S. Dollars)

	For the three-month periods ended
	December 31, 2015	December 31, 2014

Revenue	$-	$-

General and administrative expenses	22,460	3,050
Loss from operation	(22,460)	(3,050)

Net Loss	$(22,460)	$(3,050)

Comprehensive loss	$(22,460)	$(3,050)

Basic and diluted loss per common share	$-	$-

Weighted average number of common shares used in per share calculations – basic and diluted	5,290,000	4,000,000

The accompanying notes are an integral part of these financial statements

Punto Group, Corp.

Statements of Changes in Stockholders’ Deficiency

For the three-month period ended December 31, 2015 and 2014

(Stated in U.S. Dollars)

	Common stock	Common	Additional Paid-in	Other Comprehensive	Accumulated	Total Stockholders’
	Outstanding	stock	Capital	Loss	Deficit	Deficiency

Balance, October 1, 2014	-	$-	$-	$-	$(417)	$(417)

Shares Issued during the year	5,290,000	5,290	$24,510	-	-	29,800

Net Loss for the period	-	-	-	-	(26,500)	(26,500)

Balance, September 30, 2015	5,290,000	$5,290	$24,510	$-	$(26,917)	$2,883

Balance, October 1, 2015	5,290,000	$5,290	$24,510	$-	$(26,917)	$2,883

Net Loss for the period	-	-	-	-	(22,460)	(22,460)

Balance, December 31, 2015	5,290,000	$5,290	$24,510	$-	$(49,377)	$(19,577)

The accompanying notes are an integral part of these financial statements

Punto Group, Corp.

Statements of Cash Flows

For the three-month period ended December 31, 2015 and 2014

(Stated in U.S. Dollars)

	For three-month periods ended
	December 31,	December 31,
	2015	2014

Cash flows used in operating activities
Net loss	$(22,460)	$(3,050)

Changes in operating assets and liabilities
Decrease in prepaid expenses	600	-
Increase / (Decrease) in accounts payable and accrued liabilities	8,300	(300)
Cash flows used in operating activities	(13,560)	(3,350)

Cash flows from financing activities
Advances from stockholders	11,051	-
Proceed from issuance of common stock	-	4,000
Cash flows provided by financing activities	11,051	4,000

Decrease in cash and cash equivalents	(2,509)	650

Cash and cash equivalents – Beginning of period	5,700	1,000

Cash and cash equivalents – End of period	$3,191	$1,650

The accompanying notes are an integral part of these financial statements

Punto Group, Corp.

Notes to Financial Statements

As of and for the three-month period ended December 31, 2015 and year ended September 30, 2015

(Stated in U.S. Dollars)

1.	NATURE OF OPERATIONS

Punto Group, Corp. (the “Company”) is a for profit corporation established under the corporation laws in the State of Nevada, United States of America on September 2, 2014.

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Financial Statements and related disclosures as of December 31, 2015 are audited pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).

Unless the context otherwise requires, all references to “Punto Group, Corp.,” “we,” “us,” “our” or the “company” are to Punto Group, Corp. and any subsidiaries.

2.	BASIS OF PRESENTATION AND GOING CONCERN

Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and other information included in the Company's Annual Report on Form 10-K for the fiscal period ended December 31, 2015, as filed with the SEC.

Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern. For the period ended December 31, 2015, the Company had accumulated deficits of $49,377. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common stock.

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

Punto Group, Corp.

Notes to Financial Statements

As of and for the three-month period ended December 31, 2015 and year ended September 30, 2015

(Stated in U.S. Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments.  ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2015.

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

Punto Group, Corp.

Notes to Financial Statements

As of and for the three-month period ended December 31, 2015 and year ended September 30, 2015

(Stated in U.S. Dollars)

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

Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under U.S. GAAP, are excluded from net income. There was no recorded comprehensive income or loss for the three-months periods ended December 31, 2015 and 2014.

Basic and Diluted Net Loss Per Share

Our computation of earnings per share (“EPS”) includes basic and diluted EPS. Basic EPS is measured as the income (loss) available to common stockholders divided by the weighted average common shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income (loss) of the Company as if they had been converted at the beginning of the periods presented, or issuance date, if later. In computing diluted income (loss) per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period. Options and warrants may have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

Punto Group, Corp.

Notes to Financial Statements

As of and for the three-month period ended December 31, 2015 and year ended September 30, 2015

(Stated in U.S. Dollars)

Income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the respective periods. Basic and diluted (loss) per common share is the same for periods in which the company reported an operating loss because all warrants and stock options outstanding are anti-dilutive.

There were no adjustments to net loss required for purposes of computing diluted earnings per share.

For the three-month periods ended December 31, 2015 and 2014, there were no potential dilutive securities.

Recently Issued Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements”. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders' equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company adopted ASU 2014-10 during the quarter ended June 30, 2014, thereby no longer presenting or disclosing any information required by Topic 915.

On August 27, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2014-15 on its results of operations or financial condition.

Other accounting pronouncements did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

4.	RELATED PARTY TRANSACTIONS

The director of the Company provides services free of charge. The Company's sole officer and director is involved in other business activities and may in the future, become involved in other business opportunities as they become available.

During the period ended December 31, 2015 and 2014, the Company’s stockholders provided net advances of $11,051 and $0, respectively, to finance the Company’s working capital requirements.

The outstanding advances from stockholders totaled $14,468 and $3,417 as of December 31, 2015 and 2014, respectively. These advances are unsecured, due on demand, and non-interest bearing.

5.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events from December 31, 2015 through the date the financial statements were available to be issued. On February 16, 2016, the sole director approved a change in the Company’s fiscal year end from September 30 to December 31.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a) Dismissal of Independent Registered Public Accounting Firm

On February 16, 2016, with the approval of its sole director, the Company dismissed Hillary CPA Group (“Hillary”) as its independent registered public accounting firm.

During the period from October 16, 2014 (the date Hillary was engaged) through the dismissal of Hillary on February 16, 2016, Hillary did not issue an audit report on our financial statements containing an adverse opinion or disclaimer of opinion, nor did Hillary issue a report that was qualified or modified as to uncertainty, audit scope or accounting principles. During the period from October 16, 2014 (the date Hillary was engaged) through the dismissal of Hillary on February 16, 2016, there were no disagreements between us and Hillary on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to Hillary’s satisfaction, would have caused Hillary to make reference in connection with Hillary’s opinion to the subject matter of the disagreement; and there were no “reportable events” as the term is described in Item 304(a)(1)(v) of Regulation S-K.

The Company provided Hillary with a copy of this Form 8-K prior to its filing with the SEC and requested that Hillary furnish the Company with a letter addressed to the SEC that provides that Hillary agrees with the statements made above. A copy of Hillary’s letter dated February 17, 2016 is attached as Exhibit 16.1 to this Form 8-K.

(b) Engagement of Independent Registered Public Accounting Firm

On February 16, 2016, with the approval of its sole director, the Company engaged WWC, Professional Corporation (“WWC”) as its new independent registered public accounting firm.

During the period from October 1, 2014 to September 30, 2015 and through the subsequent interim period prior to the Company’s engagement of WWC, the Company did not consult with WWC on either (1) the application of accounting principles to a specified transaction, either completed or proposed, (2) the type of audit opinion that may be rendered on the Company’s financial statements; or (3) any matter that was either the subject of a disagreement, as defined in Item 304(a)(1)(iv) of Regulation S-K, or a reportable event, as defined in item 304(a)(1)(v) of Regulation S-K. In addition, WWC did not provide any written or oral advice to the Company that WWC concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer (the “Certifying Officer”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our Certifying Officer or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls Over Financial Reporting

As required by the SEC rules and regulations for the implementation of Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)     pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)     provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

7 | PAGE

(3)     provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2015 and 2014. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting at December 31, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the transition period ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The name, age and titles of our executive officer and director are as follows:

Name and Address of Executive Officer and/or Director	Age	Position

Lei Wang 2609 Monte Cresta Drive Belmont, CA 94002	48	Chief Executive Officer, Chief Financial Officer and Director (Principal Executive, Financial and Accounting Officer)

Lei Wang has acted as our President, Treasurer, Secretary and sole Director since January 2016, following the acquisition by Mr. Wang of 75.61% of the outstanding shares of our common stock. Since February 2013, he has served as General Manager of Hangzhou Cixiaotang Science & Technology Co. Ltd., a medical device company based in China. From July 2006 to December 2010, Mr. Wang served as the Chief Operating Officer, Greater China Area, of Hong Kong Progressive Technologies Limited, a company based in China that went public in Singapore through a reverse merger in August 2009. From January 1997 to October 2004, he served in various capacities for Beijing Dayin Pharmaceutical Co., a company based in China that specializes in the R&D, production and sales of children’s food and medicine, which was acquired by Hutchison Whampoa Limited, a public company listed on the Hong Kong stock exchange. From January 1995 to December 1996, Mr. Wang served as City Manager of Beijing Green World Nutrition Health Products Co., Ltd., a company based in China that specializes in researching, developing and producing nutritional and health weight-losing food. From August 1991 to December 1994, he worked at a “Grade A Class 3” Hospital in Beijing. In 1991, Mr. Wang received a bachelor’s degree in preventive medicine from Harbin Medical University.

8 | PAGE

The Board of Directors and Committees

Our Board of Directors is not comprised of a majority of independent directors. Our Board of Directors does not maintain a separate audit, nominating or compensation committee. Functions customarily performed by such committees are performed by our Board of Directors as a whole. We are not required to maintain a majority of independent directors or the foregoing committees under the rules applicable to companies that do not have securities listed or quoted on a national securities exchange.

Communication with our Directors

Shareholders or other interested parties may communicate with our director by sending mail to 2609 Monte Cresta Drive Belmont, CA 94002.

Board of Directors’ Meetings

During our fiscal period ended December 31, 2015, the Company did not hold any meetings of the Board of Directors.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by our shareholders or us to become directors or executive officers.

Code of Ethics

We intend at some point to adopt a code of ethics that applies to our officers, directors and employees. We will file copies of our code of ethics in a current report on Form 8-K. You will be able to review these documents by accessing our public filings at the SEC’s website at www.sec.gov. In addition, a copy of the code of ethics will be provided without charge upon request to us. We intend to disclose any amendments to or waivers of certain provisions of our code of ethics in a current report on Form 8-K.

Section 16(a) Beneficial Ownership Reporting

Section 16(a) of the Exchange Act requires our directors and executive officers and beneficial holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our equity securities. Except for the failure of the former Chief Executive Officer to file a Form 3 upon (i) his becoming a reporting person and (ii) acquiring 4,000,000 shares of common stock in October 2014, we are not aware of any instances when an executive officer, director or any owner of more than 10% of the outstanding shares of our common stock failed to comply with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934.

9 | PAGE

ITEM 11. EXECUTIVE COMPENSATION

There are no current employment agreements between the company and its officer. We have never paid any compensation to any of our executive officers or directors. Mr. Wang has agreed to work with no remuneration until such time as the company receives sufficient revenues necessary to provide management salaries. At this time, we cannot accurately estimate when sufficient revenues will occur to implement this compensation, or what the amount of the compensation will be. There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

CHANGE OF CONTROL

On January 6, 2016, our majority stockholder entered into a stock purchase agreement to sell 75.61% of the issued and outstanding shares of our common stock for $255,000 in cash to Mr. Lei Wang, resulting in a change in control of our company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of December 31, 2015 regarding the ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent of our outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.

	Name and Address of	Amount and Nature of
Title of Class	Beneficial Owner	Beneficial Ownership	Percentage
Common Stock	Lei Wang	4,000,000 shares of common stock (direct)	75.61%
	2609 Monte Cresta Drive Belmont, CA 94002

The percent of class is based on 5,290,000 shares of common stock issued and outstanding as of the date of this transition report.

10 | PAGE

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In October 2014, the Company issued a total of 4,000,000 shares of restricted common stock to our former sole officer and director in consideration of $4,000. On September 30, 2014, our former sole officer and director, loaned $1,717 to the Company. The loan is non-interest bearing, unsecured and due upon demand. On February 28, 2015, our former sole director and officer loaned $1,200 to the Company. The loan is non-interest bearing, unsecured and due upon demand. On May 26, 2015, our former sole officer and director loaned $500 to the Company. The loan is non-interest bearing, unsecured and due upon demand. All such loans were forgiven in January 2016, upon the consummation of our change of control transaction.

Our board of directors consists of one individual, Mr. Wang, who also serves as our sole officer, and is not independent.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During transition period ended December 31, 2015, we incurred approximately $8,000 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements as of and for the three-month period ended December 31, 2015.

ITEM 15. EXHIBITS

The following exhibits are filed as part of this Transition report.

Exhibits:

31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1**	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

** Furnished herewith

11 | PAGE

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUNTO GROUP, CORP.

Dated: April 14, 2016	By:	/s/ Lei Wang
Lei Wang Chief Executive Officer and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

12 | PAGE