Form 10-Q
period 2016-03-31
PUNTO GROUP, CORP.
filed 2016-05-17
CIK 1622244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2016

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ________    to ________.

Commission file number: 333-200529

PUNTO GROUP, CORP.

(Exact name of registrant as specified in its charter)

Nevada	61-1744826
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification number)

2609 Monte Cresta Drive Belmont, CA	94002
(Address of Principal Executive Offices)	(Zip Code)

(212) 370-1300

(Registrant’s Telephone Number, Including Area Code)

n/a

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒  No ☐

As of May 16, 2016, there were 5,290,000 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13
Item 4	Controls and Procedures
		13
PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
Item 1A.	Risk Factors	13
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3.	Defaults Upon Senior Securities	13
Item 4.	Mine Safety Disclosures	13
Item 5.	Other Information	13
Item 6.	Exhibits	14

SIGNATURES		15

PART I

Item 1.	Financial Statements

Punto Group, Corp.

Reviewed Financial Statements

As of March 31, 2016 and December 31, 2015

1

To:	The Board of Directors and Stockholders of

Punto Group, Corp.

We have reviewed the accompanying balance sheets of Punto Group, Corp. as of March 31, 2016 and December 31, 2015, and the related statements of operations and comprehensive loss, and statements of cash flows for the three month periods ended March 31, 2016 and 2015. These financial statements are the responsibility of the company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Punto Group, Corp. as of December 31, 2015, and the related statements of operations, comprehensive loss, stockholders’ deficiency, and cash flows for the year then ended and in our report dated April 14, 2016, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2015, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

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

San Mateo, California	WWC, P.C.
May 17, 2016	Certified Public Accountants

Punto Group, Corp.

Balance Sheets

As of March 31, 2016 and December 31, 2015

(Unaudited)

(Stated in U.S. Dollars)

	March 31,	December 31,
	2016	2015
		(Audited)
ASSETS

Current assets
Cash	$-	$3,191
Total assets	$-	$3,191

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Accounts payable and accrued liabilities	$13,323	$8,300
Related Party Payable	-	14,468
Total liabilities	13,323	22,768

Commitments and Contingencies

Stockholders’ deficiency
Common stock, $0.001 par value, 75,000,000 shares authorized, 5,290,000 shares issued and outstanding as of March 31, 2016 and December 31, 2015 respectively.	5,290	5,290
Additional paid-in capital	24,510	24,510
Accumulated deficit	(43,123)	(49,377)
Total stockholders’ deficiency	(13,323)	(19,577)

Total liabilities and stockholders’ deficiency	$-	$3,191

The accompanying notes are an integral part of these financial statements

Punto Group, Corp.

Statements of Operations and Comprehensive Loss

For the three-month periods ended March 31, 2016 and 2015

(Unaudited)

(Stated in U.S. Dollars)

	For the three-month periods ended
	March 31, 2016		March 31, 2015

Revenue		$-		$-

General and administrative expenses		8,214		1,740
Loss from operation		(8,214)		(1,740)

Gain on change of control		14,468		-

Net income/(loss)		$6,254		$(1,740)

Comprehensive income/(loss)		$6,254		$(1,740)

Basic and diluted income/(loss) per common share	$	**	$	**

Weighted average number of common shares used in per share calculations – basic and diluted		5,290,000		4,000,000

** Less than 0.01

The accompanying notes are an integral part of these financial statements

Punto Group, Corp.

Statements of Cash Flows

For the three-month periods ended March 31, 2016 and 2015

(Unaudited)

(Stated in U.S. Dollars)

	For the three-month periods ended
	March 31,	March 31,
	2016	2015

Cash flows used in operating activities
Net income/ (loss)	$6,254	$(1,740)

Changes in operating assets and liabilities
Decrease in prepaid expenses	-	(300)
Increase in accounts payable and accrued liabilities	5,023	-
Net cash provided by/(used in) operating activities	11,277	(2,040)

Cash flows from financing activities
Advances from stockholders	(14,468)	1,200
Net cash used in financing activities	(14,468)	1,200

Decrease in cash and cash equivalents	(3,191)	(840)

Cash and cash equivalents – Beginning of period	3,191	1,650

Cash and cash equivalents – End of period	$-	$810

The accompanying notes are an integral part of these financial statements

Punto Group, Corp.

Notes to Financial Statements

As of March 31, 2016 and December 31, 2015

(Stated in U.S. Dollars)

1.	NATURE OF OPERATIONS

Punto Group, Corp. (the “Company”) is a for profit corporation established under the corporation laws in the State of Nevada, United States of America on September 2, 2014.

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The financial statements and related disclosures as of March 31, 2016 are reviewed pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).

Unless the context otherwise requires, all references to “Punto Group, Corp.,” “we,” “us,” “our” or the “company” are to Punto Group, Corp. and any subsidiaries.

2.	BASIS OF PRESENTATION AND GOING CONCERN

Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and other information included in the Company's Annual Report on Form 10-Q for the quarter ended March 31, 2016 as filed with the SEC.

Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern. For the period ended March 31, 2016, the Company had accumulated deficits of $43,123. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common stock.

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

As of March 31, 2016 and December 31, 2015

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments.  ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2016.

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

Punto Group, Corp.

Notes to Financial Statements

As of March 31, 2016 and December 31, 2015

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

Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under U.S. GAAP, are excluded from net income. There was no recorded comprehensive income or loss for the three-months periods ended March 31, 2016 and 2015.

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

Punto Group, Corp.

Notes to Financial Statements

As of March 31, 2016 and December 31, 2015

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

For the three-month periods ended March 31, 2016 and 2015, there were no potential dilutive securities.

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

Punto Group, Corp.

Notes to Financial Statements

As of March 31, 2016 and December 31, 2015

(Stated in U.S. Dollars)

4.	RELATED PARTY TRANSACTIONS

The director of the Company provides services free of charge. The Company's sole officer and director is involved in other business activities and may in the future, become involved in other business opportunities as they become available.

As of December 31, 2015, the Company’s former stockholders provided net advances of $14,468 to finance the Company’s working capital requirements. The Company underwent a change of control in January 2016, which the majority ownership was transferred to a new majority shareholder. The former shareholder forgave the $14,468 advances at the date of the transfer, and the Company recognized a one-time gain of $14,468 which is included as gain on change of control in the Company’s results of operations during the three month period ended March 31, 2016.

As of March 31, 2016, there were no advances from the current shareholder.

5.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events from March 31, 2016 through the date the financial statements were available to be issued. There was no subsequent event at the report date.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report. The terms “we,” “our” and “the Company” used throughout this report refer to Punto Group, Corp., a Nevada corporation.

Overview

We were incorporated in the State of Nevada on September 2, 2014. The Company intends to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. There can be no assurance that the Company will ever consummate a business combination and achieve long-term growth potential or immediate, short-term earnings from any business combination the Company enters into.

Results of Operations

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

Our loss from operations for the three-month period ended March 31, 2016 was $8,214 compared to a loss of $1,740 during the three-month period ended March 31, 2015. Our general and administrative expenses represent fees paid for legal and accounting services in connection with our public company reporting obligations. We did not generate any revenue during these periods. However, due to a gain on change of control of $14,468 during the three-month period ended March 31, 2016, we experienced net income of $6,254 during such period.

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

The financial statements have been prepared assuming that we will continue as a going concern, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

As of March 31, 2016, our total assets were $0 compared to $3,191 in total assets at December 31, 2015. As of March 31, 2016, our current liabilities were $13,323, compared to $22,768 in current liabilities at December 31, 2015.

As of March 31, 2016, total liabilities were comprised of $13,323 in accounts payable and accrued liabilities. As of December 31, 2015, total assets were comprised of $3,191 in cash and total liabilities were comprised of $8,300 in accounts payable and accrued liabilities and $14,468 in related party payables.

Stockholders’ deficiency was ($13,323) as of March 31, 2016 compared to ($19,577) as of December 31, 2015.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of March 31, 2016, the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial and accounting officer) has concluded that the Company’s disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

We are a smaller reporting company and, therefore, we are not required to provide information required by this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Number	Description

31.1*	Certification Pursuant to Sarbanes-Oxley Section 302

32.1**	Certification Pursuant To 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*    Filed herewith.

**  Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUNTO GROUP, CORP.

Dated: May 17, 2016	By:	/s/ Lei Wang
Name: Lei Wang
Title: Chief Executive Officer and Chief Financial Officer

