Form 10-Q
period 2016-06-30
PUNTO GROUP, CORP.
filed 2016-08-15
CIK 1622244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2016

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ________ to ________.

Commission file number: 333-200529

PUNTO GROUP, CORP.

(Exact name of registrant as specified in its charter)

Nevada	61-1744826
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification number)

2609 Monte Cresta Drive Belmont, CA	94002
(Address of Principal Executive Offices)	(Zip Code)

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

As of August 12, 2016, there were 5,290,000 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

1

PART I

Item 1.	Financial Statements

Punto Group, Corp.

Reviewed Financial Statements

As of June 30, 2016 and December 31, 2015

2

To: The Board of Directors and Stockholders of

Punto Group, Corp.

We have reviewed the accompanying balance sheets of Punto Group, Corp. as of June 30, 2016 and December 31, 2015, and the related statements of operations and comprehensive loss, and statements of cash flows for the three and six month periods ended June 30, 2016 and 2015. These financial statements are the responsibility of the company’s management.

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

San Mateo, California	WWC, P.C.
August 15, 2016	Certified Public Accountants

Punto Group, Corp.

Balance Sheets

As of June 30, 2016 and December 31, 2015

(Unaudited)

(Stated in U.S. Dollars)

	June 30,	December 31,
	2016	2015
ASSETS		(Audited)

Current assets
Cash	$—	$3,191
Total assets	$—	$3,191

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Accounts payable and accrued liabilities	$4,300	$8,300
Related Party Payable	18,641	14,468
Total liabilities	22,941	22,768

Commitments and Contingencies

Stockholders’ deficiency
Common stock, $0.001 par value, 75,000,000 shares authorized, 5,290,000 shares issued and outstanding as of June 30, 2016 and December 31, 2015 respectively.	5,290	5,290
Additional paid-in capital	24,510	24,510
Accumulated deficit	(52,741)	(49,377)
Total stockholders’ deficiency	22,941	(19,577)

Total liabilities and stockholders’ deficiency	$—	$3,191

The accompanying notes are an integral part of these financial statements

Punto Group, Corp.

Statements of Operations and Comprehensive Loss

For the three-month and six-month periods ended June 30, 2016 and 2015

(Unaudited)

(Stated in U.S. Dollars)

	For the three-month periods ended				For the six-month periods ended
	June 30, 2016		June 30, 2015		June 30, 2016		June 30, 2015

Revenue		$—		$—		$—		$—

General and administrative expenses		9,618		1,760		17,832		3,500
Loss from operation		(9,618)		(1,760)		(17,832)		(3,500)

Gain on change of control		—		—		14,468		—

(Net loss)		$(9,618)		$(1,760)		$(3,364)		$(3,500)

Comprehensive loss		$(9,618)		$(1,760)		$(3,364)		$(3,500)

Basic and diluted income/(loss) per common share	$	**	$	**	$	**	$	**

Weighted average number of common shares used in per share calculations – basic and diluted		5,290,000		4,140,000		5,290,000		4,140,000

** Less than 0.01

The accompanying notes are an integral part of these financial statements

Punto Group, Corp.
Statements of Cash Flows
For the six-month periods ended June 30, 2016 and 2015
(Unaudited)
(Stated in U.S. Dollars)

	For six-month periods ended
	June 30,	June 30,
	2016	2015

Cash flows used in operating activities
Net loss	$(3,364)	$(1,740)

Changes in operating assets and liabilities
Decrease in prepaid expenses	—	(300)
Decrease in accounts payable and accrued liabilities	(4,000)	—
Net cash provided by/(used in) operating activities	(7,364)	(2,040)

Cash flows from financing activities
Advances from stockholders	4,173	1,200
Net cash used in financing activities	4,173	1,200

Decrease in cash and cash equivalents	(3,191)	(840)

Cash and cash equivalents – Beginning of period	3,191	1,650

Cash and cash equivalents – End of period	$—	$810

The accompanying notes are an integral part of these financial statements

Punto Group, Corp.

Notes to Financial Statements

As of June 30, 2016 and December 31, 2015

(Stated in U.S. Dollars)

1.	NATURE OF OPERATIONS

Punto Group, Corp. (the “Company”) is a for profit corporation established under the corporation laws in the State of Nevada, United States of America on September 2, 2014.

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The financial statements and related disclosures as of June 30, 2016 are reviewed pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).

Unless the context otherwise requires, all references to “Punto Group, Corp.,” “we,” “us,” “our” or the “company” are to Punto Group, Corp. and any subsidiaries.

2.	BASIS OF PRESENTATION AND GOING CONCERN

Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and other information included in the Company's Annual Report on Form 10-Q for the quarter ended June 30, 2016 as filed with the SEC.

Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern. For the period ended June 30, 2016, the Company had accumulated deficits of $52,741. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common stock.

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

As of June 30, 2016 and December 31, 2015

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments.  ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2016.

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

Punto Group, Corp.

Notes to Financial Statements

As of June 30, 2016 and December 31, 2015

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

Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under U.S. GAAP, are excluded from net income. There was no recorded comprehensive income or loss for the six-months periods ended June 30, 2016 and 2015.

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

Punto Group, Corp.

Notes to Financial Statements

As of June 30, 2016 and December 31, 2015

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

For the six-month periods ended June 30, 2016 and 2015, there were no potential dilutive securities.

Recently Issued Accounting Pronouncements

On March 15, 2016, the FASB issued ASU 2016-07 “Investments—Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting”, which simplifies the equity method of accounting by eliminating the requirement to retrospectively apply the equity method to an investment that subsequently qualifies for such accounting as a result of an increase in the level of ownership interest or degree of influence. Consequently, when an investment qualifies for the equity method (as a result of an increase in the level of ownership interest or degree of influence), the cost of acquiring the additional interest in the investee would be added to the current basis of the investor’s previously held interest and the equity method would be applied subsequently from the date on which the investor obtains the ability to exercise significant influence over the investee. The ASU further requires that unrealized holding gains or losses in accumulated other comprehensive income related to an available-for-sale security that becomes eligible for the equity method be recognized in earnings as of the date on which the investment qualifies for the equity method.

Punto Group, Corp.

Notes to Financial Statements

As of June 30, 2016 and December 31, 2015

(Stated in U.S. Dollars)

The guidance in the ASU is effective for all entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years; early adoption is permitted for all entities. Entities are required to apply the guidance prospectively to increases in the level of ownership interest or degree of influence occurring after the ASU’s effective date. Additional transition disclosures are not required upon adoption.

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

As of December 31, 2015, the Company’s former stockholders provided net advances of $14,468 to finance the Company’s working capital requirements. The Company underwent a change of control in January 2016, which the majority ownership was transferred to a new majority shareholder. The former shareholder forgave the $14,468 advances at the date of the transfer, and the Company recognized a one-time gain of $14,468 which is included as gain on change of control in the Company’s results of operations during the six-month period ended June 30, 2016.

As of June 30, 2016, there were advances of $18,641 from the current shareholder for the purpose of operating the Company.

5.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events from June 30, 2016 through the date the financial statements were available to be issued. There was no subsequent event at the report date.

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

Our loss from operations for the three-month period ended June 30, 2016 was $9,618 compared to a loss of $1,760 during the three-month period ended June 30, 2015. Our general and administrative expenses represent fees paid for legal and accounting services in connection with our public company reporting obligations. We did not generate any revenue during these periods.

Our loss from operations for the six-month period ended June 30, 2016 was $17,832 compared to a loss of $3,500 during the six-month period ended June 30, 2015. Our general and administrative expenses represent fees paid for legal and accounting services in connection with our public company reporting obligations. We did not generate any revenue during these periods. However, due to a gain on change of control of $14,468 during the three-month period ended March 31, 2016, we experienced net income of $6,254 during such period.

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

As of June 30, 2016, our total assets were $0 compared to $3,191 in total assets at December 31, 2015. As of June 30, 2016, our total liabilities were $22,941, compared to $22,768 in total liabilities at December 31, 2015. As of June 30, 2016, total liabilities were comprised of $4,300 in accounts payable and accrued liabilities and $18,641 in related party payables. As of December 31, 2015, total assets were comprised of $3,191 in cash and total liabilities were comprised of $8,300 in accounts payable and accrued liabilities and $14,468 in related party payables.

Stockholders’ deficiency was $22,941 as of June 30, 2016 compared to ($19,577) as of December 31, 2015.

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

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of June 30, 2016, the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial and accounting officer) has concluded that the Company’s disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PUNTO GROUP, CORP.

Dated: August 15, 2016	By:	/s/ Lei Wang
Name: Lei Wang
Title: Chief Executive Officer and Chief Financial Officer

