Form 10-Q
period 2016-09-30
PUNTO GROUP, CORP.
filed 2016-11-14
CIK 1622244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2016

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

As of November 14, 2016, there were 5,290,000 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

PART I

Item 1.	Financial Statements

Punto Group, Corp.

Reviewed Financial Statements

As of September 30, 2016 and December 31, 2015

1

To:	The Board of Directors and Stockholders of Punto Group, Corp.

We have reviewed the accompanying balance sheets of Punto Group, Corp. as of September 30, 2016 and December 31, 2015, and the related statements of operations and comprehensive loss, and statements of cash flows for the three and nine month periods ended September 30, 2016 and 2015. These financial statements are the responsibility of the company’s management.

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

San Mateo, California	WWC, P.C.
November 14, 2016	Certified Public Accountants

Punto Group, Corp.

Balance Sheets

As of September 30, 2016 and December 31, 2015

(Unaudited)

(Stated in U.S. Dollars)

	September 30,	December 31,
	2016	2015
ASSETS		(Audited)

Current assets
Cash	$-	$3,191
Total assets	$-	$3,191

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Accounts payable and accrued liabilities	$17,097	$8,300
Related party payable	14,641	14,468
Total liabilities	31,738	22,768

Commitments and Contingencies

Stockholders’ deficiency
Common stock, $0.001 par value, 75,000,000 shares authorized, 5,290,000 shares issued and outstanding as of September 30, 2016 and December 31, 2015 respectively.	5,290	5,290
Additional paid-in capital	24,510	24,510
Accumulated deficit	(61,538)	(49,377)
Total stockholders’ deficiency	(31,738)	(19,577)

Total liabilities and stockholders’ deficiency	$-	$3,191

The accompanying notes are an integral part of these financial statements

Punto Group, Corp.

Statements of Operations and Comprehensive Loss

For the three-month and nine-month periods ended September 30, 2016 and 2015

(Unaudited)

(Stated in U.S. Dollars)

	For the three-month periods ended				For the nine-month periods ended
	September 30, 2016		September 30, 2015		September 30, 2016		September 30, 2015

Revenue		$-		$-		$-		$-

General and administrative expenses		9,097		19,950		26,929		23,450
Loss from operation		(9,097)		(19,950)		(26,929)		(23,450)

Gain on change of control		-		-		14,768		-

Net loss		$(9,097)		$(19,950)		$(12,161)		$(23,450)

Comprehensive loss		$(9,097)		$(19,950)		$(12,161)		$(23,450)

Basic and diluted income/(loss) per common share	$	**	$	**	$	**	$	**

Weighted average number of common shares used in per share calculations – basic and diluted		5,290,000		5,283,055		5,290,000		4,502,248

** Less than 0.01

The accompanying notes are an integral part of these financial statements

Punto Group, Corp.

Statements of Cash Flows

For the nine-month periods ended September 30, 2016 and 2015

(Unaudited)

(Stated in U.S. Dollars)

	For nine-month periods ended
	September 30,	September 30,
	2016	2015

Cash flows used in operating activities
Net loss	$(12,161)	$(23,450)

Adjustment to reconcile net loss to net cash provided by operations:
Decrease in accounts payable and accrued liabilities	8,797	-
Net cash provided used in operating activities	(3,364)	(23,450)

Cash flows from financing activities
Proceed from issuance of common stock	-	1,290
Proceed from additional paid in capital	-	24,510
Advances from stockholders	173	1,700
Net cash provided by financing activities	173	27,500

Change in cash and cash equivalents	(3,191)	4,050

Cash and cash equivalents – Beginning of period	3,191	1,650

Cash and cash equivalents – End of period	$-	$5,700

The accompanying notes are an integral part of these financial statements

Punto Group, Corp.

Notes to Financial Statements

As of September 30, 2016 and December 31, 2015

(Stated in U.S. Dollars)

1.	NATURE OF OPERATIONS

Punto Group, Corp. (the “Company”) is a for profit corporation established under the corporation laws in the State of Nevada, United States of America on September 2, 2014.

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The financial statements and related disclosures as of September 30, 2016 are reviewed pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).

Unless the context otherwise requires, all references to “Punto Group, Corp.,” “we,” “us,” “our” or the “company” are to Punto Group, Corp. and any subsidiaries.

2.	BASIS OF PRESENTATION AND GOING CONCERN

Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and other information included in the Company's Annual Report on Form 10-Q for the quarter ended September 30, 2016 as filed with the SEC.

Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern. For the period ended September 30, 2016, the Company had accumulated deficits of $61,538. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common stock.

Management plans to fund operations of the Company through the proceeds from an offering pursuant to a Registration Statement on Form S-1 or private placements of restricted securities or the issuance of stock in lieu of cash for payment of services until such a time as profitable operations are achieved. If we do not raise all of the money we need from public offerings, we will have to find alternative sources, such as loans or advances from our officers, directors or others. Such additional financing may not become available on acceptable terms and there can be no assurance that any additional financing that the Company does obtain will be sufficient to meet its needs in the long term. There are no written agreements in place for such funding or issuance of securities and there can be no assurance that such will be available in the future. Management believes that this plan provides an opportunity for the Company to continue as a going concern.

The failure to achieve the necessary levels of profitability or obtain the additional funding would be detrimental to the Company.

Punto Group, Corp.

Notes to Financial Statements

As of September 30, 2016 and December 31, 2015

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments.  ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2016.

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

Punto Group, Corp.

Notes to Financial Statements

As of September 30, 2016 and December 31, 2015

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

Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under U.S. GAAP, are excluded from net income. There was no recorded comprehensive income or loss for the nine-month periods ended September 30, 2016 and 2015.

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

Punto Group, Corp.

Notes to Financial Statements

As of September 30, 2016 and December 31, 2015

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

For the nine-month periods ended September 30, 2016 and 2015, there were no potential dilutive securities.

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

On March 30, 2016, the FASB issued ASU No. 2016-09 "Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting", which simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods.

Punto Group, Corp.

Notes to Financial Statements

As of September 30, 2016 and December 31, 2015

(Stated in U.S. Dollars)

On August 26, 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230)". Stakeholders indicated that there is diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. This Update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. As a result, the Company has elected to early adopt this Update prospectively as of September 30, 2016 and prior periods have not been retrospectively adjusted.

As of September 30, 2016, except for the above, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements.

4.	RELATED PARTY TRANSACTIONS

The director of the Company provides services free of charge. The Company's sole officer and director is involved in other business activities and may in the future, become involved in other business opportunities as they become available.

As of December 31, 2015, the Company’s former stockholders provided net advances of $14,468 to finance the Company’s working capital requirements. The Company underwent a change of control in January 2016, which the majority ownership was transferred to a new majority shareholder. The former shareholder forgave the $14,468 advances at the date of the transfer, and the Company recognized a one-time gain of $14,468 which is included as gain on change of control in the Company’s results of operations during the nine-month period ended September 30, 2016.

As of September 30, 2016, there were advances of $14,641 from the current shareholder for the purpose of operating the Company.

5.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events from September 30, 2016 through the date the financial statements were available to be issued. There was no subsequent event at the report date.

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

Our net loss for the three-month period ended September 30, 2016 was $9,097 compared to a loss of $19,950 during the three-month period ended September 30, 2015. Our general and administrative expenses represent fees paid for legal and accounting services in connection with our public company reporting obligations. We did not generate any revenue during these periods.

Our net loss for the nine-month period ended September 30, 2016 was $12,161 compared to a loss of $23,450 during the nine-month period ended September 30, 2015. Our general and administrative expenses represent fees paid for legal and accounting services in connection with our public company reporting obligations. We did not generate any revenue during these periods. However, due to a gain on change of control of $14,468 during the three-month period ended March 31, 2016, we experienced net income of $6,254 during such period.

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

As of September 30, 2016, our total assets were $0 compared to $3,191 in total assets at December 31, 2015. As of September 30, 2016, our total liabilities were $31,738, compared to $22,768 in total liabilities at December 31, 2015. As of September 30, 2016, total liabilities were comprised of $17,097 in accounts payable and accrued liabilities and $14,641 in related party payables. As of December 31, 2015, total assets were comprised of $3,191 in cash and total liabilities were comprised of $8,300 in accounts payable and accrued liabilities and $14,468 in related party payables.

Stockholders’ deficiency was ($31,738) as of September 30, 2016 compared to ($19,577) as of December 31, 2015.

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

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of September 30, 2016, the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial and accounting officer) has concluded that the Company’s disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PUNTO GROUP, CORP.

Dated: November 14, 2016	By:	/s/ Lei Wang
Name: Lei Wang
Title: Chief Executive Officer and Chief Financial Officer

