Form 10-K
period 2016-12-31
PUNTO GROUP, CORP.
filed 2017-04-26
CIK 1622244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________to _______________________

Commission File No. 333-200529

Punto Group, Corp.

Nevada	61-1744826
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Punto Group, Corp.

819 Cowan Road, Suite E

Burlingame, CA 94010

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☒  No ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No ☐

As of April 19, 2017, the registrant had 5,290,000 shares of common stock issued and outstanding, including 1,290,000 shares held by non-affiliates. No market value has been computed based upon the fact that no active trading market has been established as of April 19, 2017.

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

1

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

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs.  Our actual results could differ materially from those discussed in the forward looking statements.  Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report.  Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

RESULTS OF OPERATIONS

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

Our net loss for the fiscal year ended December 31, 2016 was $21,888 compared to a net loss of $22,460 for the fiscal year ended December 31, 2015. Our general and administrative expenses represent fees paid for legal and accounting services in connection with our public company reporting obligations. We did not generate any revenue during these periods.

Liquidity and Capital Resources

We expect we will require additional capital to meet our long term operating requirements. We expect to finance our operations through advancements, the sale of equity or debt securities until we consummate a business combination. We will need additional capital in order to continue operating. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

2

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

As of December 31, 2016, our total assets were $0, compared to $3,191 in total assets at December 31, 2015. As of December 31, 2016, our current liabilities were $41,465, compared to $22,768 in current liabilities at December 31, 2015.

As of December 31, 2016, total liabilities were comprised of $10,897 in accounts payable and accrued liabilities and $30,568 in related party payables.

As of December 31, 2015, total assets were comprised of $3,191 in cash and total liabilities were comprised of $8,300 in accounts payable and accrued liabilities and $14,468 in related party payables.

As of December 31, 2016, stockholders’ deficiency was $41,465 compared to $19,577 at December 31, 2015.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the year ended December 31, 2016, cash flows used in operating activities was $33,759 due to a net loss of $21,888, a gain on change of control of $14,468, and a $2,597 increase in account payables and accrued liabilities. For the year ended December 31, 2015, cash flows used in operating activities was $13,560 due to a net loss of $22,460, a $600 decrease in prepaid expenses and a $8,300 increase in accounts payable and accrued liabilities.

Cash Flows from Financing Activities

For the year ended December 31, 2016, cash flows provided by financing activities was $30,568, representing proceeds from an advance by our majority stockholder. For the year ended December 31, 2015, cash flows provided by financing activities was $11,051, representing proceeds from an advance by our majority stockholder.

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

3

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Punto Group, Corp.

Audited Financial Statements

As of and for the years ended December 31, 2016 and 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Punto Group, Corp.

We have audited the accompanying balance sheets of Punto Group, Corp. as of December 31, 2016 and 2015, and the related statements of operations and comprehensive loss, stockholders’ deficiency, and cash flows for the years then ended. Punto Group, Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Punto Group, Corp.as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had incurred substantial losses in previous years and has a working capital deficit, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

San Mateo, California	WWC, P.C.
April 26, 2017	Certified Public Accountants

Punto Group, Corp.

Audited Balance Sheets

As of December 31, 2016 and 2015

 (Stated in U.S. Dollars)

	December 31,	December 31,
	2016	2015
ASSETS

Current assets
Cash	$-	$3,191
Total assets	$-	$3,191

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Accounts payable and accrued liabilities	$10,897	$8,300
Related party payable	30,568	14,468
Total liabilities	41,465	22,768

Commitments and Contingencies

Stockholders’ deficiency
Common stock, $0.001 par value, 75,000,000 shares authorized, 5,290,000 shares issued and outstanding as of December 31, 2016 and December 31, 2015 respectively.	5,290	5,290
Additional paid-in capital	24,510	24,510
Accumulated deficit	(71,265)	(49,377)
Total stockholders’ deficiency	(41,465)	(19,577)

Total liabilities and stockholders’ deficiency	$-	$3,191

The accompanying notes are an integral part of these financial statements

Punto Group, Corp.

Audited Statements of Operations and Comprehensive Loss

For the years ended December 31, 2016 and 2015

(Stated in U.S. Dollars)

	For the years ended
	December 31, 2016	December 31, 2015

Revenue	$-	$-

General and administrative expenses	36,656	22,460
Loss from operation	(36,656)	(22,460)

Gain on change of control	14,768	-

Income tax	-	-

Net loss	$(21,888)	$(22,460)

Comprehensive loss	$(21,888)	$(22,460)

Basic and diluted income/(loss) per common share	$(0.00)	$(0.00)

Weighted average number of common shares used in per share calculations – basic and diluted	5,290,000	5,290,000

The accompanying notes are an integral part of these financial statements

Punto Group, Corp.

Audited Statements of Stockholders’ Equity Deficiency

For the years ended December 31, 2016 and 2015

(Stated in U.S. Dollars)

	Number of		Additional		Total
	Shares	Common	Paid-in	Accumulated	Stockholders’
	Outstanding	Stock	Capital	Deficit	Deficiency

Balance, January 1, 2015	5,290,000	$5,290	$24,510	$(26,917)	$2,883

Net loss for the year	-	-	-	(22,460)	(22,460)

Balance, December 31, 2015	5,290,000	$5,290	$24,510	$(49,377)	$(19,577)

Balance, January 1, 2016	5,290,000	$5,290	$24,510	$(49,377)	$(19,577)

Net loss for the year	-	-	-	(21,888)	(21,888)

Balance, December 31, 2016	5,290,000	$5,290	$24,510	$(71,265)	$(41,465)

The accompanying notes are an integral part of these financial statements

Punto Group, Corp.

Audited Statements of Cash Flows

For the years ended December 31, 2016 and 2015

(Stated in U.S. Dollars)

	For years ended
	December 31,	December 31,
	2016	2015

Cash flows used in operating activities
Net loss	$(21,888)	$(22,460)

Adjustment to reconcile net loss to net cash provided by operations:
Gain on change of control	(14,468)	-
Decrease in prepaid expenses	-	600
Increase in accounts payable and accrued liabilities	2,597	8,300
Net cash used in operating activities	(33,759)	(13,560)

Cash flows from financing activities
Advances from stockholders	30,568	11,051
Net cash provided by financing activities	30,568	11,051

Change in cash and cash equivalents	(3,191)	(2,509)

Cash and cash equivalents – Beginning of year	3,191	5,700

Cash and cash equivalents – End of year	$-	$3,191

Interest paid	-	-
Income tax paid	-	-

Non-cash transaction

For the year ended December 31, 2016, the Company’s obligation to repay the advances from a former shareholder of $14,468 has been waived by the shareholder and recognized as a one-time gain.

The accompanying notes are an integral part of these financial statements

Punto Group, Corp.

Notes to Financial Statements

For the years ended December 31, 2016 and 2015

(Stated in U.S. Dollars)

1.	NATURE OF OPERATIONS

Punto Group, Corp. (the “Company”) is a for profit corporation established under the corporation laws in the State of Nevada, United States of America on September 2, 2014.

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The financial statements and related disclosures as of December 31, 2016 are audited pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).

Unless the context otherwise requires, all references to “Punto Group, Corp.,” “we,” “us,” “our” or the “company” are to Punto Group, Corp. and any subsidiaries.

2.	BASIS OF PRESENTATION AND GOING CONCERN

Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the SEC.

Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern. As of December 31, 2016, the Company had accumulated deficits of $71,265. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common stock.

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

Punto Group, Corp.

Notes to Financial Statements

For the years ended December 31, 2016 and 2015

(Stated in U.S. Dollars)

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2016.

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

Punto Group, Corp.

Notes to Financial Statements

For the years ended December 31, 2016 and 2015

(Stated in U.S. Dollars)

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

For the years ended December 31, 2016 and 2015, there were no potential dilutive securities.

Comprehensive income (loss)

The Company follows the provisions of the Financial Accounting Standards Board (the “FASB”) ASC 220 Reporting Comprehensive Income, and establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. The Company’s comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments.

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

Punto Group, Corp.

Notes to Financial Statements

For the years ended December 31, 2016 and 2015

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

On August 26, 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230)". Stakeholders indicated that there is diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. This Update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. As a result, the Company has elected to early adopt this Update prospectively as of December 31, 2016 and prior periods have not been retrospectively adjusted.

As of December 31, 2016, except for the above, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements.

4.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the followings as of December 31, 2016 and 2015:

	12/31/2016	12/31/2015
Audit expense	$8,000	$8,000
Legal expense	180	-
Filing fee	1,247	300
Other	1,470	-
	$10,897	$8,300

Punto Group, Corp.

Notes to Financial Statements

For the years ended December 31, 2016 and 2015

(Stated in U.S. Dollars)

5.	GAIN ON CHANGE OF CONTROL

The Company underwent a change of control in January 2016, and the former shareholder forgave the $14,468 advances at the date of transfer. The Company recognized it as one-time gain, which is reflected in the Statement of Operations for the year ended December 31, 2016.

6.	RELATED PARTY TRANSACTIONS

The director of the Company provides services free of charge. The Company's sole officer and director is involved in other business activities and may in the future, become involved in other business opportunities as they become available.

As of December 31, 2015, the Company’s former stockholders provided net advances of $14,468 to finance the Company’s working capital requirements. The Company underwent a change of control in January 2016, which the majority ownership was transferred to a new majority shareholder. The former shareholder forgave the $14,468 advances at the date of the transfer, and the Company recognized a one-time gain of $14,468 which is included as gain on change of control in the Company’s results of operations during the year ended December 31, 2016.

As of December 31, 2016, there were advances of $30,568 from the current shareholder for the purpose of operating the Company.

The Company’s registration address is free of charge as it is provided by a related party. The Company is not able to estimate fair market value for using a registered address; therefore, there is no rent expense for the year ended December 31, 2016.

7.	INCOME TAX

The Company was established in the State of Nevada in United States and is subject to Nevada State and US Federal tax laws. The Company has not recognized an income tax benefit for its operating losses based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not. Further, the benefit from utilization of NOL carry forwards could be subject to limitations due to material ownership changes that could occur in the Company as it continues to raise additional capital. Based on such limitations, the Company has significant NOLs for which realization of tax benefits is uncertain. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

As of December 31, 2016, the Company has accumulated net operating losses of $71,265 which carryovers as a deferred tax asset that begins to expire in 2025.

The net losses before income taxes and its provision for income taxes as follows:

	12/31/2016	12/31/2015
Net loss before income taxes	$(21,888)	$(22,460)

Tax expenses (benefit) at the statutory tax rate	(7,223)	(7,412)

Tax effects of:
Valuation allowance	7,223	7,412

Income tax benefit	$-	$-

8.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events from December 31, 2016 through the date the financial statements were available to be issued. There was no subsequent event at the report date.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer (the “Certifying Officer”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual Report.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2016. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting at December 31, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the annual period ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The name, age and titles of our executive officer and director are as follows:

Name and Address of Executive Officer and/or Director	Age	Position

Lei Wang 819 Cowan Road, Suite E Burlingame, CA 94010	49	Chief Executive Officer, Chief Financial Officer and Sole Director (Principal Executive, Financial and Accounting Officer)

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

The Board of Directors and Committees

Our Board of Directors is not comprised of a majority of independent directors. Our Board of Directors does not maintain a separate audit, nominating, or compensation committee. Functions customarily performed by such committees are performed by our Board of Directors as a whole. We are not required to maintain a majority of independent directors or the foregoing committees under the rules applicable to companies that do not have securities listed or quoted on a national securities exchange.

Communication with our Directors

Shareholders or other interested parties may communicate with our director by sending mail to 819 Cowan Road, Suite E, Burlingame, CA 94010.

Board of Directors’ Meetings

During our fiscal period ended December 31, 2016, the Company did not hold any meetings of the Board of Directors.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of April 19, 2017 regarding the ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent of our outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.

	Name and Address of	Amount and Nature of
Title of Class	Beneficial Owner	Beneficial Ownership	Percentage
Common Stock	Lei Wang	4,000,000 shares of common stock (direct)	75.61%
	819 Cowan Road, Suite E Burlingame, CA 94010

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our board of directors consists of one individual, Mr. Wang, who also serves as our sole officer, and is not independent.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the annual period ended December 31, 2016, we incurred approximately $20,000 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements as of and for the annual period ended December 31, 2016.

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

*          Filed herewith

**        Furnished herewith

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUNTO GROUP, CORP.

Dated: April 26, 2017	By:	/s/ Lei Wang
Lei Wang Chief Executive Officer and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

PUNTO GROUP, CORP.

Dated: April 26, 2017	By:	/s/ Lei Wang
Lei Wang Chief Executive Officer and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

