Form 10-Q
period 2017-03-31
PUNTO GROUP, CORP.
filed 2017-05-22
CIK 1622244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2017

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ________   to ________.

Commission file number: 333-200529

PUNTO GROUP, CORP.

(Exact name of registrant as specified in its charter)

Nevada	61-1744826
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification number)

819 Cowan Road, Suite E Burlingame, CA 94010	94002
(Address of Principal Executive Offices)	(Zip Code)

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

As of May 22, 2017, there were 5,290,000 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

PART I

Item 1.	Financial Statements

Punto Group, Corp.

Unaudited Condensed Balance Sheets

As of March 31, 2017 and December 31, 2016

(Stated in U.S. Dollars)

	March 31,	December 31,
	2017	2016
		(Audited)
ASSETS

Current assets
Cash	$-	$-
Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Accounts payable and accrued liabilities	$18,894	$10,897
Related party payable	33,765	30,568
Total liabilities	52,659	41,465

Commitments and Contingencies

Stockholders’ deficiency
Common stock, $0.001 par value, 75,000,000 shares authorized, 5,290,000 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively.	5,290	5,290
Additional paid-in capital	24,510	24,510
Accumulated deficit	(82,459)	(71,265)
Total stockholders’ deficiency	(52,659)	(41,465)

Total liabilities and stockholders’ deficiency	$-	$-

The accompanying notes are an integral part of these financial statements

Punto Group, Corp.

Unaudited Condensed Statements of Operations and Comprehensive Loss

For the three months ended March 31, 2017 and 2016

(Stated in U.S. Dollars)

	For the three months ended March 31,
	2017	2016

Revenue	$-	$-

General and administrative expenses	11,194	8,214
Loss from operation	(11,194)	(8,214)

Gain on change of control	-	14,468

Loss before income tax	(11,194)	(6,254)

Income tax	-	-

Net loss	$(11,194)	$(6,254)

Comprehensive loss	$(11,194)	$(6,254)

Basic and diluted income/(loss) per common share	$(0.00)	$(0.00)

Weighted average number of common shares used in per share calculations – basic and diluted	5,290,000	5,290,000

The accompanying notes are an integral part of these financial statements

Punto Group, Corp.

Unaudited Condensed Statements of Stockholders’ Deficiency

For the three months and year ended March 31, 2017 and December 31, 2016

(Stated in U.S. Dollars)

	Number of Shares	Common	Additional Paid-in	Accumulated	Total Stockholder’
	Outstanding	Stock	Capital	Deficit	Deficiency

Balance, January 1, 2016	5,290,000	$5,290	$24,510	$(49,377)	$(19,577)

Net loss for the year	-	-	-	(21,888)	(21,888)

Balance, December 31, 2016	5,290,000	$5,290	$24,510	$(71,265)	$(41,465)

Balance, January 1, 2017	5,290,000	$5,290	$24,510	$(71,265)	$(41,465)

Net loss for the period	-	-	-	(11,194)	(11,194)

Balance, March 31, 2017	5,290,000	$5,290	$24,510	$(82,459)	$(52,659)

The accompanying notes are an integral part of these financial statements

Punto Group, Corp.

Unaudited Condensed Statements of Cash Flows

For the three months ended March 31, 2017 and 2016

(Stated in U.S. Dollars)

	For the three months ended March 31,
	2017	2016

Cash flows used in operating activities
Net loss	$(11,194)	$6,254

Adjustment to reconcile net loss to net cash provided by operations:
Gain on change of control	-	(14,468)
Increase in accounts payable and accrued liabilities	7,998	5,023
Net cash used in operating activities	(3,196)	(3,191)

Cash flows from financing activities
Advances from stockholders	3,196	-
Net cash provided by financing activities	3,196	-

Change in cash and cash equivalents	-	(3,191)

Cash and cash equivalents – Beginning of period	-	3,191

Cash and cash equivalents – End of period	$-	$-

Interest paid	$-	$-
Income tax paid	$-	$-

Non-cash transaction

For the three months ended March 31, 2017, the Company’s obligation to repay the advances from a former shareholder of $14,468 has been waived by the shareholder and recognized as a one-time gain.

The accompanying notes are an integral part of these financial statements

Punto Group, Corp.

Notes to Financial Statements

As of March 31, 2017 and December 31, 2016

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

Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern. As of March 31, 2017, the Company had accumulated deficits of $82,459. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common stock.

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

Punto Group, Corp.

Notes to Financial Statements

As of March 31, 2017 and December 31, 2016

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments.  ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2017.

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

Punto Group, Corp.

Notes to Financial Statements

As of March 31, 2017 and December 31, 2016

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

For the three month periods ended March 31, 2017 and 2016, there were no potential dilutive securities.

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

Punto Group, Corp.

Notes to Financial Statements

As of March 31, 2017 and December 31, 2016

(Stated in U.S. Dollars)

As of December 31, 2016, except for the above, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements.

4.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the followings as of March 31, 2017 and December 31, 2016:

	3/31/2017	12/31/2016
Audit and review expense	$12,000	$8,000
Legal expense	6,794	180
Filing fee	100	1,247
Other	-	1,470
	$18,894	$10,897

5.	GAIN ON CHANGE OF CONTROL

The Company underwent a change of control in January 2016, and the former shareholder forgave the $14,468 advances at the date of transfer. The Company recognized it as one-time gain, which reflected on the Statements of Operation and Comprehensive Loss for the three months ended March 31, 2016.

6.	RELATED PARTY TRANSACTIONS

The director of the Company provides services free of charge. The Company's sole officer and director is involved in other business activities and may in the future, become involved in other business opportunities as they become available.

The Company underwent a change of control in January 2016, which the majority ownership was transferred to a new majority shareholder. The former shareholder forgave the $14,468 advances at the date of the transfer, and the Company recognized a one-time gain of $14,468 which is included as gain on change of control in the Company’s results of operations during the three month ended March 31, 2016.

As of December 31, 2016, there were advances of $30,568 from the current shareholder for the purpose of operating the Company.

As of March 31, 2017, there were advances of $33,765 from the current shareholder for the purpose of operating the Company.

Punto Group, Corp.

Notes to Financial Statements

As of March 31, 2017 and December 31, 2016

(Stated in U.S. Dollars)

The Company’s registration address is free of charge as it is provided by a related party. The Company is not able to estimate fair market value for using a registered address; therefore, there is no rent expenses for the three month ended March 31, 2017.

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

As of March 31, 2017, the Company has accumulated net operating losses of $82,459 which carryovers as a deferred tax asset that begins to expire in 2025.

The net losses before income taxes and its provision for income taxes as follows:

	3/31/2017	3/31/2016
Net loss before income taxes	$(11,194)	$(6,254)

Tax expenses (benefit) at the statutory tax rate	(3,694)	(2,064)

Tax effects of:
Valuation allowance	3,694	2,064

Income tax benefit	-	-

8.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events from March 31, 2017 through the date the financial statements were available to be issued. There was no subsequent event at the report date.

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

Our net loss for the three-month period ended March 31, 2017 was $11,194 compared to a loss of $8,214 during the three-month period ended March 31, 2016. Our general and administrative expenses represent fees paid for legal and accounting services in connection with our public company reporting obligations. We did not generate any revenue during these periods.

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

As of March 31, 2017, our total assets were $0 compared to $0 in total assets at December 31, 2016. As of March 31, 2017, our total liabilities were $52,659, compared to $41,465 in total liabilities at December 31, 2016. As of March 31, 2017, total liabilities were comprised of $18,894 in accounts payable and accrued liabilities and $33,765 in related party payables. As of December 31, 2016, total assets were $0 and total liabilities were comprised of $10,897 in accounts payable and accrued liabilities and $30,568 in related party payables.

Stockholders’ deficiency was $52,659 as of March 31, 2017 compared to $41,465 as of December 31, 2016.

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

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of March 31, 2017, the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial and accounting officer) has concluded that the Company’s disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PUNTO GROUP, CORP.

Dated: May 22, 2017	By:	/s/ Lei Wang
Name: Lei Wang
Title: Chief Executive Officer and Chief Financial Officer

