Form 10-Q
period 2017-06-30
PUNTO GROUP, CORP.
filed 2017-08-21
CIK 1622244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2017

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

As of August 18, 2017, there were 5,290,000 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

PART I

Item 1.	Financial Statements

Punto Group, Corp.

Condensed Financial Statements

As of and for the period and year ended June 30, 2017 and December 31, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of
Punto Group, Corp.

We have reviewed the accompanying condensed balance sheets of Punto Group, Corp. as of June 30, 2017 and December 31, 2016, and the related condensed statements of operations and comprehensive loss for the three and six months ended June 30, 2017 , and statements of cash flows for the six month periods ended June 30, 2017 and 2016. These financial statements are the responsibility of the company’s management.

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

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Punto Group, Corp. as of December 31, 2016, and the related statements of operations, comprehensive loss, stockholders’ deficiency, and cash flows for the year then ended and in our report dated April 26, 2017, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2016, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

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

San Mateo, California	WWC, P.C.
August 21, 2017	Certified Public Accountants

Punto Group, Corp.

Unaudited Condensed Balance Sheets

As of June 30, 2017 and December 31, 2016

(Stated in U.S. Dollars)

	June 30,	December 31,
	2017	2016
		(Audited)
ASSETS

Current assets
Cash	$-	$-
Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Accounts payable and accrued liabilities	$10,833	$10,897
Related party payable	50,112	30,568
Total liabilities	60,945	41,465

Commitments and Contingencies

Stockholders’ deficiency
Common stock, $0.001 par value, 75,000,000 shares authorized, 5,290,000 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively.	5,290	5,290
Additional paid-in capital	24,510	24,510
Accumulated deficit	(90,745)	(71,265)
Total stockholders’ deficiency	(60,945)	(41,465)

Total liabilities and stockholders’ deficiency	$-	$-

The accompanying notes are an integral part of these financial statements

Punto Group, Corp.

Unaudited Condensed Statements of Operations and Comprehensive Loss

For the six months ended June 30, 2017 and 2016

(Stated in U.S. Dollars)

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016

Revenue	$-	$-	$-	$-

General and administrative expenses	8,286	9,618	19,480	17,832
Loss from operation	(8,286)	(9,618)	(19,480)	(17,832)

Gain on change of control	-	-	-	14,468

Loss before income tax	(8,286)	(9,618)	(19,480)	(3,364)

Income tax	-	-	-	-

Net loss	$(8,286)	$(9,618)	$(19,480)	$(3,364)

Comprehensive loss	$(8,286)	$(9,618)	$(19,480)	$(3,364)

Basic and diluted income/(loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares used in per share calculations – basic and diluted	5,290,000	5,290,000	5,290,000	5,290,000

The accompanying notes are an integral part of these financial statements

Punto Group, Corp.

Unaudited Condensed Statements of Stockholders’ Deficiency

For the six months and year ended June 30, 2017 and December 31, 2016

(Stated in U.S. Dollars)

	Number of Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficiency

Balance, January 1, 2016	5,290,000	$5,290	$24,510	$(49,377)	$(19,577)

Net loss for the year	-	-	-	(21,888)	(21,888)

Balance, December 31, 2016	5,290,000	$5,290	$24,510	$(71,265)	$(41,465)

Balance, January 1, 2017	5,290,000	$5,290	$24,510	$(71,265)	$(41,465)

Net loss for the period	-	-	-	(19,480)	(19,480)

Balance, June 30, 2017	5,290,000	$5,290	$24,510	$(90,745)	$(60,945)

The accompanying notes are an integral part of these financial statements

Punto Group, Corp.

Unaudited Condensed Statements of Cash Flows

For the six months ended June 30, 2017 and 2016

(Stated in U.S. Dollars)

	For the six months ended June 30,
	2017	2016

Cash flows used in operating activities
Net loss	$(19,480)	$(3,364)

Adjustment to reconcile net loss to net cash provided by operations:
Decreased accounts payable and accrued liabilities	(64)	(4,000)
Net cash used in operating activities	(19,544)	(7,364)

Cash flows from financing activities
Advances from stockholders	19,544	4,173
Net cash provided by financing activities	19,544	4,173

Change in cash and cash equivalents	-	(3,191)

Cash and cash equivalents – Beginning of period	-	3,191

Cash and cash equivalents – End of period	$-	$-

Interest paid	$-	$-
Income tax paid	$-	$-

The accompanying notes are an integral part of these financial statements

Non-cash transaction

For the six months ended June 30, 2016, the Company’s obligation to repay the advances from a former shareholder of $14,468 has been waived by the shareholder and recognized as a one-time gain.

Punto Group, Corp.

Notes to Financial Statements

As of June 30, 2017 and December 31, 2016

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

Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern. As of June 30, 2017, the Company had accumulated deficits of $90,745. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common stock.

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

As of June 30, 2017 and December 31, 2016

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments.  ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2017.

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

Punto Group, Corp.

Notes to Financial Statements

As of June 30, 2017 and December 31, 2016

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

For the six month periods ended June 30, 2017 and 2016, there were no potential dilutive securities.

Comprehensive income (loss)

The Company follows the provisions of the Financial Accounting Standards Board (the “FASB”) ASC 220 Reporting Comprehensive Income, and establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. The Company’s comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments

Punto Group, Corp.

Notes to Financial Statements

As of June 30, 2017 and December 31, 2016

(Stated in U.S. Dollars)

Recently Issued Accounting Pronouncements

On August 26, 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230)". Stakeholders indicated that there is diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. This Update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. As a result, the Company has elected to early adopt this Update prospectively as of June 30, 2017 and prior periods have not been retrospectively adjusted.

As of June 30, 2017, except for the above, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements.

4.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the followings as of June 30, 2017 and December 31, 2016:

	6/30/2017	12/31/2016
Audit and review expense	$8,000	$8,000
Legal expense	1,200	180
Filing fee	1,333	1,247
Other	300	1,470
	$10,833	$10,897

5.	GAIN ON CHANGE OF CONTROL

The Company underwent a change of control in January 2016, and the former shareholder forgave the $14,468 advances at the date of transfer. The Company recognized it as one-time gain, which reflected on the Statements of Operation and Comprehensive Loss for the six months ended June 30, 2016.

6.	RELATED PARTY TRANSACTIONS

The director of the Company provides services free of charge. The Company's sole officer and director is involved in other business activities and may in the future, become involved in other business opportunities as they become available.

The Company underwent a change of control in January 2016, which the majority ownership was transferred to a new majority shareholder. The former shareholder forgave the $14,468 advances at the date of the transfer, and the Company recognized a one-time gain of $14,468 which is included as gain on change of control in the Company’s results of operations during the six month ended June 30, 2016.

As of December 31, 2016, there were advances of $30,568 from the current shareholder for the purpose of operating the Company.

Punto Group, Corp.

Notes to Financial Statements

As of June 30, 2017 and December 31, 2016

(Stated in U.S. Dollars)

As of June 30, 2017, there were advances of $50,112 from the current shareholder for the purpose of operating the Company.

The Company’s registration address is free of charge as it is provided by a related party. The Company is not able to estimate fair market value for using a registered address; therefore, there is no rent expenses for the six month ended June 30, 2017.

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

As of June 30, 2017, the Company has accumulated net operating losses of $90,745 which carryovers as a deferred tax asset that begins to expire in 2025.

The net losses before income taxes and its provision for income taxes as follows:

	6/30/2017	6/30/2016
Net loss before income taxes	$(19,480)	$(3,364)

Tax expenses (benefit) at the statutory tax rate	(6,428)	(1,110)

Tax effects of:
Valuation allowance	6,428	1,110

Income tax benefit	-	-

8.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events from June 30, 2017 through the date the financial statements were available to be issued. There was no subsequent event at the report date.

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

Our net loss for the three-month period ended June 30, 2017 was $8,286 compared to a loss of $ 9,618 during the three-month period ended June 30, 2016. Our general and administrative expenses represent fees paid for legal and accounting services in connection with our public company reporting obligations. We did not generate any revenue during these periods.

Our net loss for the six-month period ended June 30, 2017 was $19,480 compared to a loss of $3,364 during the six-month period ended June 30, 2016. Our general and administrative expenses represent fees paid for legal and accounting services in connection with our public company reporting obligations. We did not generate any revenue during these periods.

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

As of June 30, 2017, our total assets were $0 compared to $0 in total assets at December 31, 2016. As of June 30, 2017, our total liabilities were $60,945, compared to $41,465 in total liabilities at December 31, 2016. As of June 30, 2017, total liabilities were comprised of $10,833 in accounts payable and accrued liabilities and $50,112 in related party payables. As of December 31, 2016, total assets were $0 and total liabilities were comprised of $10,897 in accounts payable and accrued liabilities and $30,568 in related party payables.

Stockholders’ deficiency was $60,945 as of June 30, 2017 compared to $41,465 as of December 31, 2016.

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

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of June 30, 2017, the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial and accounting officer) has concluded that the Company’s disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

We are a smaller reporting company and accordingly not required to provide information required by this Item.

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

PUNTO GROUP, CORP.

Dated: August 21, 2017	By:	/s/ Lei Wang
Name: Lei Wang
Title: Chief Executive Officer and Chief Financial Officer

