Form 10-K
period 2017-12-31
PUNTO GROUP, CORP.
filed 2018-04-04
CIK 1622244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☒  No ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No ☐

As of April 4, 2018, the registrant had 5,290,000 shares of common stock issued and outstanding, including 1,290,000 shares held by non-affiliates. No market value has been computed based upon the fact that no active trading market has been established as of April 4, 2018.

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

As used in this annual report, the terms “we”, “us”, “our”, “the Company”, mean Punto Group, Corp., unless otherwise indicated.

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

Our net loss for the fiscal year ended December 31, 2017 was $56,880 compared to a net loss of $21,888 for the fiscal year ended December 31, 2016. Our general and administrative expenses represent fees paid for legal and accounting services in connection with our public company reporting obligations. We did not generate any revenue during these periods.

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

The independent auditors’ report accompanying our financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

As of December 31, 2017, our total assets were $0, compared to $0 in total assets at December 31, 2016. As of December 31, 2017, our current liabilities were $98,345, compared to $41,465 in current liabilities at December 31, 2016.

As of December 31, 2017, total liabilities were comprised of $10,429 in accounts payable and accrued liabilities and $87,916 in related party payables.

As of December 31, 2016, total assets were comprised of $0 in cash and total liabilities were comprised of $10,897 in accounts payable and accrued liabilities and $30,568 in related party payables.

As of December 31, 2016, stockholders’ deficiency was $41,465, compared to $98,345 as of December 31, 2017.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the year ended December 31, 2017, cash flows used in operating activities was $57,349 due to a net loss of $56,880, a gain on change of control of $0, and a $469 decrease in account payables and accrued liabilities. For the year ended December 31, 2016, cash flows used in operating activities was $33,759 due to a net loss of $21,888, a gain on change of control of $14,468, and a $2,597 increase in account payables and accrued liabilities.

Cash Flows from Financing Activities

For the year ended December 31, 2017, cash flows provided by financing activities was $57,349, representing proceeds from an advance by our majority stockholder. For the year ended December 31, 2016, cash flows provided by financing activities was $30,568, representing proceeds from an advance by our majority stockholder.

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

As of and for years ended December 31, 2017 and 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of

Punto Group, Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Punto Group, Corp. (the “Company”) as of December 31, 2017 and 2016, and the related statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017 and 2016, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WWC, P.C.

WWC, P.C.
Certified Public Accountants

We have served as the Company’s auditor since 2016.

San Mateo, CA
March 30, 2018

Punto Group, Corp.

Audited Balance Sheets

As of December 31, 2017 and 2016

(Stated in U.S. Dollars)

	December 31,	December 31,
	2017	2016

ASSETS

Current assets
Cash	$-	$-
Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Accounts payable and accrued liabilities	$10,429	$10,897
Related party payable	87,916	30,568
Total liabilities	98,345	41,465

Commitments and Contingencies

Stockholders’ deficiency
Common stock, $0.001 par value, 75,000,000 shares authorized, 5,290,000 shares issued and outstanding as of December 31, 2017 and 2016, respectively.	5,290	5,290
Additional paid-in capital	24,510	24,510
Accumulated deficit	(128,145)	(71,265)
Total stockholders’ deficiency	(98,345)	(41,465)

Total liabilities and stockholders’ deficiency	$-	$-

The accompanying notes are an integral part of these financial statements

Punto Group, Corp.

Audited Statements of Operations and Comprehensive Loss

For the years ended December 31, 2017 and 2016

(Stated in U.S. Dollars)

	For the years ended December 31,
	2017	2016

Revenue	$-	$-

General and administrative expenses	56,880	36,656
Loss from operation	(56,880)	(36,656)

Other income/(expenses)
Other income	-	300
Gain on change of control	-	14,468
Total other income/(expenses)	-	14,768

Loss before income tax	(56,880)	(21,888)

Income tax	-	-

Net loss	$(56,880)	$(21,888)

Comprehensive loss	$(56,880)	$(21,888)

Basic and diluted income/(loss) per common share	$(0.00)	$(0.00)

Weighted average number of common shares used in per share calculations – basic and diluted	5,290,000	5,290,000

The accompanying notes are an integral part of these financial statements

Punto Group, Corp.

Audited Statements of Stockholders’ Deficiency

For the years ended December 31, 2017 and 2016

(Stated in U.S. Dollars)

	Number of		Additional		Total
	Shares	Common	Paid-in	Accumulated	Stockholders’
	Outstanding	Stock	Capital	Deficit	Deficiency

Balance, January 1, 2016	5,290,000	$5,290	$24,510	$(49,377)	$(19,577)

Net loss for the year	-	-	-	(21,888)	(21,888)

Balance, December 31, 2016	5,290,000	$5,290	$24,510	$(71,265)	$(41,465)

Balance, January 1, 2017	5,290,000	$5,290	$24,510	$(71,265)	$(41,465)

Net loss for the year	-	-	-	(56,880)	(56,880)

Balance, December 31, 2017	5,290,000	$5,290	$24,510	$(128,145)	$(98,345)

The accompanying notes are an integral part of these financial statements

Punto Group, Corp.

Audited Statements of Cash Flows

For the years ended December 31, 2017 and 2016

(Stated in U.S. Dollars)

	For the years ended December 31,
	2017	2016

Cash flows used in operating activities
Net loss	$(56,880)	$(21,888)

Adjustment to reconcile net loss to net cash provided by operations:
Gain on change of control	-	(14,468)
Decreased/increase accounts payable and accrued liabilities	(469)	2,597
Net cash used in operating activities	(57,349)	(33,759)

Cash flows from financing activities
Advances from stockholders	57,349	30,568
Net cash provided by financing activities	57,349	30,568

Change in cash and cash equivalents	-	(3,191)

Cash and cash equivalents – Beginning of year	-	3,191

Cash and cash equivalents – End of year	$-	$-

Interest paid	$-	$-
Income tax paid	$-	$-

The accompanying notes are an integral part of these financial statements

Punto Group, Corp.

Notes to Financial Statements

1.	NATURE OF OPERATIONS

Punto Group, Corp. (the “Company”) is a for profit corporation established under the corporation laws in the State of Nevada, United States of America on September 2, 2014.

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The financial statements and related disclosures as of December 31, 2017 are audited pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).

Unless the context otherwise requires, all references to “Punto Group, Corp.,” “we,” “us,” “our” or the “company” are to Punto Group, Corp. and any subsidiaries.

2.	BASIS OF PRESENTATION AND GOING CONCERN

Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern. As of December 31, 2017, the Company had accumulated deficits of $128,145. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common stock.

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments.  ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2017.

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

For the years ended December 31, 2017 and 2016, there were no potential dilutive securities.

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

On August 26, 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230)". Stakeholders indicated that there is diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. This Update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. As a result, the Company has elected to early adopt this Update prospectively as of December 31, 2017 and prior periods have not been retrospectively adjusted.

As of December 31, 2017, except for the above, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements.

4.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of December 31, 2017 and 2016:

	12/31/2017	12/31/2016
Audit and review expense	$8,000	$8,000
Legal expense	933	180
Filing fee	1,296	1,247
Other	200	1,470
	$10,429	$10,897

5.	GAIN ON CHANGE OF CONTROL

The Company underwent a change of control in January 2016, and the former shareholder forgave the $14,468 advances at the date of transfer. The Company recognized it as a one-time gain, which was reflected on the Statements of Operation and Comprehensive Loss for the year ended December 31, 2016.

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

Punto Group, Corp.

Notes to Financial Statements

As of December 31, 2016, there were advances of $30,568 from the current shareholder for the purpose of operating the Company.

As of December 31, 2017, there were advances of $87,916 from the current shareholder for the purpose of operating the Company.

The Company’s registration address is free of charge as it is provided by a related party. The Company is not able to estimate fair market value for using a registered address; therefore, there is no rent expenses for the year ended December 31, 2017.

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

As of December 31, 2017, the Company has accumulated net operating losses of $128,145 which carryovers as a deferred tax asset that begins to expire in 2025.

The net losses before income taxes and its provision for income taxes as follows:

	12/31/2017	12/31/2016
Net loss before income taxes	$(56,880)	$(21,888)

Tax expenses (benefit) at the statutory tax rate	(18,770)	(7,223)

Tax effects of:
Valuation allowance	18,770	7,223

Income tax benefit	-	-

8.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events from December 31, 2017 through the date the financial statements were available to be issued. There was no subsequent event at the report date.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2017. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting at December 31, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the annual period ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The name, age and titles of our executive officer and director are as follows:

Name and Address of Executive Officer and/or Director	Age	Position

Lei Wang 819 Cowan Road, Suite E Burlingame, CA 94010	50	Chief Executive Officer, Chief Financial Officer and Sole Director (Principal Executive, Financial and Accounting Officer)

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

Board of Directors’ Meetings

During our fiscal period ended December 31, 2017, the Company did not hold any meetings of the Board of Directors.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of December 31, 2017 regarding the ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent of our outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the annual period ended December 31, 2017, we incurred approximately $8,000 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements as of and for the annual period ended December 31, 2017.

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

PUNTO GROUP, CORP.

Dated: April 4, 2018	By:	/s/ Lei Wang
Lei Wang Chief Executive Officer and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

PUNTO GROUP, CORP.
Dated: April 4, 2018	By:	/s/ Lei Wang
Lei Wang Chief Executive Officer and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)