Form 10-Q
period 2018-03-31
PUNTO GROUP, CORP.
filed 2018-05-21
CIK 1622244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2018

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

As of May 21, 2018, there were 5,290,000 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

PART I

Item 1.	Financial Statements

Punto Group, Corp.

Condensed Financial Statements

As of and for the period and year ended March 31, 2018 and December 31, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of
Punto Group, Corp.

Results of Review of Interim Financial Information

We have reviewed the condensed balance sheet of Punto Group, Corp. (the “Company”) as of March 31, 2018, and the related condensed statements of operations and comprehensive loss for the three-month period ended March 31, 2018 and 2017, and condensed statements of cash flows for the three month periods then ended, and the related notes (collectively referred to as the interim financial statements). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the balance sheet of the Company as of December 31, 2017, and the related statements of operations and comprehensive loss, stockholders’ deficiency, and cash flows for the year then ended (not presented herein); and in our report dated March 30, 2018, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2017, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

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

Basis for Review Results

These interim financial statements are the responsibility of the Company’s management. We conducted our review in accordance with the standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

May 15, 2018	WWC, P.C.
San Mateo, California	Certified Public Accountants

Punto Group, Corp.

Unaudited Condensed Balance Sheets

As of March 31, 2018 and December 31, 2017

 (Stated in U.S. Dollars)

	March 31,	December 31,
	2018	2017
		(Audited)
ASSETS

Current assets
Cash	$-	$-
Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Accounts payable and accrued liabilities	$16,284	$10,429
Related party payable	88,849	87,916
Total liabilities	105,133	98,345

Commitments and Contingencies

Stockholders’ deficiency
Common stock, $0.001 par value, 75,000,000 shares authorized, 5,290,000 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively.	5,290	5,290
Additional paid-in capital	24,510	24,510
Accumulated deficit	(134,933)	(128,145)
Total stockholders’ deficiency	(105,133)	(98,345)

Total liabilities and stockholders’ deficiency	$-	$-

The accompanying notes are an integral part of these financial statements

Punto Group, Corp.

Unaudited Condensed Statements of Operations and Comprehensive Loss

For the three month periods ended March 31, 2018 and 2017

(Stated in U.S. Dollars)

	For the three month periods ended March 31,
	2018	2017

Revenue	$-	$-

General and administrative expenses	6,788	11,194
Loss from operation	(6,788)	(11,194)

Loss before income tax	(6,788)	(11,194)

Income tax	-	-

Net loss	$(6,788)	$(11,194)

Comprehensive loss	$(6,788)	$(11,194)

Basic and diluted income/(loss) per common share	$(0.00)	$(0.00)

Weighted average number of common shares used in per share calculations – basic and diluted	5,290,000	5,290,000

The accompanying notes are an integral part of these financial statements

Punto Group, Corp.

Unaudited Condensed Statements of Stockholders’ Deficiency

For the three month period and year ended March 31, 2018 and December 31, 2017

(Stated in U.S. Dollars)

	Number of		Additional		Total
	Shares	Common	Paid-in	Accumulated	Stockholders’
	Outstanding	Stock	Capital	Deficit	Deficiency

Balance, January 1, 2017	5,290,000	$5,290	$24,510	$(71,265)	$(41,465)

Net loss for the year	-	-	-	(56,880)	(56,880)

Balance, December 31, 2017	5,290,000	$5,290	$24,510	$(128,145)	$(98,345)

Balance, January 1, 2018	5,290,000	$5,290	$24,510	$(128,145)	$(98,345)

Net loss for the period	-	-	-	(6,788)	(6,788)

Balance, March 31, 2018	5,290,000	$5,290	$24,510	$(134,933)	$(105,133)

The accompanying notes are an integral part of these financial statements

Punto Group, Corp.

Unaudited Condensed Statements of Cash Flows

For the three month periods ended March 31, 2018 and 2017

(Stated in U.S. Dollars)

	For the three month periods ended March 31,
	2018	2017

Cash flows used in operating activities
Net loss	$(6,788)	$(11,194)

Adjustment to reconcile net loss to net cash provided by operations:
Increase accounts payable and accrued liabilities	5,855	7,998
Net cash used in operating activities	(933)	(3,196)

Cash flows from financing activities
Advances from stockholders	933	3,196
Net cash provided by financing activities	933	3,196

Change in cash and cash equivalents	-	-

Cash and cash equivalents – Beginning of period	-	-

Cash and cash equivalents – End of period	$-	$-

Interest paid	$-	$-
Income tax paid	$-	$-

The accompanying notes are an integral part of these financial statements

Punto Group, Corp.

Notes to Financial Statements

As of March 31, 2018 and December 31, 2017

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

The statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the SEC.

Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern. As of March 31, 2018, the Company had accumulated deficits of $134,933. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common stock.

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

As of March 31, 2018 and December 31, 2017

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments.  ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2018.

The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values.  These financial instruments include cash, accrued liabilities and notes payable.  Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value.

Revenue Recognition

The Company will recognize revenue in accordance with Accounting Standards Codification No. 605, “Revenue Recognition” (“ASC-605”). ASC-605 requires that four basic criteria must be met before revenue can be recognized:

1.      Persuasive evidence of an arrangement exists

2.      Delivery has occurred

3.      The selling price is fixed and determinable

4.      Collectability is reasonably assured.

Punto Group, Corp.

Notes to Financial Statements

As of March 31, 2018 and December 31, 2017

(Stated in U.S. Dollars)

Determination of criteria 3. and 4. are based on management's judgment regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, or other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

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

For the three month periods ended March 31, 2018 and 2017, there were no potential dilutive securities.

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

Punto Group, Corp.

Notes to Financial Statements

As of March 31, 2018 and December 31, 2017

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

4.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the followings as of March 31, 2018 and December 31, 2017:

	3/31/2018	12/31/2017
Audit and review expense	$12,000	$8,000
Legal expense	2,269	933
Filing fee	1,515	1,296
Other	500	200
	$16,284	$10,429

5.	RELATED PARTY TRANSACTIONS

The director of the Company provides services free of charge. The Company's sole officer and director is involved in other business activities and may in the future, become involved in other business opportunities as they become available.

As of December 31, 2017, there were advances of $57,349 from the current shareholder for the purpose of operating the Company.

As of March 31, 2018, there were advances of $933 from the current shareholder for the purpose of operating the Company.

The Company’s registration address is free of charge as it is provided by a related party. The Company is not able to estimate fair market value for using a registered address; therefore, there is no rent expenses for the three month ended March 31, 2018.

Punto Group, Corp.

Notes to Financial Statements

As of March 31, 2018 and December 31, 2017

(Stated in U.S. Dollars)

6.	INCOME TAX

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

As of March 31, 2018, the Company has accumulated net operating losses of $134,933 which carryovers as a deferred tax asset that begins to expire in 2025.

The net losses before income taxes and its provision for income taxes as follows:

	3/31/2018	3/31/2017
Net loss before income taxes	$(6,788)	$(11,194)

Tax expenses (benefit) at the statutory tax rate	(1,425)	(3,918)

Tax effects of:
Valuation allowance	1,425	3,918

Income tax benefit	-	-

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Act”) resulting in significant modifications to existing law. The Company has considered the accounting impact of the effects of the Act during the three month period ended March 31, 2018 including a reduction in the corporate tax rate from 34% to 21% among other changes.

7.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events from March 31, 2018 through the date the financial statements were available to be issued. There was no subsequent event at the report date.

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

Our net loss for the three-month period ended March 31, 2018 was $6,788 compared to a loss of $11,194 during the three-month period ended March 31, 2017. Our general and administrative expenses represent fees paid for legal and accounting services in connection with our public company reporting obligations. We did not generate any revenue during these periods and do not expect to generate revenue for the foreseeable future until we acquire a target company or business.

Liquidity and Capital Resources

We expect we will require additional capital to meet our long term operating requirements. We expect to finance our operations through advances from shareholders, the sale of equity or debt securities until we consummate a business combination. We currently have a limited amount of cash, and will need additional capital in order to continue operating and to acquire an operating business. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

The financial statements have been prepared assuming that we will continue as a going concern, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

As of March 31, 2018, our total assets were $0 compared to $0 in total assets at December 31, 2017. As of March 31, 2018, our total liabilities were $105,133 compared to $98,345 in total liabilities at December 31, 2017. As of March 31, 2018, total liabilities were comprised of $16,284 in accounts payable and accrued liabilities and $88,849 in related party payables. As of December 31, 2017, total assets were $0 and total liabilities were comprised of $10,429 in accounts payable and accrued liabilities and $87,916 in related party payables.

Stockholders’ deficiency was $105,133 as of March 31, 2018 compared to $98,345 as of December 31, 2017.

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

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of March 31, 2018, the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial and accounting officer) has concluded that the Company’s disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PUNTO GROUP, CORP.

Dated: May 21, 2018	By:	/s/ Lei Wang
Name: Lei Wang
Title: Chief Executive Officer and Chief Financial Officer

