Form 10-Q
period 2018-06-30
PUNTO GROUP, CORP.
filed 2018-08-14
CIK 1622244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2018

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ________   to ________.

Commission file number: 333-200529

PUNTO GROUP, CORP.

(Exact name of registrant as specified in its charter)

Nevada	61-1744826
(State or other jurisdiction	(IRS Employer Identification No.)
of incorporation or organization)

819 Cowan Road, Suite E Burlingame, CA	94010
(Address of principal executive offices)	(Zip Code)

(212) 370-1300

(Registrant’s Telephone Number, Including Area Code)

Not Applicable

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

As of August 13, 2018, there were 5,290,000 shares of the issuer’s common stock, par value $0.001 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Punto Group, Corp.

Condensed Financial Statements

As of and for the period and year ended June 30, 2018 and December 31, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of
Punto Group, Corp.

Results of Review of Interim Financial Information

We have reviewed the condensed balance sheet of Punto Group, Corp. (the “Company”) as of June 30, 2018, and the related condensed statements of operations and comprehensive loss for the three-month and six-month periods ended June 30, 2018 and 2017, and condensed statements of cash flows for the six-month periods then ended, and the related notes (collectively referred to as the interim financial statements). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

August 10, 2018	WWC, P.C.
San Mateo, California	Certified Public Accountants

Punto Group, Corp.

Unaudited Condensed Balance Sheets

As of June 30, 2018 and December 31, 2017

(Stated in U.S. Dollars)

	June 30,	December 31,
	2018	2017
		(Audited)

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Accounts payable and accrued liabilities	$11,377	$10,429
Related party payable	100,458	87,916
Total liabilities	111,835	98,345

Commitments and Contingencies

Stockholders’ deficiency
Common stock, $0.001 par value, 75,000,000 shares authorized, 5,290,000 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively.	5,290	5,290
Additional paid-in capital	24,510	24,510
Accumulated deficit	(141,635)	(128,145)
Total stockholders’ deficiency	(111,835)	(98,345)

Total liabilities and stockholders’ deficiency	$-	$-

The accompanying notes are an integral part of these financial statements

Punto Group, Corp.

Unaudited Condensed Statements of Operations and Comprehensive Loss

For the three-month and six-month periods ended June 30, 2018 and 2017

(Stated in U.S. Dollars)

	For the three month periods ended June 30,		For the six month periods ended June 30,
	2018	2017	2018	2017

Revenue	$-	$-	$-	$-

General and administrative expenses	6,702	8,286	13,490	19,480
Loss from operation	(6,702)	(8,286)	(13,490)	(19,480)

Loss before income tax	(6,702)	(8,286)	(13,490)	(19,480)

Income tax	-	-	-	-

Net loss	$(6,702)	$(8,286)	$(13,490)	$(19,480)

Comprehensive loss	$(6,702)	$(8,286)	$(13,490)	$(19,480)

Basic and diluted income/(loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares used in per share calculations – basic and diluted	5,290,000	5,290,000	5,290,000	5,290,000

The accompanying notes are an integral part of these financial statements

Punto Group, Corp.

Unaudited Condensed Statements of Stockholders’ Deficiency

For the six month period and year ended June 30, 2018 and December 31, 2017

(Stated in U.S. Dollars)

	Number of		Additional		Total
	Shares	Common	Paid-in	Accumulated	Stockholders’
	Outstanding	Stock	Capital	Deficit	Deficiency

Balance, January 1, 2017	5,290,000	$5,290	$24,510	$(71,265)	$(41,465)

Net loss for the year	-	-	-	(56,880)	(56,880)

Balance, December 31, 2017	5,290,000	$5,290	$24,510	$(128,145)	$(98,345)

Balance, January 1, 2018	5,290,000	$5,290	$24,510	$(128,145)	$(98,345)

Net loss for the period	-	-	-	(13,490)	(13,490)

Balance, June 30, 2018	5,290,000	$5,290	$24,510	$(141,635)	$(111,835)

The accompanying notes are an integral part of these financial statements

Punto Group, Corp.

Unaudited Condensed Statements of Cash Flows

For the six month periods ended June 30, 2018 and 2017

(Stated in U.S. Dollars)

	For the six month periods ended June 30,
	2018	2017

Cash flows used in operating activities
Net loss	$(13,490)	$(19,480)

Adjustment to reconcile net loss to net cash provided by operations:
Increase/(decrease) accounts payable and accrued liabilities	948	(64)
Net cash used in operating activities	(12,542)	(19,544)

Cash flows from financing activities
Advances from stockholders	12,542	19,544
Net cash provided by financing activities	12,542	19,544

Change in cash and cash equivalents	-	-

Cash and cash equivalents – Beginning of period	-	-

Cash and cash equivalents – End of period	$-	$-

Interest paid	$-	$-
Income tax paid	$-	$-

The accompanying notes are an integral part of these financial statements

Punto Group, Corp.

Unaudited Condensed Statements of Cash Flows

For the six month periods ended June 30, 2018 and 2017

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

Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern. As of June 30, 2018, the Company had accumulated deficits of $141,635. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common stock.

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

Punto Group, Corp.

Unaudited Condensed Statements of Cash Flows

For the six month periods ended June 30, 2018 and 2017

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments.  ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2018.

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

Punto Group, Corp.

Unaudited Condensed Statements of Cash Flows

For the six month periods ended June 30, 2018 and 2017

(Stated in U.S. Dollars)

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

For the six month periods ended June 30, 2018 and 2017, there were no potential dilutive securities.

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

Recently Issued Accounting Pronouncements

As of June 30, 2018, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements.

Punto Group, Corp.

Unaudited Condensed Statements of Cash Flows

For the six month periods ended June 30, 2018 and 2017

(Stated in U.S. Dollars)

4.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the followings as of June 30, 2018 and December 31, 2017:

	6/30/2018	12/31/2017
Review expense	$8,000	$8,000
Legal expense	1,174	933
Filing fee	1,403	1,296
Other	800	200
	$11,377	$10,429

5.	RELATED PARTY TRANSACTIONS

The director of the Company provides services free of charge. The Company's sole officer and director is involved in other business activities and may in the future, become involved in other business opportunities as they become available.

As of December 31, 2017, there were advances of $57,349 from the current shareholder for the purpose of operating the Company.

As of June 30, 2018, there were advances of $12,542 from the current shareholder for the purpose of operating the Company.

The Company’s registration address is free of charge as it is provided by a related party. The Company is not able to estimate fair market value for using a registered address; therefore, there is no rent expenses for the six month ended June 30, 2018.

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

As of June 30, 2018, the Company has accumulated net operating losses of $141,635 which carryovers as a deferred tax asset that begins to expire in 2025.

Punto Group, Corp.

Unaudited Condensed Statements of Cash Flows

For the six month periods ended June 30, 2018 and 2017

(Stated in U.S. Dollars)

The net losses before income taxes and its provision for income taxes as follows:

	6/30/2018	6/30/2017
Net loss before income taxes	$(13,490)	$(19,480)

Tax expenses (benefit) at the statutory tax rate	(2,833)	(4,090)

Tax effects of:
Valuation allowance	2,833	4,090

Income tax benefit	-	-

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Act”) resulting in significant modifications to existing law. The Company has considered the accounting impact of the effects of the Act during the six month period ended June 30, 2018 including a reduction in the corporate tax rate from 34% to 21% among other changes.

7.	SUBSEQUENT EVENTS

The Company evaluates subsequent events that have occurred after the balance sheet date but before the financial statements are issued. There are two types of subsequent events: (1) recognized, or those that provide additional evidence with respect to conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, and (2) non-recognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date. The Company has evaluated subsequent events from June 30, 2018 through the date the financial statements were available to be issued. There was no subsequent event at the report date.

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

Our net loss for the three-month period ended June 30, 2018 was $6,702 compared to a net loss of $8,286 during the three-month period ended June 30, 2017. Our net loss for the six-month period ended June 30, 2018 was $13,490 compared to a net loss of $19,480 during the six-month period ended June 30, 2017. Our general and administrative expenses represent fees paid for legal and accounting services in connection with our public company reporting obligations. We did not generate any revenue during these periods and do not expect to generate revenue for the foreseeable future until we acquire a target company or business.

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

As of June 30, 2018, our total assets were $0 compared to $0 in total assets at December 31, 2017. As of June 30, 2018, our total liabilities were $111,835 compared to $98,345 in total liabilities at December 31, 2017. As of June 30, 2018, total liabilities were comprised of $11,377 in accounts payable and accrued liabilities and $100,458 in related party payables. As of December 31, 2017, total assets were $0 and total liabilities were comprised of $10,429 in accounts payable and accrued liabilities and $87,916 in related party payables.

Stockholders’ deficiency was $111,835 as of June 30, 2018 compared to $98,345 as of December 31, 2017.

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

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of June 30, 2018, the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial and accounting officer) has concluded that the Company’s disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PUNTO GROUP, CORP.

Dated: August 14, 2018	By:	/s/ Lei Wang
Name: Lei Wang
Title: Chief Executive Officer and Chief Financial Officer