Form 10-Q
period 2018-09-30
PUNTO GROUP, CORP.
filed 2018-11-14
CIK 1622244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2018

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

As of November 1, 2018, there were 5,290,000 shares of the issuer’s common stock, par value $0.001 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Punto Group, Corp.

Condensed Financial Statements

As of and for the period and year ended September 30, 2018 and December 31, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: The Board of Directors and Stockholders of

Punto Group, Corp.

Results of Review of Interim Financial Information

We have reviewed the condensed balance sheet of Punto Group, Corp. (the “Company”) as of September 30, 2018, and the related condensed statements of operations and comprehensive loss for the three-month and nine month periods ended September 30, 2018 and 2017, and condensed statements of cash flows for the nine month periods then ended, and the related notes (collectively referred to as the interim financial statements). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

November 13, 2018	WWC, P.C.
San Mateo, California	Certified Public Accountants

Punto Group, Corp.

Unaudited Condensed Balance Sheets

As of September 30, 2018 and December 31, 2017

(Stated in U.S. Dollars)

	September 30,	December 31,
	2018	2017
		(Audited)

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Accounts payable and accrued liabilities	$11,123	$10,429
Related party payable	113,121	87,916
Total liabilities	124,244	98,345

Commitments and Contingencies

Stockholders’ deficiency
Common stock, $0.001 par value, 75,000,000 shares authorized, 5,290,000 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively.	5,290	5,290
Additional paid-in capital	24,510	24,510
Accumulated deficit	(154,044)	(128,145)
Total stockholders’ deficiency	(124,244)	(98,345)

Total liabilities and stockholders’ deficiency	$-	$-

The accompanying notes are an integral part of these financial statements

Punto Group, Corp.

Unaudited Condensed Statements of Operations and Comprehensive Loss

For the three-month and nine-month periods ended September 30, 2018 and 2017

(Stated in U.S. Dollars)

	For the three month periods ended September 30,		For the nine month periods ended September 30,
	2018	2017	2018	2017

Revenue	$-	$-	$-	$-

General and administrative expenses	12,409	6,796	25,900	26,276
Loss from operation	(12,409)	(6,796)	(25,900)	(26,276)

Loss before income tax	(12,409)	(6,796)	(25,900)	(26,276)

Income tax	-	-	-	-

Net loss	$(12,409)	$(6,796)	$(25,900)	$(26,276)

Comprehensive loss	$(12,409)	$(6,796)	$(25,900)	$(26,276)

Basic and diluted income/(loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares used in per share calculations – basic and diluted	5,290,000	5,290,000	5,290,000	5,290,000

The accompanying notes are an integral part of these financial statements

Punto Group, Corp.

Unaudited Condensed Statements of Stockholders’ Deficiency

For the six month period and year ended September 30, 2018 and December 31, 2017

(Stated in U.S. Dollars)

	Number of		Additional		Total
	Shares	Common	Paid-in	Accumulated	Stockholders’
	Outstanding	Stock	Capital	Deficit	Deficiency

Balance, January 1, 2017	5,290,000	$5,290	$24,510	$(71,265)	$(41,465)

Net loss for the year	-	-	-	(56,880)	(56,880)

Balance, December 31, 2017	5,290,000	$5,290	$24,510	$(128,145)	$(98,345)

Balance, January 1, 2018	5,290,000	$5,290	$24,510	$(128,145)	$(98,345)

Net loss for the period	-	-	-	(25,900)	(25,900)

Balance, September 30, 2018	5,290,000	$5,290	$24,510	$(154,044)	$(124,244)

The accompanying notes are an integral part of these financial statements

Punto Group, Corp.

Unaudited Condensed Statements of Cash Flows

For the nine month periods ended September 30, 2018 and 2017

(Stated in U.S. Dollars)

	For the nine month periods ended September 30,
	2018	2017

Cash flows used in operating activities
Net loss	$(25,900)	$(26,276)

Adjustment to reconcile net loss to net cash provided by operations:
Increase/(decrease) accounts payable and accrued liabilities	695	(3,801)
Net cash used in operating activities	(25,205)	(30,077)

Cash flows from financing activities
Advances from stockholders	25,205	30,077
Net cash provided by financing activities	25,205	30,077

Change in cash and cash equivalents	-	-

Cash and cash equivalents – Beginning of period	-	-

Cash and cash equivalents – End of period	$-	$-

Interest paid	$-	$-
Income tax paid	$-	$-

The accompanying notes are an integral part of these financial statements

Punto Group, Corp.

Notes to Condensed Financial Statements

As of and for the period and year ended September 30, 2018 and December 31, 2017

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

The statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and other information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the SEC.

Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern. As of September 30, 2018, the Company had accumulated deficits of $154,044. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common stock.

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2018.

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

Determination of criteria 3. and 4. are based on management’s judgment regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, or other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

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

For the three-month and nine-month periods ended September 30, 2018 and 2017, there were no potential dilutive securities.

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

Recently Issued Accounting Pronouncements

As of September 30, 2018, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements.

4.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the followings as of September 30, 2018 and December 31, 2017:

	9/30/2018	12/31/2017
Review expense	$10,000	$8,000
Legal expense	-	933
Filing fee	-	1,296
Other	1,123	200
	$11,123	$10,429

5.	RELATED PARTY TRANSACTIONS

The director of the Company provides services free of charge. The Company’s sole officer and director is involved in other business activities and may in the future, become involved in other business opportunities as they become available.

As of September 30, 2018 and December 31, 2017, the current director, Mr. Lei Wang, provided net advances of $25,205 and $57,349 for the purpose of operating the Company.

Advances from related party are unsecured, due on demand, and non-interest bearing. The outstanding advances from related party was $130,407 and $81,767 as of September 30, 2018 and December 31, 2017, respectively.

The Company’s registration address is free of charge as it is provided by a related party. The Company is not able to estimate fair market value for using a registered address; therefore, there is no rent expenses for the nine months ended September 30, 2018.

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

As of September 30, 2018, the Company has accumulated net operating losses of $154,044 which carryovers as a deferred tax asset that begins to expire in 2025.

The net losses before income taxes and its provision for income taxes as follows:

	9/30/2018	9/30/2017
Net loss before income taxes	$(25,900)	$(26,277)

Tax expenses (benefit) at the statutory tax rate	(5,439)	(8,671)

Tax effects of:
Valuation allowance	5,439	8,671

Income tax benefit	-	-

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Act”) resulting in significant modifications to existing law. The Company has considered the accounting impact of the effects of the Act during the nine-month period ended September 30, 2018 including a reduction in the corporate tax rate from 34% to 21% among other changes.

7.	SUBSEQUENT EVENTS

The Company evaluates subsequent events that have occurred after the balance sheet date but before the financial statements are issued. There are two types of subsequent events: (1) recognized, or those that provide additional evidence with respect to conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, and (2) non-recognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date. The Company has evaluated subsequent events from September 30, 2018 through the date the financial statements were available to be issued. There was no subsequent event at the report date.

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

Our net loss for the three-month period ended September 30, 2018 was $12,409 compared to a net loss of $6,796 during the three-month period ended September 30, 2017. Our net loss for the nine-month period ended September 30, 2018 was $25,900 compared to a net loss of $26,276 during the nine-month period ended September 30, 2017. Our general and administrative expenses represent fees paid for legal and accounting services in connection with our public company reporting obligations. We did not generate any revenue during these periods and do not expect to generate revenue for the foreseeable future until we acquire a target company or business.

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

As of September 30, 2018, our total assets were $0 compared to $0 in total assets at December 31, 2017. As of September 30, 2018, our total liabilities were $124,244 compared to $98,345 in total liabilities at December 31, 2017. As of September 30, 2018, total liabilities were comprised of $11,123 in accounts payable and accrued liabilities and $113,121 in related party payables. As of December 31, 2017, total liabilities were comprised of $10,429 in accounts payable and accrued liabilities and $87,916 in related party payables.

Stockholders’ deficiency was $124,244 as of September 30, 2018 compared to $98,345 as of December 31, 2017.

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

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of September 30, 2018, the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial and accounting officer) has concluded that the Company’s disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PUNTO GROUP, CORP.

Dated: November 13, 2018	By:	/s/ Lei Wang
Name: Lei Wang
Title: Chief Executive Officer and Chief Financial Officer

