Form 10-K
period 2018-12-31
One World Pharma, Inc.
filed 2019-04-01
CIK 1622244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 333-200529

ONE WORLD PHARMA, INC.

(Exact name of registrant as specified in its charter)

NEVADA	61-1744826
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

One World Pharma, Inc.

3471 W. Oquendo Road, Suite 301

Las Vegas, Nevada 89118

(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (800) 605-3210

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant based upon the closing price of $0.08 per share as of June 30, 2018 was approximately $35,800.

As of March 31, 2019, there were 39,922,899 shares of registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

i

PART I

Forward Looking Statements

This Form 10-K contains “forward-looking” statements including statements regarding our expectations of our future operations. For this purpose, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” or “continue” or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control.

These risks and uncertainties include our limited operating history, evolving cannabis law, our reliance on government licenses, regulatory compliance risks, demand for our products and services, the impact of competitive products and pricing, growth in targeted markets, the adequacy of our liquidity and financial strength to support our growth, general economic and market conditions; our ability to sustain, manage, or forecast growth, emerging market risks, risks relating to operating in Colombia and the ability to attract and retain qualified personnel. Although the forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them. In light of these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. Except as required by law, we undertake no obligation to announce publicly revisions we make to these forward-looking statements to reflect the effect of events or circumstances that may arise after the date of this report. All written and oral forward-looking statements made subsequent to the date of this report and attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section.

ITEM 1. BUSINESS

Overview

We plan to be the worldwide industry leader in the production and manufacturing of raw cannabis and hemp plant ingredients for both medical and industrial uses. We have received licenses to cultivate, produce and distribute the raw ingredients of the cannabis and hemp plant for medicinal, scientific and industrial purposes. Specifically, we are one of the first companies in Colombia to receive licenses for seed, cultivation, extraction and export from the Colombian government (the “Licenses”).

Our primary cultivation site is located in Popayan, Colombia. Currently, we own approximately 30 acres and have a covered greenhouse built specifically to cultivate high-grade cannabis and hemp, with 221 acres available for expansion under an exclusive contract. We use innovative, proprietary cannabis micropropagation techniques to cultivate stable, robust, genetically superior cannabis and hemp derived products. We produce under GAP/GMP/EU Pharmacopoeia standards and intend for our products to be available and accessible to all large-scale purchasers at market competitive price points. Due to our proximity to the equator, we are able to grow year-round.

The plants are first processed into crude cannabis oil using ethanol. We further process the crude cannabis oil into distillate using a film wipe distillation machine which removes unwanted contaminates. We can further process the distillate into isolate resulting in a pure isolate powder with 99% purity. We are able to sell off the product at the end of any of these processes. Our primary products are crude cannabis, distillate and isolate.

We planted our first crop of cannabis in 2018, which we expect to begin harvesting in the first quarter of 2019. To date, we have not yet generated any revenues from our activities.

History and Background

We were incorporated in Nevada on September 2, 2014 as Punto Group, Corp., and changed our name to One World Pharma, Inc. on January 10, 2019. On February 21, 2019, we entered into an Agreement and Plan of Merger with OWP Merger Subsidiary, Inc., our wholly-owned subsidiary, and OWP Ventures, Inc. (“OWP Ventures”), which is the parent company of One World Pharma SAS, a Colombian company (“OWP Colombia”). Pursuant to the Merger Agreement, we acquired OWP Ventures (and indirectly, OWP Colombia) by the merger of OWP Merger Subsidiary with and into OWP Ventures, with OWP Ventures being the surviving entity as our wholly-owned subsidiary (the “Merger”). The closing of the Merger occurred on February 21, 2019. As a result of the Merger, among other things, (a) holders of the outstanding capital stock of OWP Ventures received an aggregate of 39,475,398 shares of our common stock; (b) options to purchase 825,000 shares of common stock of OWP Ventures at an exercise price of $0.50 automatically converted into options to purchase 825,000 shares of our common stock at an exercise price of $0.50; (c) the outstanding principal and interest under a $300,000 convertible note issued by OWP Ventures became convertible, at the option of the holder, into shares of our common stock at a conversion price equal to the lesser of $0.424 per share or 80% of the price we sell our common stock in a future “Qualified Offering”;(d) 875,000 shares of our common stock owned by OWP Ventures prior to the Merger were cancelled; and (e) OWP Ventures’s chief operating officer became our chief operating officer and two of OWP Ventures’s directors became members of our board of directors. Immediately prior to the Merger, we were a public “shell” company with nominal assets. As a result of the Merger, we are engaged in OWP Ventures’s business, including the business of OWP Colombia, its wholly-owned subsidiary.

OWP Colombia was formed on July 14, 2017 with the goal of procuring the cannabis licenses described below. On December 20, 2017, OWP Colombia received its first license for the manufacture of cannabis derivatives for domestic use and export, allowing it to extract high tetrahydrocannabinol (“THC”) compounds (“Cannabis Manufacturing License”). On December 26, 2017, OWP Colombia received its license to use seeds for sowing for domestic use and export, allowing for genetic and seed bank registration (“Cannabis Seed Possession License”). On December 26, 2017, OWP Colombia received its license to grow non-psychoactive cannabis plants (less than 1.0% THC). Under this license, OWP Colombia can produce seeds for planting, manufacturing of derivatives and industrial purposes (“Cannabis Non-Psychoactive Cultivation License”). On January 4, 2018, OWP Colombia received its license to grow psychoactive cannabis plants (greater than 1.0% THC) (“Psychoactive Cultivation License”).

On March 27, 2018, OWP Ventures was formed as a Ventures corporation for the purpose of acquiring OWP Colombia. On May 30, 2018, OWP Ventures entered into a Stock Purchase Agreement with the shareholders of OWP Colombia whereby the shareholders of OWP Colombia transferred their shares in OWP Colombia to OWP Ventures in exchange for 10,200,000 shares of common stock of OWP Ventures.

OWP Colombia planted its first crop of cannabis in 2018, which it expects to begin harvesting in the first quarter of 2019. To date, we have not yet generated any revenues from our activities.

Products

We are focused on cultivating, processing and supplying cannabis oil, distillate and isolate to customers’ specification. We plan to sell as a wholesaler to industrial companies making cannabis related products. We are currently in the process of cultivating medicinal cannabis at our facility in Popayán, Colombia for a variety of medical conditions. We have registered 15 varieties or strains of cannabis with the Colombian Ministry of Health and intend to register an additional 65 varieties by the end of 2019. See “Operations - Strains of Cannabis”. The development of these strains enables us to select mother plants and identify the concentrations of cannabinoids required for the formulations which we intend to distribute. The cannabis will be produced in accordance with GMP Standards. We are committed to developing final products consistent with medicinal cannabis industry standards and pharmaceutical procedures. Our products will include a variety of cannabinoids and terpenes designed to treat specific medical conditions. The composition of the strains will include a wide range of THC and CBD ratios.

Industry

Medicinal cannabis refers to the use of cannabis and its constituent cannabinoids and terpenes to treat disease or ameliorate symptoms such as pain, muscle spasticity, nausea and other indications. Cannabinoid is a blanket term covering a family of complex chemicals, both natural and man-made, that bind with cannabinoid receptors (protein molecules on the surface of cells) and effect a wide number of responses. Cannabinoid receptors in the human body are part of a system called the endocannabinoid system. This system produces chemicals called endocannabinoids, which also bind with cannabinoid receptors. Cannabinoid receptors are found in the brain and throughout the body. Scientists have found that cannabinoid receptors in the endocannabinoid system are involved in a vast array of functions in our bodies, including helping to modulate brain and nerve activity (including memory and pain), energy metabolism, heart function, the immune system and even reproduction. While there are a large number of active cannabinoids found in cannabis, the two most common currently used for medical purposes are tetrahydrocannabinol and cannabidiol. Although no clinical trials have been completed in the United States to validate the effectiveness of tetrahydrocannabinol or cannabidiol in managing disease and improving symptoms, scientific studies have identified that they, alone and/or in combination, have potential to provide treatment benefits for a large number of medical conditions. For example, tetrahydrocannabinol, a psychotropic cannabinoid, has been shown to activate pathways in the central nervous system which work to block pain signals and has shown potential to assist patients with Post Traumatic Stress Disorder (PTSD) and stimulate appetite in patients following chemotherapy. Cannabidiol, on the other hand, is non-psychotropic and has shown potential to relieve convulsion and inflammation. Various third-party studies suggest that medicinal cannabis (with varying dosages of tetrahydrocannabinol and cannabidiol) has shown, or has the potential to show, efficacy for the treatment of Alzheimer’s disease, anxiety, arthritis, brain injuries, cancer (chemotherapy), chronic nausea, chronic pain, eating disorders, epilepsy, fibromyalgia, glaucoma, Hepatitis C, HIV/AIDS, migraines, Multiple Sclerosis, muscle spasms, Parkinson’s disease, Chrohn’s Disease and PTSD.

Regulation

Licenses

Under Colombian law, there are four types of cannabis licenses that authorize different activities concerning the various stages of the production line of the medical cannabis industry: (i) the Cannabis Seeds Possession License; (ii) the Cannabis Psychoactive Cultivation License; (iii) the Cannabis Non-Psychoactive Cultivation License; and (iv) the Cannabis Manufacturing and Distribution License. We possess all four licenses.

The legal framework currently in force in Colombia regarding medical cannabis is established in Law 1787 of 2016 (the “Law”) and the Decree 613 of 2017 (the “Decree”). Cannabis licenses must be issued by the Ministry of Health or the Ministry of Justice in an estimated time of sixty (60) days. In accordance with Colombia’s international obligations, there is a limit in the amount of Cannabis allowed for fabrication or cultivation assigned by the Colombian Government (specific crop or manufacturing quotas) that must be requested by licensee when applying for a Cannabis Psychoactive Cultivation License or a Cannabis Manufacturing License. The activities of cultivation and manufacturing can only be started once the specific quotas have been granted to the licensee.

Quotas

As described above, regulations of cannabis in Colombia provides an additional requirement applicable to obtaining a Cannabis Psychoactive Cultivation License and a Cannabis Manufacturing License, both of which are only granted with crop and manufacturing quotas (the “Quotas”). According to Article 2.8.11.2.6.2 of the Decree, the assignment of Quotas is collectively made by the Ministry of Health, the Ministry of Justice, the ICA, the National Food and Drug Surveillance Institute (INVIMA), and the National Narcotics Fund.

According to Article 2.8.11.2.6.5 of the Decree, there are two types of Quotas: (i) crop quotas of psychoactive cannabis (for holders of the Cannabis Psychoactive Cultivation License) that are granted by the Ministry of Justice; and (ii) the manufacturing quotas of psychoactive cannabis (for holders of the Cannabis Manufacturing License) that are granted by the Ministry of Health.

These Quotas are requested by the licensees no later than the last calendar day of April of each year, and, if they are granted by the appropriate authority, they can only be used by the licensees during the next calendar year (for instance, if a licensee requests a specific crop Quota in March, 2018, and this Quota is granted by the Ministry of Justice, the licensee will be allowed to use the Quota from January 1, 2019 to December 31, 2019). In extraordinary events, the licensees can request a supplementary Quota that will apply to the calendar year requested (the issuance of these Quotas depends on the special circumstances defined by the Colombian governmental authorities).

Duration of Licenses

The Cannabis Psychoactive Cultivation License, the Cannabis Non-Psychoactive License, and the Cannabis Manufacturing and Distribution License are granted by the Colombian government when the applicant fulfills the general criteria described in the Article 2.8.11.2.1.5 of the Decree, and the specific requirements for each type of license. Each of these licenses is valid for up to five (5) years. The Colombian government maintains the right to monitor the activities performed by the corresponding licensee.

Strains of Cannabis

Strains of cannabis are registered in Colombia in two manners:

●	Registration of the Genetic Pool or ¨Fuente Semillera¨: Under Article 2.8.11.11.1 of the Decree, licensed producers of cannabis have until December 31, 2018 to register the genetics of strands of cannabis with the ICA. Under this transitory Article, the government allowed a limited period for licensed producers of cannabis to source genetics currently available in Colombia and register these as their “fuente semillera”. We have registered 15 varieties under this Article, and intend to register an additional 65 varieties by the end of 2019. This registration enables us to grow our own strands of cannabis as opposed to having to purchase registered strands from other licensed producers.

●	Registration Under the ¨Registro Nacional de Cultivares Comerciales¨: Licensed producers of cannabis have to be granted a breeding/research license to be able to develop, select and trial stabilized cannabis cultivars. This registration allows licensed producers to register unique and stable varieties of cannabis for commercial production within Colombia. We were granted such license in the first quarter of 2018. Licensed producers can then request from ICA a registration trial, which is a field flowering trial with the supervision of ICA officials. The data collected in these trials can lead to registration of the cultivar in the National Registrar. Only registered varieties will be allowed to be produced commercially. We are in the final phase of field flowering trials and anticipate having up to 65 registrations by the end of 2019.

Environmental

Under Colombian law, general principles of environmental law are set out in Law 99 of 1993 and Article 9 of the National Code of Natural Resources and Protection of the Environment. These laws establish principles governing the use of natural resources, including that use must occur without causing harm to the interests of the community or of third parties. Parties that cause environmental damage while acting under the authority of a permit are responsible for incurring the costs to rectify the damage. The imposition of environmental sanctions is in addition to civil and criminal penalties that may be imposed. Environmental damage caused while a party is acting without a license constitutes a breach of Law 99 of 1993 and may lead to the imposition of sanctions, in addition to civil or criminal proceedings that may result. Parties that cause environmental damage, in addition to sanctions or penalties that apply, will also be required to carry out studies to assess the characteristics of the damage. Under Colombian law, liability for environmental damage creates a presumption of liability in case of a: (i) breach of environmental laws; (ii) environmental damage; and (iii) breach of environmental license or any other administrative act from the environmental authorities. The Environmental Authorities may investigate potential claims, authorize preventative measures, or impose sanctions on parties breaching environmental law.

Competition

The market for medicinal cannabis is characterized by unsatisfied patient demand, with few authorized producers. Although competition in the market is growing and Colombia offers an open process to apply for the licenses, we believe we are competitively positioned to satisfy the demand for medicinal cannabis given our early entry into the market, the management team’s expertise in medical product branding, marketing, quality control and domestic market relationships. Our competitors are primarily focused on generating low cost products for international export as base extractors, as opposed to our approach of creating branded product formulations for the domestic and international markets. Cultivation in Colombia has natural cost advantages. However, management believes the more sustainable competitive advantage is to create patient loyalty and brand preference, as opposed to the distribution of more homogeneous products. Domestically our competition consists of PharmaCielo, CannaVida, Empresa Colombiana de Cannabis, Khiron Life Sciences Corp., MedCan, Canopy Growth Corporation, and Clever Leaves.

Intellectual Property

Our success depends, at least in part, on our ability to protect our core technology and intellectual property. To accomplish this, we rely on trade secrets, including know-how, employee and third-party nondisclosure agreements and other contractual rights to establish and protect our proprietary rights in our technology.

Seasonality

Colombia and its vertical offering of microclimates is the ideal country for year-round growing and processing of all possible varieties of cannabis in a natural, environmentally friendly manner.

Principal Executive Offices

Our principal executive offices are located at 3471 West Oquendo Road, Suite 301, Las Vegas Nevada 89118. Our telephone number is (800) 605-3210. We believe our facilities are adequate to meet our current and near-term needs.

Employees

As of February 2019, we had 25 full-time employees and six part-time employees. Since inception, we have never had a work stoppage, and our employees are not represented by labor unions. We consider our relationship with our employees to be positive.

ITEM 1A. Risk Factors

The following important factors, and the important factors described elsewhere in this report or in our other filings with the SEC, could affect (and in some cases have affected) our results and could cause our results to be materially different from estimates or expectations. Other risks and uncertainties may also affect our results or operations adversely. The following and these other risks could materially and adversely affect our business, operations, results or financial condition.

Risks Relating to our Business

Limited Operating History

We are an early stage company that has not generated any revenues and, we have a limited operating history upon which our business and future prospects may be evaluated. To date, we have suffered recurring losses from operations and have an accumulated deficit of approximately $155,109 as of December 31, 2018 before giving effect to the Merger. In addition, OWP Ventures had an accumulated deficit of approximately $1,869,000 as of December 31, 2018. We will be subject to all of the business risks and uncertainties associated with any new business enterprise, including the risk that we will not achieve our operating goals. In order for us to meet future operating requirements, we will need to successfully grow, harvest and sell our cannabis products. Until such time as we are able to fund our business from operations, we will be required to raise funds through various sources, including the sale of equity and debt securities, Failure to generate cash from operations and to reach profitability may adversely affect our success.

Change of Cannabis Laws, Regulations and Guidelines

Cannabis laws and regulations are dynamic and subject to evolving interpretations which could require us to incur substantial costs associated with compliance or alter certain aspects of our business plan. Regulations may be enacted in the future that will be directly applicable to certain aspects of our businesses. We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our business. Management expects that the legislative and regulatory environment in the cannabis industry in Colombia and internationally will continue to be dynamic and will require innovative solutions to try to comply with this changing legal landscape in this nascent industry for the foreseeable future. Compliance with any such legislation may have a material adverse effect on our business, financial condition and results of operations.

Public opinion can also exert a significant influence over the regulation of the cannabis industry. A negative shift in the public’s perception of the cannabis industry could affect future legislation or regulation in different jurisdictions.

Reliance on Licenses and Authorizations

Our ability to import, grow, store and sell cannabis and hemp in Colombia or internationally is dependent on our ability to sustain and/or obtain the necessary licenses and authorizations by certain authorities in Colombia and/or the importing jurisdiction. The licenses and authorizations are subject to ongoing compliance and reporting requirements and our ability to obtain, sustain or renew any such licenses and authorizations on acceptable terms is subject to changes in regulations and policies and to the discretion of the applicable authorities or other governmental agencies in foreign jurisdictions. Failure to comply with the requirements of the licenses or authorizations or any failure to maintain the licenses or authorizations would have a material adverse impact on our business, financial condition and operating results.

Although we believe that we will meet the requirements to obtain, sustain or renew the necessary licenses and authorizations, there can be no guarantee that the applicable authorities will issue these licenses or authorizations. Should the authorities fail to issue the necessary licenses or authorizations, we may be curtailed or prohibited from the production and/or distribution of cannabis and hemp or from proceeding with the development of our operations as currently proposed and our business, financial condition and results of the operation may be materially adversely affected.

Regulatory Compliance Risks

Achievement of our business objectives is contingent, in part, upon compliance with regulatory requirements enacted by applicable governmental authorities and obtaining all regulatory approvals, where necessary, for the sale of our products in Colombia and other jurisdictions where we intend to distribute and sell our products. We will incur ongoing costs and obligations related to regulatory compliance. Failure to comply with applicable laws, regulations and permitting requirements may result in enforcement actions thereunder, including orders issued by regulatory or judicial authorities causing operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment, or remedial actions. Civil or criminal fines or penalties may be imposed on us for violations of applicable laws or regulations. Vigorous enforcement of these laws could require extensive changes to our operations, increase our compliance costs or give rise to material liabilities, which could have a material adverse effect on our business, results of operations and financial condition.

Competition

There are many companies engaged in the cannabis business who we will compete with, including larger and more established companies with substantially greater marketing, financial, human and other resources than we have. These companies include PharmaCielo, CannaVida, Empresa Colombiana de Cannabis, Khiron Life Sciences Corp., MedCan, Canopy Growth Corporation, and Clever Leaves. Although we believe we are competitively positioned to be a leader in the medicinal cannabis industry given our early entry into the market, the management team’s expertise in medical product branding, marketing, quality control, and domestic market relationships, competition in the medical cannabis industry is growing quickly. As more competitors enter the market, prices may be reduced. We believe our approach in creating patient brand loyalty will allow us to effectively compete in the market but there is no assurance that will be the case, and our competitors may adopt a similar or identical approach. To date, we have obtained four licenses in Colombia that authorize us to engage in cannabis activities, and there are currently few authorized producers there. However, Colombia offers an open process to apply for licenses and there are no significant barriers to entry. As a result, our ability to generate revenues and earnings may be reduced as competition intensifies, thereby causing a material adverse effect on our business and financial condition.

Ability to Establish and Maintain Bank Accounts

Many banking institutions in countries where we or our prospective customers operate will not accept payments related to the cannabis industry, whether owing to domestic laws and regulations or pressure exerted by the United States on banks with laws subject to the laws of the United States (including, the Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (USA PATRIOT Act)). Failure to conduct our business through normal banking channels may impede our ability to make payments for goods and services and transact business in the ordinary course. Failure to operate in normal banking channels may also increase our cost of doing business and negatively affect our business. In the event financial service providers do not accept accounts or transactions related to the cannabis industry, it is possible that we may be required to seek alternative payment solutions. If the industry was to move towards alternative payment solutions we would have to adopt policies and protocols to manage our volatility and exchange rate risk exposures. Our inability to manage such risks may adversely affect our operations and financial performance.

Anti-money Laundering Laws and Regulations

We are subject to a variety of laws and regulations within Colombia and internationally that involve money laundering, financial recordkeeping and proceeds of crime. In the event that any of our investments, or any proceeds thereof, any dividends or distributions therefrom, or any profits or revenues accruing from such investments are found to be in violation of money laundering legislation or otherwise, such transactions may be viewed as proceeds of crime under applicable legislation. Money laundering laws could restrict or otherwise jeopardize our ability to declare or pay dividends, effect other distributions or subsequently cause the repatriation of such funds back to the United States or to any shareholders’ jurisdiction of residence. Furthermore, while we have no current intention to declare or pay dividends on our common stock in the foreseeable future, in the event that a determination was made that the revenues from our cannabis operations could reasonably be shown to constitute proceeds of crime, we may decide or be required to suspend declaring or paying dividends without advance notice and for an indefinite period of time.

Expansion of Facilities and Operations

We are seeking regulatory approval in Colombia to expand our current covered greenhouse facility to one million square feet. There is no guarantee that we will receive requisite regulatory approvals from the relevant authorities, in a timely fashion or at all. Our failure to successfully execute our expansion strategy (including receiving the expected regulatory approvals in a timely fashion) could adversely affect our business, financial condition and results of operations and may hinder our ability to scale our business resulting in us not meeting our anticipated or future demand when it arises.

Foreign Trade Policies

Our prospective international operations are subject to inherent risks, including changes in the regulations governing the flow of cannabis products between countries, fluctuations in currency values, discriminatory fiscal policies, unexpected changes in local regulations and laws and the uncertainty of enforcement of remedies in foreign jurisdictions. In addition, foreign jurisdictions could impose tariffs, quotas, trade barriers and other similar restrictions on our international sales and subsidize competing cannabis products. All of these risks could result in increased costs or decreased revenues.

United States Regulation

Laws and regulations affecting the cannabis and marijuana industries are constantly changing, which could detrimentally affect our business, and we cannot predict the impact that future regulations may have on us. Local, state and federal cannabis laws and regulations in the United States are constantly changing and they are subject to evolving interpretations, which could require us to incur substantial costs associated with compliance or to alter one or more of our service offerings. In addition, violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our revenues, profitability, and financial condition. We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our business.

Liability, Enforcement, Complaints, etc.

Our participation in the cannabis and hemp industries may lead to litigation, formal or informal complaints, enforcement actions, and inquiries by third parties, other companies and/or various governmental authorities against us. Litigation, complaints, and enforcement actions involving us could consume considerable amounts of financial and other corporate resources, which could have an adverse effect on our future cash flows, earnings, results of operations and financial condition.

Legal Proceedings

From time to time, we may be a party to legal and regulatory proceedings, including matters involving governmental agencies, entities with whom we do business and other proceedings arising in the ordinary course of business. We will evaluate our exposure to these legal and regulatory proceedings and establish reserves for the estimated liabilities in accordance with generally accepted accounting principles. Assessing and predicting the outcome of these matters involves substantial uncertainties. Unexpected outcomes in these legal proceedings, or changes in management’s evaluations or predictions and accompanying changes in established reserves, could have an adverse impact on our financial results.

Environmental Regulations

We are subject to Colombian environmental laws governing the use of natural resources, which prohibit such use that causes harm to the interests of the community or of third parties. Parties that cause environmental damage while acting under the authority of a permit are responsible for incurring the costs to rectify the damage. The imposition of environmental sanctions is in addition to civil and criminal penalties that may be imposed. Environmental damage caused while a party is acting without a license may lead to the imposition of sanctions, in addition to civil or criminal proceedings. Parties that cause environmental damage, in addition to sanctions or penalties that apply, are also required to carry out studies to assess the characteristics of the damage. Colombian environmental authorities may investigate potential claims, authorize preventative measures, or impose sanctions on parties breaching environmental law. Any such measures imposed on us could have a material adverse effect on our business.

Demand for Cannabis and Derivate Products

The global sale of cannabis and hemp products is a new industry as a result of recent legal and regulatory changes. Although we expect the demand for licensed cannabis to be in excess of the supply being produced by the licensed producers, there is a risk that such demand does not develop as anticipated. Further, there is a risk that the adoption rate by pharmacies to sell medical cannabis is lower than expected or that such adoption rate may take longer than anticipated. There is also a risk that the international export market for medicinal cannabis and extracts, such as CBD, CBG and CBC, will not materialize as projected or not be commercially viable. Should any of such events materialize, they may have a material adverse effect on our business, results of operations and financial condition.

Weather, Climate Change and Risks Inherent in an Agricultural Business

Our business involves growing cannabis, which is an agricultural product. Although our medical cannabis is intended to be grown in greenhouses, hemp used as feedstock for medicinal extracts and derivatives will be grown both outdoors and in greenhouses. Further, our prospective Colombian medicinal cannabis operations will initially focus on outdoor production. The occurrence of severe adverse weather conditions, especially droughts, hail, floods or frost, is unpredictable and may have a potentially devastating impact on agricultural production and may otherwise adversely affect the supply of cannabis and hemp. Adverse weather conditions may be exacerbated by the effects of climate change and may result in the introduction and increased frequency of pests and diseases. The effects of severe adverse weather conditions may reduce our yields or require us to increase our level of investment to maintain yields. Additionally, higher than average temperatures and rainfall can contribute to an increased presence of insects and pests, which could negatively affect cannabis crops. Future droughts could reduce the yield and quality of our cannabis production, which could materially and adversely affect our business, financial condition and results of operations.

The occurrence and effects of plant disease, insects and pests can be unpredictable and devastating to agriculture, potentially rendering all or a substantial portion of the affected harvests unsuitable for sale. Even when only a portion of the production is damaged, our results of operations could be adversely affected because all or a substantial portion of the production costs may have been incurred. Although some plant diseases are treatable, the cost of treatment can be high and such events could adversely affect our operating results and financial condition. Furthermore, if we fail to control a given plant disease and the production is threatened, we may be unable to supply our customers, which could adversely affect our business, financial condition and results of operations. There can be no assurance that natural elements will not have a material adverse effect on any such production.

Product Liability

As a manufacturer and distributor of products designed to be ingested or inhaled by humans, we face an inherent risk of exposure to product liability claims, regulatory action and litigation if our products are alleged to have caused damages, loss or injury. In addition, the sale of our products involve the risk of injury to consumers due to tampering by unauthorized third parties or product contamination. Adverse reactions resulting from human consumption of our products alone or in combination with other medications or substances could occur. We may be subject to various product liability claims, including, among others, that our products caused injury or illness, include inadequate instructions for use or include inadequate warnings concerning health risks, possible side effects or interactions with other substances. A product liability claim or regulatory action against us could result in increased costs, could adversely affect our reputation with our clients and consumers generally, and could have a material adverse effect on our results of operations and financial condition. There can be no assurances that we will be able to obtain or maintain product liability insurance on acceptable terms or with adequate coverage against potential liabilities. Such insurance is expensive and may not be available in the future on acceptable terms, or at all.

Energy Prices and Supply

We require substantial amounts of diesel and electric energy and other resources for our harvest activities and to transport cannabis and hemp. We rely upon third parties for our supply of energy resources used in our operations. The prices for and availability of energy resources may be subject to change or curtailment, respectively, due to, among other things, new laws or regulations, imposition of new taxes or tariffs, interruptions in production by suppliers, imposition of restrictions on energy supply by government, worldwide price levels and market conditions. If our energy supply is cut for an extended period of time and we are unable to find replacement sources at comparable prices, or at all, our business, financial condition and results of operations would be materially and adversely affected.

Retention and Acquisition of Skilled Personnel

We will be required to attract and retain top quality talent to compete in the marketplace. We believe our future growth and success will depend in part on our abilities to attract and retain highly skilled managerial, product development, sales and marketing, and finance personnel. There can be no assurance of success in attracting and retaining such personnel. Shortages in qualified personnel could limit our ability to be successful. At present and for the near future, we will depend upon a relatively small number of employees primarily in Colombia to develop, manufacture, market, sell and distribute our products. As the size of our business increases, we will seek to hire additional employees in other jurisdictions. Expansion of marketing and distribution of our products will require us to find, hire and retain additional capable employees who can understand, explain, market and sell our products and/or our ability to enter into satisfactory logistic arrangements to sell our products. There is intense competition for capable personnel in all of these areas and we may not be successful in attracting, training, integrating, motivating, or retaining new personnel or subcontractors for these required functions.

Emerging Market Risks

Emerging market investment generally poses a greater degree of risk than investment in more mature market economies because the economies in the developing world are more susceptible to destabilization resulting from domestic and international developments.

Colombia’s legal and regulatory requirements in connection with companies conducting agricultural activities, banking system and controls as well as local business culture and practices are different from those in the United States. Our officers and directors must rely, to a great extent, on our local legal counsel and local consultants retained by us in order to keep abreast of material legal, regulatory and governmental developments as they pertain to and affect our business operations, and to assist us with our governmental relations. We must rely, to some extent, on the members of management who have previous experience working and conducting business in Colombia to enhance our understanding of and appreciation for the local business culture and practices in such countries. We also rely on the advice of local experts and professionals in connection with current and new regulations that develop in respect of banking, financing and tax matters. Any developments or changes in such legal, regulatory or governmental requirements or in local business practices are beyond our control and may adversely affect our business.

We also bear the risk that changes can occur to the Government in Colombia and a new government may void or change the laws and regulations that we are relying upon. Currently, there are no restrictions on the repatriation from Colombia of earnings to foreign entities and Colombia has never imposed such restrictions. However, there can be no assurance that restrictions on repatriation of earnings will not be imposed in the future. Exchange control regulations for Colombia require that any proceeds in foreign currency originated on exports of goods from Colombia be repatriated to Colombia. However, purchase of foreign currency is allowed through Colombian authorized financial entities for purposes of payments to foreign suppliers, repayment of foreign debt, payment of dividends to foreign stockholders and other foreign expenses.

Due to our location in Colombia, our business, financial position and results of operations may be affected by the general conditions of the Colombian economy, price instabilities, currency fluctuations, inflation, interest rates, regulatory changes, taxation changes, social instabilities, political unrest and other developments in or affecting Colombia, over which we do not have control.

Risks Related to Conducting Operations in Colombia

We recently acquired medicinal cannabis licenses in Colombia. Over the past 10 to 15 years, the Government of Colombia has made strides in improving the social, political, economic, legal and fiscal regimes. However, operations in Colombia will still be subject to risk due to the potential for social, political, economic, legal and fiscal instability. The Government of Colombia faces ongoing problems including, but not limited to, unemployment and inequitable income distribution and unstable neighboring countries. The instability in neighboring countries could result in an influx of immigrants resulting in a humanitarian crisis and/or increased illegal activities. Colombia is also home to a number of insurgency groups and large swaths of the countryside are under guerrilla influence. In addition, Colombia experiences narcotics-related violence, a prevalence of kidnapping, extortion and thefts and civil unrest in certain areas of the country. Such instability may require us to suspend operations on our properties.

Other risks exist relating to the conduct of business in Colombia. These risks include the future imposition of special taxes or similar charges, as well as foreign exchange fluctuations and currency convertibility and controls. Other risks of doing business in Colombia include our ability to enforce our contractual rights or the taking or nationalization of property without fair compensation, restrictions on the use of expatriates in our operations, renegotiation or nullification of existing concessions, licenses, permits and contracts, changes in taxation policies, or other matters.

The Government of Colombia recently reached a peace accord with the country’s largest guerrilla group. The Government of Colombia also entered into and dissolved formal discussions with the country’s second largest guerrilla group due to their unwillingness to cease criminal and violent crimes. There is no certainty that the agreements will be adhered to by all of the members of the guerrilla groups or that a peace agreement will be ultimately reached with the country’s second largest guerrilla group. There is a risk that any peace agreement might contain new laws or change existing laws that could have a material adverse effect on us. Furthermore, the achievement of peace with the country’s guerrilla groups could create additional social or political instability in the immediate aftermath, which could have a material adverse effect on our operations.

Global Economy

Financial and commodity markets in Colombia are influenced by the economic and market conditions in other countries, including other South American and emerging market countries and other global markets. Although economic conditions in these countries may differ significantly from economic conditions in Colombia, investors’ reactions to developments in these other countries, such as the recent developments in the global financial markets, may substantially affect the capital flows into, and the market value of securities of issuers with operations in Colombia.

Insurance Coverage

Our production is, in general, subject to different risks and hazards, including adverse weather conditions, fires, plant diseases and pest infestations, other natural phenomena, industrial accidents, labor disputes, changes in the legal and regulatory framework applicable to us, and environmental contingencies. We will endeavor to obtain appropriate insurance covering these risks in amounts sufficient to support a downturn in the sale of our products due to these potential production risks. The cost of such insurance may be high and we may not be able to obtain sufficient amount of insurance to cover these risks.

Operations in Spanish

As a result of our conducting most of our operations in Colombia, our books and records, including key documents such as material contracts and financial documentation are principally negotiated and entered into in the Spanish language and English translations may not exist or be readily available.

General Business Risks

Inability to Manage Growth

We may not be able to effectively manage our growth. Our strategy envisions growing our business. We plan to expand our production and manufacturing capability and create a distribution network on a global basis. Any growth in or expansion of our business is likely to continue to place a strain on our management and administrative resources, infrastructure and systems. As with other growing businesses, we expect that we will need to further refine and expand our business development capabilities, our systems and processes and our access to financing sources. We also will need to hire, train, supervise and manage new employees. These processes are time consuming and expensive, will increase management responsibilities and will divert management attention. We cannot assure you that we will be able to:

●	expand our systems effectively or efficiently or in a timely manner;

●	create a distribution network

●	allocate our human resources optimally;

●	meet our capital needs;

●	identify and hire qualified employees or retain valued employees; or

●	obtain and maintain necessary licenses in relevant jurisdictions

Our inability or failure to manage our growth and expansion effectively could harm our business and materially and adversely affect our operating results and financial condition.

Speculative Forecasts

Our forecasts are highly speculative in nature and we cannot predict results in a development stage company with a high degree of accuracy. Any financial projections, especially those based on ventures with minimal operating history, are inherently subject to a high degree of uncertainty, and their ultimate achievement depends on the timing and occurrence of a complex series of future events, both internal and external to the enterprise. There can be no assurance that potential revenues or expenses we project will be accurate.

Limited Management Team

Our limited senior management team size may hamper our ability to effectively manage a publicly traded company while operating our business. Our management team has experience in the management of publicly traded companies and complying with federal securities laws, including compliance with recently adopted disclosure requirements on a timely basis. They realize it will take significant resources to meet these requirements while simultaneously working on cultivating, developing and distributing our products. Our management will be required to design and implement appropriate programs and policies in responding to increased legal, regulatory compliance and reporting requirements, and any failure to do so could lead to the imposition of fines and penalties and harm our business.

Risks Related to our Common Stock

Limited Trading

Although prices for shares of our common stock are quoted on the OTC Markets, there is little current trading and no assurance can be given that an active public trading market will develop or, if developed, that it will be sustained. The OTC Markets is generally regarded as a less efficient and less prestigious trading market than other national markets. There is no assurance if or when our common stock will be quoted on another more prestigious exchange or market. The market price of our common stock is likely to be highly volatile because for some time there will likely be a thin trading market for the stock, which causes trades of small blocks of stock to have a significant impact on the stock price.

Penny Stock Risk

Because our common stock is a “penny stock,” trading therein will be subject to regulatory restrictions. Our common stock is currently, and in the near future will likely continue to be, considered a “penny stock.” The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. The broker-dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer and any salesperson in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure and other requirements may adversely affect the trading activity in the secondary market for our common stock.

No Dividend Payments

We have not paid dividends in the past and we do not expect to pay dividends for the foreseeable future, and any return on investment may be limited to potential future appreciation on the value of our common stock. Our payment of any future dividends will be at the discretion of our board of directors after taking into account various factors, including without limitation, our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time. To the extent we do not pay dividends, our stock may be less valuable because a return on investment will only occur if and to the extent the stock price appreciates, which may never occur. In addition, shareholders must generally rely on sales of the shares they own after price appreciation as the only way to realize their investment, and if the price of our common stock does not appreciate, then there will be no return on investment.

Control of Common Stock will Influence Decision Making

Our officers, directors and principal stockholders are able to exert significant influence over us and may make decisions that are not in the best interests of all stockholders. Our officers, directors and principal stockholders (greater than 5% stockholders) collectively own approximately 50.1% of our fully-diluted common stock. As a result of such ownership, these stockholders are able to affect the outcome of, or exert significant influence over, all matters requiring stockholder approval, including the election and removal of directors and any change in control. In particular, this concentration of ownership of our common stock could have the effect of delaying or preventing a change of control of our company or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of our company. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our stockholders from realizing a premium over the market prices for their shares of our common stock.

We are an Emerging Growth Company Within the Meaning of the Securities Act.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of the end of any second quarter of a fiscal year, in which case we would no longer be an emerging growth company as of the end of such fiscal year. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

Antitakeover Protections

Anti-takeover provisions may limit the ability of another party to acquire us, which could cause our stock price to decline. Our articles of incorporation, as amended, bylaws and Nevada law contain provisions that could discourage, delay or prevent a third party from acquiring us, even if doing so may be beneficial to our stockholders. In addition, these provisions could limit the price investors would be willing to pay in the future for shares of our common stock.

Increased Compliance Costs

The requirements of being a public company, including compliance with the reporting requirements of the Securities Exchange Act of 1934, as amended, and the requirements of the Sarbanes-Oxley Act of 2002, may strain our resources, increase our costs and distract management, and we may be unable to comply with these requirements in a timely or cost-effective manner. As a public company, we need to comply with laws, regulations and requirements, certain corporate governance provisions of the Sarbanes-Oxley Act of 2002, related regulations of the SEC, and requirements of the principal trading market upon which our common stock may trade, with which we are not required to comply as a private company. As a result, the combined business will incur significant legal, accounting and other expenses that a private company would not incur. Complying with these statutes, regulations and requirements will occupy a significant amount of the time of our board of directors and management, will require us to have additional finance and accounting staff, may make it more difficult to attract and retain qualified officers and members of our board of directors, particularly to serve on the audit committee, and may make some activities more difficult, time consuming and costly. We will need to:

●	institute a more comprehensive compliance function;

●	establish new internal policies, such as those relating to disclosure controls and procedures and insider trading;

●	design, establish, evaluate and maintain a system of internal control over financial reporting in compliance with the requirements of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC and the Public Company Accounting Oversight Board;

●	prepare and distribute periodic reports in compliance with its obligations under the federal securities laws including the Securities Exchange Act of 1934, as amended, or Exchange Act;

●	involve and retain to a greater degree outside counsel and accountants in the above activities; and

●	establish an investor relations function.

If we are unable to accomplish these objectives in a timely and effective fashion for our business, our ability to comply with financial reporting requirements and other rules that apply to reporting companies could be impaired. If our finance and accounting personnel insufficiently support our business in fulfilling these public-company compliance obligations, or if we are unable to hire adequate finance and accounting personnel, we could face significant legal liability, which could have a material adverse effect on our financial condition and results of operations. Furthermore, if we identify any issues in complying with those requirements (for example, if our company or the independent registered public accountants identified a material weakness or significant deficiency in our company’s internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect, our reputation or investor perceptions of our company.

ITEM 1B. Unresolved Staff Comments

Not Applicable.

ITEM 2. Properties

Our principal executive offices are located at 3471 West Oquendo Rd., Suite 301, Las Vegas, Nevada 89118, Telephone No.: (800) 605-3210. After giving effect to the Merger, our leased premises are 3,210 square feet and are utilized for corporate business offices. Our Nevada premises are subject to a lease agreement expiring October 31, 2021. And, we lease land in Popayan, Colombia at a rate of 8,000,000 COP per month on a renewable lease expiring on September 30, 2022. Our anticipated future lease commitments on a calendar year basis in US dollars, excluding common area maintenance, are as follows:

2019	$84,074
2020	85,700
2021	77,553
2022	22,407
Total	$269,734

We believe that our current facilities are adequate for our current needs. We intend to secure new facilities or expand existing facilities as necessary to support future growth. We believe that suitable additional space will be available on commercially reasonable terms as needed to accommodate our operations.

ITEM 3. Legal Proceedings

There are no material pending legal proceedings to which we are a party or to which any of our property is subject, nor are there any such proceedings known to be contemplated by governmental authorities. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is a limited public market for our common stock. Shares of our common stock trade on the over-the-counter market and are quoted on the Pink Sheets under the symbol “OWPC”. Prior to February 7, 2019, the symbol for our common stock was “PNTT.” As of March 31, 2019, the closing price of our common stock was $3.70.

The following table sets forth, for the fiscal quarters indicated, the high and low bid information for our common stock, as reported on the Pink Sheets. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low
Fiscal Year Ended December 31, 2018
First Quarter	$0.08	$0.08
Second Quarter	$0.08	$0.08
Third Quarter	$0.08	$0.08
Fourth Quarter	$4.04	$0.08

Fiscal Year Ended December 31, 2017
First Quarter	$0.08	$0.08
Second Quarter	$0.08	$0.08
Third Quarter	$0.08	$0.08
Fourth Quarter	$0.08	$0.08

As of March 31, 2019, there were approximately 90 shareholders of record of our common stock. Such number does not include any shareholders holding shares in nominee or “street name”. As of March 31, 2019, there were 39,922,899 shares of common stock outstanding on record.

Dividends

We have not declared or paid any dividends on our common stock since our inception and do not anticipate paying dividends for the foreseeable future. The payment of dividends is subject to the discretion of our board of directors and depends, among other things, upon our earnings, our capital requirements, our financial condition, and other relevant factors. We intend to reinvest any earnings in the development and expansion of our business. Any cash dividends in the future to common shareholders will be payable when, as and if declared by our board of directors, based upon the board’s assessment of our financial condition and performance, earnings, need for funds, capital requirements, prior claims of preferred stock to the extent issued and outstanding, and other factors, including income tax consequences, restrictions and applicable laws. There can be no assurance, therefore, that any dividends on our common stock will ever be paid.

Securities Authorized for Issuance under Equity Compensation Plans

We currently do not have any equity compensation plans.

Recent Sales of Unregistered Securities

On February 21, 2019, we issued 39,475,398 shares of our common stock to the shareholders of OWP Ventures, Inc., as consideration for the Merger.

In connection with the above security issuances, we did not pay any underwriting discounts or commissions. None of the sales of securities described or referred to above was registered under the Securities Act. In making the sales without registration under the Securities Act, we relied upon one or more of the exemptions from registration contained in Section 4(2) of the Securities Act, and in Regulation D promulgated under the Securities Act. No general solicitation or advertising was used in connection with the sales.

ITEM 6. Selected Financial Data

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company for the fiscal years ended December 31, 2018 and 2017. The discussion and analysis that follows should be read together with the section entitled “Forward Looking Statements” and our financial statements and the notes to the financial statements included elsewhere in this annual report on Form 10-K.

Except for historical information, the matters discussed in this section are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company’s control. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report.

The discussion and analysis that follows reflects the operating results and business of the Company as of and for the year ended December 31, 2018, which predates the Merger. Accordingly, the following discussion does not reflect the current business and operations of the Company on a consolidated basis, which will be reflected in the Company’s future financial statements, beginning with its Quarterly Report on Form 10-Q to be filed for the period ending March 31, 2019. Please see Note 10 to the financial statements included in this Annual Report on Form 10-K which includes pro forma financial statements of the Company giving effect to the Merger as if it had occurred on January 1, 2018.

Overview

One World Pharma, Inc. (formerly Punto Group, Corp.) was incorporated in Nevada on September 2, 2014. On February 21, 2019, One World Pharma, Inc. acquired OWP Ventures, Inc. in a reverse merger transaction. The financial condition and results of operations herein are that of One World Pharma, Inc. without effect to the combined operations subsequent to the Merger on February 21, 2019. Prior to the Merger, the Company was a shell company with no operations.

On January 10, 2019, the Company effected a 1-for-4 reverse stock split, and the Company changed its name from Punto Group, Corp. to One World Pharma, Inc.

Critical Accounting Policies

The establishment and consistent application of accounting policies is a vital component of accurately and fairly presenting our financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”), as well as ensuring compliance with applicable laws and regulations governing financial reporting. While there are rarely alternative methods or rules from which to select in establishing accounting and financial reporting policies, proper application often involves significant judgment regarding a given set of facts and circumstances and a complex series of decisions.

Basis of Accounting

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (SEC). All references to Generally Accepted Accounting Principles (“GAAP”) are in accordance with The FASB Accounting Standards Codification (“ASC”) and the Hierarchy of Generally Accepted Accounting Principles.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Segment Reporting

ASC Topic 280, “Segment Reporting,” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Fair Value of Financial Instruments

The Company adopted ASC 820, Fair Value Measurements and Disclosures (ASC 820). ASC 820 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

-	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

-	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

-	Level 3 inputs to valuation methodology are unobservable and significant to the fair measurement.

The carrying value of cash, accounts receivable, accounts payables and accrued expenses are estimated by management to approximate fair value primarily due to the short-term nature of the instruments.

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition. Under ASC 605, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured.

There was no impact on the Company’s financial statements from ASC 606 for the years ended December 31, 2018 or 2017.

Basic and Diluted Loss Per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended December 31, 2018 and 2017, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Stock-Based Compensation

The Company accounts for equity instruments issued to employees in accordance with the provisions of ASC 718 Stock Compensation (ASC 718) and Equity-Based Payments to Non-employees pursuant to ASC 505-50 (ASC 505-50). All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty’s performance is complete or the date at which a commitment for performance by the counterparty to earn the equity instruments is reached because of sufficiently large disincentives for nonperformance.

Income Taxes

The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax basis of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Uncertain Tax Positions

In accordance with ASC 740, “Income Taxes” (“ASC 740”), the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be capable of withstanding examination by the taxing authorities based on the technical merits of the position. These standards prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. These standards also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

Various taxing authorities periodically audit the Company’s income tax returns. These audits include questions regarding the Company’s tax filing positions, including the timing and amount of deductions and the allocation of income to various tax jurisdictions. In evaluating the exposures connected with these various tax filing positions, including state and local taxes, the Company records allowances for probable exposures. A number of years may elapse before a particular matter, for which an allowance has been established, is audited and fully resolved. The Company has not yet undergone an examination by any taxing authorities.

The assessment of the Company’s tax position relies on the judgment of management to estimate the exposures associated with the Company’s various filing positions.

Various taxing authorities periodically audit the Company’s income tax returns. These audits include questions regarding the Company’s tax filing positions, including the timing and amount of deductions and the allocation of income to various tax jurisdictions. In evaluating the exposures connected with these various tax filing positions, including state and local taxes, the Company records allowances for probable exposures. A number of years may elapse before a particular matter, for which an allowance has been established, is audited and fully resolved. The Company has not yet undergone an examination by any taxing authorities.

The assessment of the Company’s tax position relies on the judgment of management to estimate the exposures associated with the Company’s various filing positions.

Results of Operations

The following table shows operating results for the years ended December 31, 2018 and 2017.

	Years Ended December 31,		Increase /
	2018	2017	(Decrease)

Revenues	$-	$-	$-

Operating expenses:
General and administrative	7,441	18,147	(10,706)
Professional fees	19,523	38,733	(19,210)
Total operating expenses:	26,964	56,880	(29,916)

Operating loss	(26,964)	(56,880)	(29,916)

Net loss	$(26,964)	$(56,880)	$(29,916)

Revenues

The Company had no revenues or operations during the years ended December 31, 2018 and 2017.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2018 were $7,441, compared to $18,147 during the year ended December 31, 2017, a decrease of $10,706, or 59%. The expenses consisted primarily of business licenses, transfer agent service fees and public company compliance costs. General and administrative expenses decreased primarily due to transitions to more affordable service providers during the current year.

Professional Fees

Professional fees for the year ended December 31, 2018 were $19,523, compared to $38,733 during the year ended December 31, 2017, a decrease of $19,210, or 50%. Professional fees consisted primarily of legal, audit and review fees involving our public filing compliance requirements. Professional fees decreased primarily due to a decrease in legal fees.

Operating Loss

Operating loss for the year ended December 31, 2018 was $26,964, compared to $56,880 during the year ended December 31, 2017, a decrease of $29,916, or 53%. Operating loss decreased primarily due to decreased compliance costs resulting from improved pricing during the year ended December 31, 2018, compared to the year ended December 31, 2017.

Net Loss

Net loss for the year ended December 31, 2018 was $26,964, compared to $56,880 during the year ended December 31, 2017, a decrease of $29,916, or 53%. Net loss decreased primarily due to decreased compliance costs resulting from improved pricing during the year ended December 31, 2018, compared to the year ended December 31, 2017.

Liquidity and Capital Resources

As of December 31, 2018, the Company had current assets of $701, consisting of prepaid expenses of $701. The Company’s current liabilities as of December 31, 2018 were $420, consisting of $202 of accounts payable and $218 of related party payables.

The following table summarizes our total current assets, liabilities and working capital at December 31, 2018 and 2017.

	December 31,
	2018	2017
Current Assets	$701	$-

Current Liabilities	$420	$98,345

Working Capital	$281	$(98,345)

The following table summarizes our cash flows during the years ended December 31, 2018 and 2017, respectively.

	Years Ended
	December 31,
	2018	2017
Net cash used in operating activities	$(37,892)	$(57,349)
Net cash used in investing activities	-	-
Net cash provided by financing activities	37,892	57,349

Net change in cash	$-	$-

The decrease in funds used in operating activities for the year ended December 31, 2018, compared to the year ended December 31, 2017, was primarily due to the decreased net loss and decreased accounts payable and accrued expenses.

The decrease in funds provided by financing activities for the year ended December 31, 2018, compared to the year ended December 31, 2017, was due to decreased related party payables in the year ended December 31, 2018.

Satisfaction of our Cash Obligations for the Next 12 Months

As of December 31, 2018, we didn’t have any cash on hand. We do not currently have sufficient funds to fund our operations at their current levels for the next twelve months. As we implement our medicinal cannabis cultivation business and attempt to expand operational activities, we expect to continue to experience net negative cash flows from operations in amounts not now determinable, and will be required to obtain additional financing to fund operations. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to achieve sustainable revenues and profitable operations. Since inception, we have raised funds primarily through the sale of equity securities. We will need and are currently seeking additional funds to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations or cause substantial dilution for our stockholders. If we are unable to obtain additional funds, our ability to carry out and implement our planned business objectives and strategies will be significantly delayed, limited or may not occur. We cannot guarantee that we will become profitable. Even if we achieve profitability, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability and our failure to do so would adversely affect our business, including our ability to raise additional funds.

Off-Balance Sheet Arrangements

We have no outstanding off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. Financial Statements and Supplementary Data

ONE WORLD PHARMA, INC.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of One World Pharma, Inc.,

Opinion on the Financial Statements

We have audited the accompanying balance sheet of One World Pharma, Inc. (“the Company”) as of December 31, 2018, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year ended December 31, 2018, and the related notes and schedules (collectively referred to as the financial statements). The financial statements of One World Pharma, Inc. as of December 31, 2017, were audited by other auditors whose report dated March 30, 2018 expressed an unqualified opinion on those statements. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has recurring losses from operations and insufficient working capital, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2019.

Houston, TX

April 1, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of One World Pharma, Inc.,

Opinion on the Financial Statements

We have audited the accompanying balance sheet of One World Pharma, Inc. (“the Company”) as of December 31, 2017, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ WWC, P.C.

WWC, P.C.

Certified Public Accountants

We served as the Company’s auditor from 2016 to 2019.

San Mateo, CA

March 30, 2018

ONE WORLD PHARMA, INC.

(Formerly Punto Group, Corp.)

BALANCE SHEETS

	December 31,	December 31,
	2018	2017
Assets

Current assets:
Cash	$-	$-
Prepaid expenses	701	-
Total current assets	701	-

Total assets	$701	$-

Liabilities and Stockholders’ (Deficit)

Current liabilities:
Accounts payable	$202	$2,429
Accrued expenses	-	8,000
Related party payable	218	87,916
Total current liabilities	420	98,345

Total liabilities	420	98,345

Stockholders’ equity (deficit):
Common stock, $0.001 par value, 75,000,000 shares authorized; 1,322,500 shares issued and outstanding at December 31, 2018 and 2017, respectively	1,323	1,323
Additional paid-in capital	154,067	28,477
Accumulated (deficit)	(155,109)	(128,145)
Total stockholders’ (deficit)	281	(98,345)

Total liabilities and stockholders’ equity (deficit)	$701	$-

The accompanying notes are an integral part of these financial statements.

ONE WORLD PHARMA, INC.

(Formerly Punto Group, Corp.)

STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2018	2017

Revenue:	$-	$-

Expenses:
General and administrative	7,441	18,147
Professional fees	19,523	38,733
Total operating expenses	26,964	56,880

Operating loss	(26,964)	(56,880)

Net loss	$(26,964)	$(56,880)

Weighted average number of common sharesoutstanding - basic and fully diluted	1,322,500	1,322,500

Net loss per share - basic and fully diluted	$(0.02)	$(0.04)

The accompanying notes are an integral part of these financial statements.

ONE WORLD PHARMA, INC.

(Formerly Punto Group, Corp.)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, December 31, 2016	1,322,500	$1,323	$28,477	$(71,265)	$(41,465)

Net loss	-	-	-	(56,880)	(56,880)

Balance, December 31, 2017	1,322,500	$1,323	$28,477	$(128,145)	$(98,345)

Contributed capital, related party debt forgiveness	-	-	125,590	-	125,590

Net loss	-	-	-	(26,964)	(26,964)

Balance, December 31, 2018	1,322,500	$1,323	$154,067	$(155,109)	$281

The accompanying notes are an integral part of these financial statements.

ONE WORLD PHARMA, INC.

(Formerly Punto Group, Corp.)

STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2018	2017
Cash flows from operating activities
Net loss	$(26,964)	$(56,880)
Adjustments to reconcile net loss to net cash used in operating activities:
Decrease (increase) in assets:
Prepaid expenses	(701)	-
Increase (decrease) in liabilities:
Accounts payable	(2,227)	(469)
Accrued expenses	(8,000)	-
Net cash used in operating activities	(37,892)	(57,349)

Cash flows from financing activities
Proceeds from advances from shareholders	37,892	57,349
Net cash provided by financing activities	37,892	57,349

Net increase (decrease) in cash	-	-
Cash - beginning	-	-
Cash - ending	$-	$-

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash financing activities:
Capital contribution from related party debt forgiveness	$125,590	$-

The accompanying notes are an integral part of these financial statements.

ONE WORLD PHARMA, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1 – Nature of Business and Significant Accounting Policies

Nature of Business

One World Pharma, Inc. (formerly Punto Group, Corp.) was incorporated in Nevada on September 2, 2014. On February 21, 2019, subsequent to period covered by these financial statements, One World Pharma, Inc. (“One World Pharma,” the “Company,” “we,” “our” or “us”) entered into an Agreement and Plan of Merger with OWP Merger Subsidiary, Inc., our wholly-owned subsidiary, and OWP Ventures, Inc. (“OWP Ventures”), which is the parent company of One World Pharma SAS, a Colombian company (“OWP Colombia”). Pursuant to the Merger Agreement, we acquired OWP Ventures (and indirectly, OWP Colombia) by the merger of OWP Merger Subsidiary with and into OWP Ventures, with OWP Ventures being the surviving entity as our wholly-owned subsidiary (the “Merger”). As a result of the Merger (a) holders of the outstanding capital stock of OWP Ventures received an aggregate of 39,475,398 shares of our common stock; (b) options to purchase 825,000 shares of common stock of OWP Ventures at an exercise price of $0.50 automatically converted into options to purchase 825,000 shares of our common stock at an exercise price of $0.50; (c) the outstanding principal and interest under a $300,000 convertible note issued by OWP Ventures became convertible, at the option of the holder, into shares of our common stock at a conversion price equal to the lesser of $0.424 per share or 80% of the price we sell our common stock in a future “Qualified Offering”; (d) 875,000 shares of our common stock owned by OWP Ventures prior to the Merger were cancelled; and (e) OWP Ventures’s chief operating officer became our chief operating officer and two of OWP Ventures’s directors became members of our board of directors. OWP Colombia is currently in the process of cultivating medicinal cannabis at a facility in Popayán, Colombia for a variety of medical conditions. OWP Colombia has registered 15 varieties or strains of cannabis with the Colombian Ministry of Health and intends to register an additional 65 varieties by the end of 2019. The Company’s headquarters are located in Las Vegas, Nevada and substantially all of its customers are expected to be outside of the United States.

Basis of Accounting

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (SEC). All references to Generally Accepted Accounting Principles (“GAAP”) are in accordance with The FASB Accounting Standards Codification (“ASC”) and the Hierarchy of Generally Accepted Accounting Principles.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein.

Reclassifications

Prior period accrued expenses of $8,000 have been reclassified from accounts payable and accrued liabilities, and $38,733 of professional fees have been reclassified from general and administrative expenses, to conform to the current period presentation. These reclassifications had no impact on net earnings, financial position or cash flows.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Segment Reporting

ASC Topic 280, “Segment Reporting,” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Fair Value of Financial Instruments

The Company adopted ASC 820, Fair Value Measurements and Disclosures (ASC 820). ASC 820 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

-	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

-	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

-	Level 3 inputs to valuation methodology are unobservable and significant to the fair measurement.

ONE WORLD PHARMA, INC.

NOTES TO FINANCIAL STATEMENTS

The carrying value of cash, accounts receivable, accounts payables and accrued expenses are estimated by management to approximate fair value primarily due to the short-term nature of the instruments.

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition. Under ASC 605, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured.

There was no impact on the Company’s financial statements from ASC 606 for the years ended December 31, 2018 or 2017.

Advertising Costs

The Company expenses the cost of advertising and promotions as incurred. No advertising and promotions expense was incurred for the years ended December 31, 2018 and 2017.

Basic and Diluted Loss Per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended December 31, 2018 and 2017, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Stock-Based Compensation

The Company accounts for equity instruments issued to employees in accordance with the provisions of ASC 718 Stock Compensation (ASC 718) and Equity-Based Payments to Non-employees pursuant to ASC 505-50 (ASC 505-50). All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty’s performance is complete or the date at which a commitment for performance by the counterparty to earn the equity instruments is reached because of sufficiently large disincentives for nonperformance.

Income Taxes

The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax basis of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Uncertain Tax Positions

In accordance with ASC 740, “Income Taxes” (“ASC 740”), the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be capable of withstanding examination by the taxing authorities based on the technical merits of the position. These standards prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. These standards also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

Various taxing authorities periodically audit the Company’s income tax returns. These audits include questions regarding the Company’s tax filing positions, including the timing and amount of deductions and the allocation of income to various tax jurisdictions. In evaluating the exposures connected with these various tax filing positions, including state and local taxes, the Company records allowances for probable exposures. A number of years may elapse before a particular matter, for which an allowance has been established, is audited and fully resolved. The Company has not yet undergone an examination by any taxing authorities.

ONE WORLD PHARMA, INC.

NOTES TO FINANCIAL STATEMENTS

The assessment of the Company’s tax position relies on the judgment of management to estimate the exposures associated with the Company’s various filing positions.

Various taxing authorities periodically audit the Company’s income tax returns. These audits include questions regarding the Company’s tax filing positions, including the timing and amount of deductions and the allocation of income to various tax jurisdictions. In evaluating the exposures connected with these various tax filing positions, including state and local taxes, the Company records allowances for probable exposures. A number of years may elapse before a particular matter, for which an allowance has been established, is audited and fully resolved. The Company has not yet undergone an examination by any taxing authorities.

Recent Accounting Pronouncements

In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The new guidance is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. The Company does not expect the adoption of this ASU to have a material impact on its financial statements.

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The guidance permits entities to reclassify tax effects stranded in Accumulated Other Comprehensive Income as a result of tax reform to retained earnings. This new guidance is effective for annual and interim periods in fiscal years beginning after December 15, 2018. Early adoption is permitted in annual and interim periods and can be applied retrospectively or in the period of adoption. The Company is currently in the process of evaluating the impact of adoption on its financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when a change to the terms or conditions of a share-based payment award must be accounted for as a modification. The new guidance requires modification accounting if the fair value, vesting condition or the classification of the award is not the same immediately before and after a change to the terms and conditions of the award. The new guidance is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. The Company does not expect the adoption of this ASU to have a material impact on its financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. Since ASU 2014-09 was issued, several additional ASUs have been issued to clarify various elements of the guidance. These standards provide guidance on recognizing revenue, including a five-step model to determine when revenue recognition is appropriate. The standard requires that an entity recognize revenue to depict the transfer of control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We adopted the new standard to be effective upon inception. We have completed an initial evaluation of the potential impact from adopting the new standard, including a detailed review of performance obligations for all material revenue streams. Based on this initial evaluation, adoption does not have a material impact on our financial position, results of operations, or cash flows. Related disclosures have been expanded in line with the requirements of the standard.

There are no other recently issued accounting pronouncements that the Company has yet to adopt that are expected to have a material effect on its financial position, results of operations, or cash flows.

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has incurred recurring losses from operations resulting in an accumulated deficit of ($155,109), and as of December 31, 2018, the Company’s cash on hand may not be sufficient to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new customers to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. Management believes these factors will contribute toward achieving profitability. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The financial statements do not include any adjustments that might result from the outcome of any uncertainty as to the Company’s ability to continue as a going concern. These financial statements also do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

ONE WORLD PHARMA, INC.

NOTES TO FINANCIAL STATEMENTS

Note 3 – Fair Value of Financial Instruments

Under FASB ASC 820-10-5, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. Under GAAP, certain assets and liabilities must be measured at fair value, and FASB ASC 820-10-50 details the disclosures that are required for items measured at fair value.

The Company has certain financial instruments that must be measured under the new fair value standard. The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels are as follows:

Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2 - Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

Level 3 - Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.

There were no financial instruments to present fair value on a recurring basis in the balance sheets as of December 31, 2018 and 2017.

Note 4 – Prepaid Expenses

Prepaid expenses included the following as of December 31, 2018 and 2017, respectively:

	December 31,	December 31,
	2018	2017
Business license	$619	$-
Annual registered agent services	82	-
	$701	$-

Note 5 – Accounts Payable

Accounts payable consisted of the following as of December 31, 2018 and 2017, respectively:

	December 31,	December 31,
	2018	2017
Legal expense	$-	$933
Filing fee	123	1,296
Other	79	200
	$202	$2,429

Note 6 – Related Party Payable

The Company underwent a change of control on November 30, 2018, in which the majority ownership was transferred to a new majority shareholder, OWP Ventures, Inc. The former Chief Executive Officer forgave $125,590 of advances at the date of the transfer, and the Company recognized the forgiveness of debt as contributed capital.

As of December 31, 2018, there were advances of $218 from the current majority shareholder for the purpose of operating the Company.

As of December 31, 2017, there were advances of $87,916 from the majority shareholder for the purpose of operating the Company.

ONE WORLD PHARMA, INC.

NOTES TO FINANCIAL STATEMENTS

Note 7 – Stockholders’ Equity

Common Stock

Common stock consists of $0.001 par value, 75,000,000 shares authorized, of which 1,322,500 shares were issued and outstanding as of December 31, 2018.

Reverse Stock Split

On January 10, 2019, the Company effected a 1-for-4 reverse stock split (the “Reverse Stock Split”). No fractional shares were issued, and no cash or other consideration was paid in connection with the Reverse Stock Split. Instead, the Company issued one whole share of the post-Reverse Stock Split common stock to any stockholder who otherwise would have received a fractional share as a result of the Reverse Stock Split. The Company was authorized to issue 75,000,000 shares of common stock prior to the Reverse Stock Split, which remains unaffected. The Reverse Stock Split did not have any effect on the stated par value of the common stock. Unless otherwise stated, all share and per share information in this Annual Report on Form 10-K has been retroactively adjusted to reflect the Reverse Stock Split.

Note 8 – Commitments and Contingencies

Lease Commitment

Subsequent to the merger on February 21, 2019, the Company leases executive office space in Las Vegas, Nevada. In addition, OWP Colombia leases land in Popayan, Colombia at a rate of 8,000,000 COP per month on a renewable lease expiring on September 30, 2022. Amounts of minimum future annual commitments on a calendar year basis in US dollars, excluding common area maintenance fees, under non-cancelable operating leases are as follows:

2019	$84,074
2020	85,700
2021	77,553
2022	22,407
Total	$269,734

No rent expense was incurred for the years ended December 31, 2018 and 2017.

Note 9 - Income Tax

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the years ended December 31, 2018 and 2017, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2018, the Company had approximately $155,000 of federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2025.

The provision (benefit) for income taxes for the years ended December 31, 2018 and 2017 were assuming a 21% and 35% effective tax rate, respectively. The effective income tax rate for the years ended December 31, 2018 and 2017 consisted of the following:

	December 31,
	2018	2017
Federal statutory income tax rate	21%	35%
State income taxes	-%	-%
Change in valuation allowance	(21)%	(35)%
Net effective income tax rate	-	-

ONE WORLD PHARMA, INC.

NOTES TO FINANCIAL STATEMENTS

The components of the Company’s deferred tax asset are as follows:

	December 31,
	2018	2017
Deferred tax assets:
Net operating loss carry forwards	$32,550	$44,800

Net deferred tax assets before valuation allowance	$32,550	$44,800
Less: Valuation allowance	(32,550)	(44,800)
Net deferred tax assets	$-	$-

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2018 and 2017, respectively.

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

Note 10 – Subsequent Events

Merger with OWP Ventures, Inc.

On February 21, 2019, One World Pharma, Inc. entered into an Agreement and Plan of Merger with OWP Merger Subsidiary, Inc., our wholly-owned subsidiary, and OWP Ventures, which is the parent company of OWP Colombia. Pursuant to the Merger Agreement, we acquired OWP Ventures (and indirectly, OWP Colombia) by the merger of OWP Merger Subsidiary with and into OWP Ventures, with OWP Ventures being the surviving entity as our wholly-owned subsidiary (the “Merger”). As a result of the Merger (a) holders of the outstanding capital stock of OWP Ventures received an aggregate of 39,475,398 shares of our common stock; (b) options to purchase 825,000 shares of common stock of OWP Ventures at an exercise price of $0.50 automatically converted into options to purchase 825,000 shares of our common stock at an exercise price of $0.50; (c) the outstanding principal and interest under a $300,000 convertible note issued by OWP Ventures became convertible, at the option of the holder, into shares of our common stock at a conversion price equal to the lesser of $0.424 per share or 80% of the price we sell our common stock in a future “Qualified Offering”; (d) 875,000 shares of our common stock owned by OWP Ventures prior to the Merger were cancelled; and (e) OWP Ventures’s chief operating officer became our chief operating officer and two of OWP Ventures’s directors became members of our board of directors.

Reverse Stock Split

On January 10, 2019, the Company effected a 1-for-4 reverse stock split. No fractional shares were issued, and no cash or other consideration was paid in connection with the Reverse Stock Split. Instead, the Company issued one whole share of the post-Reverse Stock Split common stock to any stockholder who otherwise would have received a fractional share as a result of the Reverse Stock Split. The Company was authorized to issue 75,000,000 shares of common stock prior to the Reverse Stock Split, which remains unaffected. The Reverse Stock Split did not have any effect on the stated par value of the common stock. Unless otherwise stated, all share and per share information in this Annual Report on Form 10-K has been retroactively adjusted to reflect the Reverse Stock Split.

Name Change

On January 10, 2019, the Company changed its name from Punto Group, Corp. to One World Pharma, Inc.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, who are one and the same, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018 (the “Evaluation Date”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2018, our Principal Executive Officer and Principal Financial Officer, who are one and the same, concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has conducted, with the participation of our Principal Executive Officer and our Principal Accounting Officer, who are one and the same, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of Evaluation Date. Management’s assessment of internal control over financial reporting was conducted using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013 Framework).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management’s assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we have not identified any material weaknesses in our internal control over financial reporting as of the Evaluation Date. We have thus concluded that our internal control over financial reporting was effective as of the Evaluation Date.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or in other factors that occurred during the fourth fiscal quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Set forth below are the present directors and executive officers of the Company. There are no arrangements or understandings between any of the directors, officers and other persons pursuant to which such person was selected as a director or an officer.

Name	Age	Position
Craig Ellins	68	Chairman of the Board, CEO
Bruce Raben	65	Director
Dr. Kenneth Perego, II	49	Director
Brian Moore	31	COO, Secretary

Biographies

Set forth below are brief accounts of the business experience of each director and executive officer of the Company.

Craig Ellins has spent over 30 years developing start-ups in various industries, most recently focusing on the marijuana industry, including indoor growing technology. Mr. Ellins has served as the Chief Executive Officer and President, of OWP Ventures since its inception in March 2018 and as our President, Chief Executive Officer, Chief Financial Officer and director since November 30, 2018. From March 13, 2014 until April 29, 2016, Mr. Ellins served as the Chief Executive Officer of GB Sciences, Inc., a cannabis company focused on standardized cultivation and production methods as well as biopharmaceutical research and development, and from April 29, 2016 until May 8, 2017, he served as the Chief Innovation Officer of GB Sciences, Inc. He also served as the Chairman of the Board of GB Sciences from March 13, 2014, until May 8, 2017. From 2013 to 2014, Mr. Ellins served as the Chairman and Chief Executive Officer of Cognitiv, Inc., which engages in the creation, development, and maintenance of Websites and mobile applications. From 2009 to 2013, Mr. Ellins served as Chief Executive Officer and Chairman of Phototron Holdings, Inc., now known as GrowLife, Inc. GrowLife, Inc. manufactures and supplies branded equipment and expendables for urban gardening in the United States. We believe that Mr. Ellins’ cannabis industry and public company experience qualify him to serve as our director.

Bruce Raben was a director of OWP Ventures prior to the Merger and was appointed to our Board of Directors pursuant to the Merger Agreement. Mr. Raben is the Managing Member of Hudson Capital Advisors BD, LLC, a registered broker dealer that he founded in 2004. Mr. Raben also serves on the board of directors of Digipath, Inc., a cannabis testing laboratory. Mr. Raben has been an investment banker, merchant banker and private investor for approximately 30 years. Starting in 1979 at Drexel Burnham Lambert, he worked on many leveraged buyouts and recapitalizations including Mattel Toys, SFN Co.’s, Magma Copper, Warnaco, Mellon Bank and John Fairfax. Mr. Raben then went on to co-found the Corporate Finance Department at Jeffries & Co. in 1990. Mr. Raben opened a west coast office for CIBC’s high yield finance and merchant banking activities in 1996. Mr. Raben received his A.B. from Vassar College in 1975 and his MBA from Colombia University in 1979. We believe that Mr. Raben’s investment banking and financial experience qualify him to serve as our director.

Dr. Kenneth Perego, II, was a director of OWP Ventures prior to the Merger and was appointed to our Board of Directors pursuant to the Merger Agreement. He has been a practicing urologic surgeon in private practice since 2001 with an emphasis in urologic oncology and reconstructive urology. He has a strong clinical background in research and is focused on new drug discovery. We believe that Dr. Perego’s medical experience qualifies him to serve as our director.

Brian Moore was employed by OWP Ventures prior to the Merger and was appointed as our Chief Operating Officer and Secretary pursuant to the Merger Agreement. From 2016 until he joined the Company in March 2018, Mr. Moore worked in corporate development at GB Sciences, and from 2013 until 2015 he was a Project Engineer for Austin General Contracting, Inc.

Family Relationships

None.

Board Committees and Audit Committee Financial Expert

We do not currently have a standing audit, nominating or compensation committee of the board of directors, or any committee performing similar functions. Our board of directors performs the functions of audit, nominating and compensation committees. No member of our board of directors qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act.

Director Nominations

As of December 31, 2018, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. We have not established formal procedures by which security holders may recommend nominees to the Company’s board of directors.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our code of ethics may be obtained free of charge by contacting us at the address or telephone number listed on the cover page hereof.

ITEM 11. Executive Compensation

During the years ended December 31, 2018 and December 31, 2017, the Company did not pay any compensation or grant any equity or other stock awards to any director or executive officer of the Company.

We are party to a Consulting Agreement with Bruce Raben dated February 8, 2019 under which Mr. Raben was issued an option to purchase 125,000 shares of common stock of OWP Ventures prior to the Merger and is paid a monthly fee of $5,000. The Consulting Agreement is for an initial one-year term, continuing thereafter until terminated by either party.

Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 15, 2019, certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of 5% or more of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group. The address of each of our directors and executive officers named in the table is c/o One World Pharma, Inc., 3471 W. Oquendo Rd., Suite 301, Las Vegas, Nevada 89118:

	Common Stock
	Number of	% of
Name of Beneficial Owner(1)	Shares	Class(2)
Officers and Directors:
Craig Ellins, CEO and Chairman	3,345,000	8.4%
Brian Moore, COO	2,500,000	6.3%
Dr. Kenneth Perego II, Director(3)	7,000,000	17.5%
Bruce Raben, Director(4)	156,248	*
Directors and Officers as a Group (4 persons)	13,001,248	32.5%
5% Holders
Solid Bridge Investments, LLC(6)	7,000,000	17.5%
*	less than 1%
(1)	Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock owned by such person.
(2)	Percentage of beneficial ownership is based upon 39,922,899 shares of common stock outstanding as of March 15, 2019. For each named person, this percentage includes common stock that the person has the right to acquire either currently or within 60 days of March 15, 2019, including through the exercise of an option; however, such common stock is not deemed outstanding for the purpose of computing the percentage owned by any other person.
(3)	Consists of shares of common stock held by CB Medical, LLC, of which Dr. Kenneth Perego, II is the controlling member.
(4)	Includes 31,248 shares of common stock that may be acquired under an option to purchase 125,000 shares of common stock at an exercise price of $0.50 per share that vests in 12 monthly installments beginning March 8, 2019.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Party Transactions

Other than the transactions described below, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party:

●	in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years; and

●	in which any director, executive officer, stockholders who beneficially owns more than 5% of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

Advances by Craig Ellins

After giving effect to the Merger, Craig Ellins advanced an aggregate of $207,000 to OWP Ventures during the year ended December 31, 2018. These advances are evidenced by promissory notes payable on demand that bear interest at the rate of 6% per annum.

During the three months ended December 31, 2018, Mr. Ellins advanced OWP Ventures an additional $307,141, after giving effect to the Merger. The additional advances bear interest at the rate of 6% per annum and are evidenced by an amended and restated promissory note which matures on the earlier to occur of February 13, 2022 and the date that we have raised an aggregate of $5,000,000 in financing in one or a series of transactions following the date of the amended and restated note.

Director Independence

Our board of directors currently consists of Craig Ellins, our President and Chief Executive Officer, Dr. Kenneth Perego, II, and Bruce Raben. As an executive officer, Mr. Ellins does not qualify as “independent” under standards of independence set forth by national securities exchanges. Our Board of Directors has determined that Dr. Kenneth Perego, II and Mr. Raben are “independent” in accordance with the NASDAQ Global Market’s requirements. As our common stock is currently quoted on the OTC Bulletin Board, we are not currently subject to corporate governance standards of listed companies.

ITEM 14. Principal AccountING Fees And Services

Effective February 20, 2019, the Company’s Board of Directors engaged M&K CPAS, PLLC (“M&K”) as its independent auditor for the year ended December 31, 2018 and dismissed WWC, P.C. (“WWC”) as its independent public accountant. WWC was the Company’s independent auditor for the year ended December 31, 2017. All audit work was performed by the full time employees of M&K and WWC for the years ended December 31, 2018 and 2017, respectively. Our board of directors does not have an audit committee. The functions customarily delegated to an audit committee are performed by our full board of directors. Our board of directors approves in advance, all services performed by M&K. Our board of directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant’s independence, and has approved such services.

The following table sets forth fees billed by our auditors during the last two fiscal years for services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, services by our auditors that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as audit fees, services rendered in connection with tax compliance, tax advice and tax planning, and all other fees for services rendered.

	Years Ended December 31,
	2018	2017
Audit fees:(1)
M&K CPAS, PLLC	$4,500	$-
WWC, P.C.	14,000	8,000
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$18,500	$8,000

(1)	Audit fees were principally for audit services and work performed in the review of the Company’s quarterly reports on Form 10-Q

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

Exhibit	Description
2.1	Agreement and Plan of Merger dated February 21, 2019, among the Registrant, OWP Merger Subsidiary Inc. and OWP Ventures, Inc. (incorporated by reference to Exhibit 2.1 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on February 25, 2019)
3.1	Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 24, 2014)
3.2	Certificate of Amendment to Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 8, 2019)
3.3	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 24, 2014)
10.1	Convertible Note in the Principal Amount of $300,000 issued by OWP Ventures, Inc. to CSW Investors, LP (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on February 25, 2019)
10.2	Consulting Agreement between OWP Ventures, Inc. and Bruce Raben dated February 8, 2019 (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on February 25, 2019)
10.3	Commercial Lease dated December 2, 2018, between Larry R. Haupert dba Rexco and One World Pharma S.A.S. (incorporated by reference to Exhibit 10.3 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on February 25, 2019)
10.4	Commercial Lease dated October 16, 2018, between Ripper Series, LLC and OWP Ventures, Inc. (incorporated by reference to Exhibit 10.4 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on February 25, 2019)
10.5	Form of Demand Promissory Note issued by OWP Ventures, Inc. to Craig Ellins (incorporated by reference to Exhibit 10.5 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on February 25, 2019)
10.6	Amended and Restated Promissory Note in the principal amount of $307,141, dated February 13, 2019, issued by OWP Ventures, Inc. to Craig Ellins (incorporated by reference to Exhibit 10.6 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on February 25, 2019)
10.7	Service Agreement dated February 19, 2019, between One World Pharma, Inc. and Integrity Media (incorporated by reference to Exhibit 10.7 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on February 25, 2019)
10.8	Convertible Promissory Note Purchase Agreement between OWP Ventures, Inc. and The Sanguine Group, LLC (incorporated by reference to Exhibit 10.8 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on February 25, 2019)
10.9	Convertible Promissory Note Purchase between OWP Ventures, Inc. and The Sanguine Group, LLC (incorporated by reference to Exhibit 10.9 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on February 25, 2019)
16.1	Letter on Change in Certifying Accountant dated February 21, 2019 (incorporated by reference to Exhibit 16.1 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on February 25, 2019)
21.1	Subsidiaries (incorporated by reference to Exhibit 21.1 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on February 25, 2019)
31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Labels Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONE WORLD PHARMA, INC.
(Registrant)

By:	/s/ Craig Ellins
Craig Ellins
Chief Executive Officer and
Chief Financial Officer

Dated:	April 1, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Craig Ellins	Chief Executive Officer, Chief Financial Officer
Craig Ellins	and Chairman	April 1, 2019
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Dr. Kenneth Perego, II	Director	April 1, 2019
Dr. Kenneth Perego, II

/s/ Bruce Raben	Director	April 1, 2019
Bruce Raben