Form 10-Q
period 2019-03-31
One World Pharma, Inc.
filed 2019-05-29
CIK 1622244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 333-200529

ONE WORLD PHARMA, INC.

(Exact name of registrant as specified in its charter)

Nevada	61-1744826
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3471 W. Oquendo Road, Suite 301, Las Vegas, NV	89118
(Address of principal executive offices)	(zip code)

(800) 605-3210

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

The number of shares of registrant’s common stock outstanding as of May 28, 2019 was 39,922,899.

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS (Unaudited)	3
	Condensed Consolidated Balance Sheets as of March 31, 2019 (Unaudited) and December 31, 2018	3
	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2019 and the Period from Inception (March 27, 2018) to March 31, 2018 (Unaudited)	4
	Consolidated Statement of Stockholders’ Equity for the Three Months Ended March 31, 2019 (Unaudited) and the Year Ended December 31, 2018	5
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2019 and the Period from Inception (March 27, 2018) to March 31, 2018 (Unaudited)	6
	Notes to the Condensed Consolidated Financial Statements (Unaudited)	7
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	19
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	22
ITEM 4.	CONTROLS AND PROCEDURES	22
PART II - OTHER INFORMATION
ITEM 1.	Legal Proceedings	23
ITEM 1A.	RISK FACTORS	23
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	23
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	23
ITEM 4.	MINE SAFETY DISCLOSURES	23
ITEM 5.	OTHER INFORMATION	23
ITEM 6.	EXHIBITS	24
	SIGNATURES	25

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ONE WORLD PHARMA, INC.

(Formerly Punto Group, Corp.)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(Unaudited)
Assets

Current assets:
Cash	$1,462,345	$125,846
Other current assets	56,547	35,344
Inventory	8,935	-
Total current assets	1,527,827	161,190

Right-of-use asset, net	268,814	-
Security deposits	143,494	-
Fixed assets, net	427,329	356,439

Total Assets	$2,367,464	$517,629

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$145,839	$121,194
Accrued expenses	135,288	34,425
Current portion of lease liability	37,517	-
Convertible note payable	300,000	300,000
Advances from shareholders	464,141	514,141
Notes payable	200,000	200,000
Total current liabilities	1,282,785	1,169,760

Long-term lease liability	232,380	-

Total Liabilities	1,515,165	1,169,760

Stockholders’ Equity (Deficit):
Common stock, $0.001 par value, 75,000,000 shares authorized; 39,922,899 and 34,291,905 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	39,923	34,292
Additional paid-in capital	4,108,251	1,278,352
Subscriptions receivable, consisting of 6,012,500 shares at December 31, 2018	-	(602)
Accumulated other comprehensive loss	(12,377)	(4,090)
Accumulated (deficit)	(3,283,498)	(1,959,982)
	852,299	(652,030)
Noncontrolling Interest	-	(101)
Total Stockholders’ Equity (Deficit)	852,299	(652,131)

Total Liabilities and Stockholders’ Equity (Deficit)	$2,367,464	$517,629

See accompanying notes to financial statements.

ONE WORLD PHARMA, INC.

(Formerly Punto Group, Corp.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	For the Three	From Inception
	Months Ended	(March 27, 2018) to
	March 31, 2019	March 31, 2018

Revenue:	$-	$-

Expenses:
General and administrative	479,620	-
Professional fees	702,880	-
Total operating expenses	1,182,500	-

Operating loss	(1,182,500)	-

Other income (expense):
Interest income	101	-
Interest expense	(141,117)	-
Total other expense	(141,016)	-

Net loss	$(1,323,516)	$-

Other comprehensive loss:
Loss on foreign currency translation	$(8,287)	$-

Net other comprehensive loss	$(1,331,803)	$-

Weighted average number of common shares outstanding - basic and fully diluted	14,618,194	935,656

Net loss per share - basic and fully diluted	$(0.09)	$(0.00)

See accompanying notes to financial statements.

ONE WORLD PHARMA, INC.

(Formerly Punto Group, Corp.)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

					Accumulated			Total
			Additional		Other			Stockholders’
	Common Stock		Paid-In	Subscriptions	Comprehensive	Accumulated	Noncontrolling	Equity
	Shares	Amount	Capital	Receivable	Income (Loss)	Deficit	Interest	(Deficit)

Balance, March 27, 2018	-	$-	$-	$-	$-	$-	$-	$-

Consolidation of One World Pharma, Inc.	-	-	(349,420)	-	-	-	-	(349,420)

Contributed capital on related party acquisition of One World Pharma S.A.S.	-	-	161,889	-	-	-	-	161,889

Common stock sold for cash	23,411,905	23,412	978,703	(602)	-	-	-	1,001,513

Common stock issued for services	680,000	680	284,920	-	-	-	-	285,600

Common stock issued for purchase of One World Pharma S.A.S.	10,200,000	10,200	(9,180)	-	-	-	-	1,020

Contributed capital	-	-	136,440	-	-	-	-	136,440

Beneficial conversion feature on convertible note	-	-	75,000	-	-	-	-	75,000

Loss on foreign currency translation	-	-	-	-	(4,090)	-	-	(4,090)

Net loss	-	-	-	-	-	(1,959,982)	(101)	(1,960,083)

Balance, December 31, 2018	34,291,905	$34,292	$1,278,352	$(602)	$(4,090)	$(1,959,982)	$(101)	$(652,131)

Cash received on subscriptions receivable of OWP Ventures, Inc.	-	-	-	602	-	-	-	602

Common stock of OWP Ventures, Inc. sold for cash	3,900,000	3,900	1,946,100	-	-	-	-	1,950,000

Issuance of common stock of OWP Ventures, Inc. on debt conversion	1,253,493	1,253	500,144	-	-	-	-	501,397

Common stock issued for services, OWP Ventures, Inc.	30,000	30	14,970	-	-	-	-	15,000

Amortization of common stock options issued for services, OWP Ventures, Inc.	-	-	88,297	-	-	-	-	88,297

Exchange of OWP Ventures, Inc. shares for One World Pharma, Inc. shares (1:1)	1,322,501	1,323	(10,730)	-	-	-	101	(9,306)

Common stock cancelled pursuant to merger with OWP Ventures, Inc.	(875,000)	(875)	875	-	-	-	-	-

Amortization of common stock options issued for services	-	-	165,243	-	-	-	-	165,243

Beneficial conversion feature on convertible note	-	-	125,000	-	-	-	-	125,000

Loss on foreign currency translation	-	-	-	-	(8,287)	-	-	(8,287)

Net loss	-	-	-	-	-	(1,323,516)	-	(1,323,516)

Balance, March 31, 2019 (Unaudited)	39,922,899	$39,923	$4,108,251	$-	$(12,377)	$(3,283,498)	$-	$852,299

See accompanying notes to financial statements.

ONE WORLD PHARMA, INC.

(Formerly Punto Group, Corp.)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	For the Three	From Inception
	Months Ended	(March 27, 2018) to
	March 31, 2019	March 31, 2018
Cash flows from operating activities
Net loss	$(1,323,516)	$-
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	2,436	-
Debt discounts	125,000	-
Stock-based compensation	15,000	-
Amortization of options issued for services	253,540	-
Decrease (increase) in assets:
Other current assets	(30,509)	-
Inventory	(8,935)	-
Right-of-use assets	(268,814)	-
Security deposits	(143,494)	-
Increase (decrease) in liabilities:
Accounts payable	24,645	-
Accrued expenses	102,260	-
Lease liability	269,897	-
Net cash used in operating activities	(982,490)	-

Cash flows from investing activities
Purchase of fixed assets	(73,326)	-
Net cash used in investing activities	(73,326)	-

Cash flows from financing activities
Proceeds from convertible note payable	500,000	-
Repayment of advances from shareholders	(50,000)	-
Proceeds from subscriptions receivable	602	-
Proceeds from sale of common stock	1,950,000	-
Net cash provided by financing activities	2,400,602	-

Effect of exchange rate changes on cash	(8,287)	-

Net increase (decrease) in cash	1,336,499	-
Cash - beginning	125,846	-
Cash - ending	$1,462,345	$-

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash investing and financing transactions:
Fair value of net assets acquired in merger	$9,306	$-
Value of shares issued for conv of debt	$501,397	$-
Beneficial conversion feature	$125,000	$-
Founders shares issued on subscriptions receivable	$-	$2,105

See accompanying notes to financial statements.

ONE WORLD PHARMA, INC.

(Formerly Punto Group, Corp.)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Nature of Business and Significant Accounting Policies

Nature of Business

One World Pharma, Inc. (formerly Punto Group, Corp.) was incorporated in Nevada on September 2, 2014. On February 21, 2019, One World Pharma, Inc. (“One World Pharma,” the “Company,” “we,” “our” or “us”) entered into an Agreement and Plan of Merger with OWP Merger Subsidiary, Inc., our wholly-owned subsidiary, and OWP Ventures, Inc. (“OWP Ventures”), which is the parent company of One World Pharma SAS, a Colombian company (“OWP Colombia”). Pursuant to the Merger Agreement, we acquired OWP Ventures (and indirectly, OWP Colombia) by the merger of OWP Merger Subsidiary with and into OWP Ventures, with OWP Ventures being the surviving entity as our wholly-owned subsidiary (the “Merger”). As a result of the Merger (a) holders of the outstanding capital stock of OWP Ventures received an aggregate of 39,475,398 shares of our common stock; (b) options to purchase 825,000 shares of common stock of OWP Ventures at an exercise price of $0.50 automatically converted into options to purchase 825,000 shares of our common stock at an exercise price of $0.50; (c) the outstanding principal and interest under a $300,000 convertible note issued by OWP Ventures became convertible, at the option of the holder, into shares of our common stock at a conversion price equal to the lesser of $0.424 per share or 80% of the price we sell our common stock in a future “Qualified Offering”; (d) 875,000 shares of our common stock owned by OWP Ventures prior to the Merger were cancelled; and (e) OWP Ventures’ chief operating officer became our chief operating officer and two of OWP Ventures’ directors became members of our board of directors. The Company’s headquarters are located in Las Vegas, Nevada, and all of its customers are expected to be outside of the United States. On January 10, 2019, the Company changed its name from Punto Group, Corp. to One World Pharma, Inc.

OWP Ventures is a holding company formed in Delaware on March 27, 2018 to enter and support the cannabis industry, and on May 30, 2018, it acquired OWP Colombia. OWP Colombia is a licensed cannabis cultivation, production and distribution (export) company located in Popayán, Colombia (nearest major city is Cali). We plan to be the worldwide industry leader in the production and manufacturing of raw cannabis and hemp plant ingredients for both medical and industrial uses. We have received licenses to cultivate, produce and distribute the raw ingredients of the cannabis and hemp plant for medicinal, scientific and industrial purposes. Specifically, we are one of the only companies in Colombia to receive seed, cultivation, extraction and export licenses from the Colombian government. Currently, we own approximately 30 acres and have a covered greenhouse built specifically to cultivate high-grade cannabis and hemp, with 221 acres available for expansion under an exclusive contract. We planted our first crop of cannabis in 2018, which we began harvesting in the first quarter of 2019. To date, we have not generated any revenues from our activities.

The Merger was accounted for as a reverse merger (recapitalization) with OWP Ventures deemed to be the accounting acquirer. Accordingly, the financial statements included in this Quarterly Report on Form 10-Q reflect the historical operations of OWP Ventures and its wholly-owned subsidiary OWP SAS prior to the Merger, and that of the combined company following the Merger. The historical financial information for One World Pharma, Inc. (formerly Punto Group Corp.) prior to the Merger has been omitted.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and the rules of the Securities and Exchange Commission (SEC). Intercompany accounts and transactions have been eliminated.

The unaudited condensed consolidated financial statements of the Company and the accompanying notes included in this Quarterly Report on Form 10-Q are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the Condensed Consolidated Financial Statements have been included. Such adjustments are of a normal, recurring nature. The Condensed Consolidated Financial Statements, and the accompanying notes, are prepared in accordance with GAAP and do not contain certain information included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, and Current Report on Form 8-K with respect to the Merger filed with the SEC on February 25, 2019 and amended on April 30, 2019. The interim Condensed Consolidated Financial Statements should be read in conjunction with that Annual Report on Form 10-K and Current Report on Form 8-K. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

ONE WORLD PHARMA, INC.

(Formerly Punto Group, Corp.)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the following entities, all of which were under common control and ownership at March 31, 2019:

State of
Name of Entity	Incorporation	Relationship
One World Pharma, Inc.(1)	Nevada	Parent
OWP Ventures, Inc.(2)	Delaware	Subsidiary
One World Pharma S.A.S.(3)	Colombia	Subsidiary

(1)Holding company in the form of a corporation.

(2)Holding company in the form of a corporation and wholly-owned subsidiary of One World Pharma, Inc.

(3)Wholly-owned subsidiary of OWP Ventures, Inc. since May 30, 2018, located in Colombia and legally constituted as a simplified stock company registered in the Chamber of Commerce of Bogotá on July 18, 2017. Its headquarters are located in Bogotá.

The consolidated financial statements herein contain the operations of the wholly-owned subsidiaries listed above. The Company’s headquarters are located in Las Vegas, Nevada and substantially all of its production efforts are within Popayán, Colombia.

Foreign Currency Translation

The functional currency of the Company is Columbian Peso (COP). The Company has maintained its financial statements using the functional currency, and translated those financial statements to the US Dollar (USD) throughout this report. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income (loss) for the respective periods.

Comprehensive Income

The Company has adopted ASC 220, Reporting Comprehensive Income, which establishes standards for reporting and displaying comprehensive income, its components, and accumulated balances in a full-set of general-purpose financial statements. Accumulated other comprehensive income represents the accumulated balance of foreign currency translation adjustments.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Fair Value of Financial Instruments

Under FASB ASC 820-10-05, the Financial Accounting Standards Board establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement reaffirms that fair value is the relevant measurement attribute. The adoption of this standard did not have a material effect on the Company’s financial statements as reflected herein. The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses reported on the balance sheets are estimated by management to approximate fair value primarily due to the short term nature of the instruments.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash on deposit with various financial institutions in Columbia, and all highly-liquid investments with original maturities of three months or less at the time of purchase. We have not held any cash equivalents to date.

ONE WORLD PHARMA, INC.

(Formerly Punto Group, Corp.)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Cash in Excess of FDIC Insured Limits

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000, under current regulations. The Company had $1,206,762 in excess of FDIC insured limits at March 31, 2019, and has not experienced any losses in such accounts.

Revenue Recognition

The Company has adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. The Company recognizes revenue when products are fully delivered, or services have been provided and collection is reasonably assured. We have not yet generated any revenue.

Inventory

Inventories are stated at the lower of cost or market. Cost is determined on a standard cost basis that approximates the first-in, first-out (FIFO) method. Market is determined based on net realizable value. Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value. Our cannabis products consist of cannabis flower grown in-house, along with produced extracts.

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

Basic and Diluted Loss Per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the periods presented, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Adoption of New Accounting Standards and Recently Issued Accounting Pronouncements

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

ONE WORLD PHARMA, INC.

(Formerly Punto Group, Corp.)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In February 2016, the FASB established Topic 842, Leases, by issuing ASU No. 2016-02, which requires lessees to recognize the rights and obligations created by leases on the balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-11, Targeted Improvements, ASU No. 2018-10, Codification Improvements to Topic 842, and ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the statement of operations.

The new standard became effective January 1, 2019. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. The Company adopted the new standard on January 1, 2019 using the modified retrospective transition approach as of the effective date of the initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. The new standard provides a number of optional practical expedients in transition. The Company elected the “package of practical expedients”, which permits entities not to reassess under the new lease standard prior conclusions about lease identification, lease classification and initial direct costs. The Company does not expect to elect the use-of-hindsight or the practical expedient pertaining to land easements.

The most significant effects of the adoption of the new standard relate to the recognition of new ROU assets and lease labilities on our balance sheet for office operating leases and providing significant new disclosures about our leasing activities.

The new standard also provides practical expedients for an entity’s ongoing accounting. The Company has also elected the short-term leases recognition exemption for all leases that qualify. This means that the Company will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets and lease liabilities, for existing short-term leases of those assets in transition. The Company also currently expects to elect the practical expedient to not separate lease and non-lease components for its leases. The new standard did not have a material impact.

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

Note 2 – Going Concern

As shown in the accompanying condensed consolidated financial statements as of March 31, 2019, the Company has cash on hand of $1,462,345, working capital of $245,042 and an accumulated deficit of $3,283,498, and the Company’s cash on hand may not be sufficient to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing its cannabis cultivation activities and expects to begin revenue generating export operations later in 2019. In addition, the Company is currently seeking additional sources of capital to fund short term operations. Management believes these factors will contribute toward achieving profitability. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The condensed consolidated financial statements do not include any adjustments that might result from the outcome of any uncertainty as to the Company’s ability to continue as a going concern. These financial statements also do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

ONE WORLD PHARMA, INC.

(Formerly Punto Group, Corp.)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 3 – Reverse Merger

On February 21, 2019, One World Pharma, Inc. entered into an Agreement and Plan of Merger with OWP Merger Subsidiary, Inc., our wholly-owned subsidiary, and OWP Ventures, which is the parent company of OWP Colombia. Pursuant to the Merger Agreement, we acquired OWP Ventures (and indirectly, OWP Colombia) by the merger of OWP Merger Subsidiary with and into OWP Ventures, with OWP Ventures being the surviving entity as our wholly-owned subsidiary. As a result of the Merger (a) holders of the outstanding capital stock of OWP Ventures received an aggregate of 39,475,398 shares of our common stock; (b) options to purchase 825,000 shares of common stock of OWP Ventures at an exercise price of $0.50 automatically converted into options to purchase 825,000 shares of our common stock at an exercise price of $0.50; (c) the outstanding principal and interest under a $300,000 convertible note issued by OWP Ventures became convertible, at the option of the holder, into shares of our common stock at a conversion price equal to the lesser of $0.424 per share or 80% of the price we sell our common stock in a future “Qualified Offering”; (d) 875,000 shares of our common stock owned by OWP Ventures prior to the Merger were cancelled; and (e) OWP Ventures’ chief operating officer became our chief operating officer and two of OWP Ventures’ directors became members of our board of directors.

Note 4 – Related Party Transactions

Repayment and Exchanges of Advances from Shareholders

In March of 2019, we repaid a total of $50,000 owing to our CEO for loans previously advanced to us.

On various dates between October 25, 2018 and November 23, 2018, our CEO advanced funds to the Company totaling $307,141 under short-term unsecured demand loans, bearing interest at 6% per annum. On February 13, 2019, these promissory notes were exchanged for an amended and restated promissory note in the principal amount of $307,141 that bears interest at 6% and is payable upon the earlier of (i) a public or private offering of our equity securities, resulting in gross proceeds of at least $5,000,000, or (ii) February 13, 2022.

Note 5 – Fair Value of Financial Instruments

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

ONE WORLD PHARMA, INC.

(Formerly Punto Group, Corp.)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheet as of March 31, 2019 and December 31, 2018, respectively:

	Fair Value Measurements at March 31, 2019
	Level 1	Level 2	Level 3
Assets
Cash	$1,462,345	$-	$-
Right-of-use asset	-	268,814	-
Total assets	1,462,345	268,814	-
Liabilities
Convertible note payable	-	-	300,000
Advances from shareholders	-	464,141	-
Notes payable	-	-	200,000
Lease liability	-	269,897	-
Total liabilities	-	(734,038)	(500,000)
	$1,462,345	$(465,224)	$(500,000)

	Fair Value Measurements at December 31, 2018
	Level 1	Level 2	Level 3
Assets
Cash	$125,846	$-	$-
Total assets	125,846	-	-
Liabilities
Convertible note payable	-	-	300,000
Advances from shareholders	-	514,141	-
Notes payable	-	-	200,000
Total liabilities	-	(514,141)	(500,000)
	$125,846	$(514,141)	$(500,000)

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the three months ended March 31, 2019 or the year ended December 31, 2018.

Note 6 – Other Current Assets

Other current assets included the following as of March 31, 2019 and December 31, 2018, respectively:

	March 31,	December 31,
	2019	2018
Security deposit	$4,881	$4,494
Prepaid expenses	46,700	30,850
Other receivables	4,966	-
Total	$56,547	$35,344

ONE WORLD PHARMA, INC.

(Formerly Punto Group, Corp.)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 7 – Fixed Assets

Fixed assets consist of the following at March 31, 2019 and December 31, 2018, respectively:

	March 31,	December 31,
	2019	2018
Office equipment	$24,923	$18,314
Furniture and fixtures	27,914	23,595
Software	17,083	-
Construction in progress	361,806	316,491
	431,726	358,400
Less: accumulated depreciation	(4,397)	(1,961)
Total	$427,329	$356,439

Construction in progress consists of equipment and capital improvements on the Popayán farm that have not yet been placed in service.

Depreciation and amortization expense totaled $2,436 for the three months ended March 31, 2019.

Note 8 – Accrued Expenses

Accrued expenses consisted of the following at March 31, 2019 and December 31, 2018, respectively:

	March 31,	December 31,
	2019	2018
Accrued payroll	$64,196	$6,327
Accrued withholding taxes	31,489	6,387
Accrued ICA fees and contributions	11,959	8,514
Accrued interest	27,644	12,924
Deferred rent obligations	-	273
	$135,288	$34,425

ONE WORLD PHARMA, INC.

(Formerly Punto Group, Corp.)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 9 – Convertible Note Payable

Convertible note payable consists of the following at March 31, 2019 and December 31, 2018, respectively:

	March 31,	December 31,
	2019	2018

On November 30, 2018, the Company received proceeds of $300,000 on a secured convertible note that carries a 6% interest rate from CSW Ventures, LP (“CSW”). The proceeds were used to fund the Company’s purchase of 875,000 shares of common stock, on a 1:4 split adjusted basis, of One World Pharma, Inc. The Note is due on demand. In the event that the Company consummates the closing of a public or private offering of its equity securities, resulting in gross proceeds of at least $500,000 (“Qualified Financing”) at any time prior to the repayment of this note, then the outstanding principal and unpaid interest may, at the option of the holder, be converted into such equity securities at a conversion price equal to eighty percent (80%) of the purchase price paid by the investors purchasing the equity securities in the Qualified Financing. The Company’s obligations under this Note are secured by a lien on the assets of the Company.	$300,000	$300,000

On January 14, 2019, the Company received proceeds of $500,000 on an unsecured convertible promissory note that carries a 6% interest rate from The Sanguine Group LLC. The Note was due January 14, 2022. In the event that the Company consummated the closing of a public or private offering of its equity securities, resulting in gross proceeds of at least $500,000 (“Qualified Financing”) at any time prior to the repayment of this note, then the outstanding principal and unpaid interest would automatically be converted into such equity securities at a conversion price equal to the lesser of (i) eighty percent (80%) of the purchase price paid by the investors purchasing the equity securities in the Qualified Financing, or (ii) $0.424 per share. The Company’s obligations under this Note were secured by a lien on the assets of the Company. A Qualified Financing subsequently occurred on February 4, 2019, at which time the principal and interest were converted into 1,253,493 shares of the Company’s common stock.	-	-
Less: unamortized debt discounts	-	-
Convertible note payable	$300,000	$300,000

In addition, the Company recognized and measured the embedded beneficial conversion feature present in the convertible notes by allocating a portion of the proceeds equal to the intrinsic value of the feature to additional paid-in-capital. The intrinsic value of the feature was calculated on the commitment date using the effective conversion price of the convertible notes. This intrinsic value is limited to the portion of the proceeds allocated to the convertible debt.

The aforementioned accounting treatment resulted in a total debt discount equal to $125,000 and $75,000 for the three months ended March 31, 2019 and the year ended December 31, 2018, respectively. The Company recorded finance expense in the amount of $125,000 for the three months ended March 31, 2019.

The convertible note limits the maximum number of shares that can be owned by the note holder as a result of the conversions to common stock to 4.99% of the Company’s issued and outstanding shares.

The Company recorded interest expense pursuant to the stated interest rates on the convertible notes in the amount of $5,836 and $125,000 of interest expense related to the debt discount for the three months ended March 31, 2019.

ONE WORLD PHARMA, INC.

(Formerly Punto Group, Corp.)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 10 – Advances from Shareholders

Advances from shareholders consist of the following at March 31, 2019 and December 31, 2018, respectively:

	March 31, 2019	December 31, 2018

On various dates between May 3, 2018 and November 23, 2018, our CEO advanced short-term unsecured demand loans, bearing interest at 6% per annum, of an aggregate $514,141 to the Company, as follows:
$ 10,000  – May 3, 2018
$100,000 – May 3, 2018
$ 82,000  – May 14, 2018
$ 15,000  – May 29, 2018
$ 57,141  – October 25, 2018
$100,000 – October 30, 2018
$ 50,000  – November 9, 2018
$ 50,000  – November 21, 2018
$ 50,000  – November 23, 2018

A total of $50,000 was repaid in March of 2019, and $307,141 was exchanged for the note described below.	$157,000	$514,141

On February 13, 2019, a total of $307,141 of the advances from our CEO received from October 25, 2018 to November 23, 2018, as shown above, were exchanged for an amended and restated promissory note in the principal amount of $307,141 (the “Amended Note”). The Amended Note bears interest at 6% and is payable upon the earlier of (i) a public or private offering of our equity securities, resulting in gross proceeds of at least $5,000,000, or (ii) February 13, 2022.	307,141	-

Total advances from shareholders	$464,141	$514,141

The Company recorded interest expense in the amount of $7,322 for the three months ended March 31, 2019.

Note 11 – Notes Payable

Notes payable consists of the following at March 31, 2019 and December 31, 2018, respectively:

	March 31, 2019	December 31, 2018

On December 26, 2018, the Company received proceeds of $100,000 from CSW on an unsecured promissory note due on demand that carries a 6% interest rate.	$100,000	$100,000

On November 26, 2018, the Company received proceeds of $100,000 from CSW on an unsecured promissory note due on demand that carries a 6% interest rate.	100,000	100,000

Total notes payable	$200,000	$200,000

The Company recorded interest expense in the amount of $2,959 for the three months ended March 31, 2019.

ONE WORLD PHARMA, INC.

(Formerly Punto Group, Corp.)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 12 – Leases

The Company’s corporate offices are within leased facilities. The Company doesn’t have any other office or equipment leases subject to the recently adopted ASU 2016-02. This real property lease contains a one-time renewal option for an additional 36 months. In the locations in which it is economically feasible to continue to operate, management expects that lease options will be exercised. The office lease contains provisions requiring payment of property taxes, utilities, insurance, maintenance and other occupancy costs applicable to the leased premise. As the Company’s lease does not provide an implicit discount rate, the Company uses an incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments.

The components of lease expense were as follows:

For the Three
Months Ended
March 31, 2019
Finance lease cost:
Amortization of assets	$9,911
Interest on lease liabilities	4,654
Total lease cost	$14,565

Supplemental balance sheet information related to leases were as follows:

March 31, 2019
Finance lease:
Right-of-use asset	$278,725
Accumulated amortization	(9,911)
Right-of-use asset, net	$268,814

Current portion of finance lease liability	$37,517
Long-term finance lease liability	232,380
Total finance lease liability	$269,897

Weighted average remaining lease term:
Operating leases	N/A
Finance leases	5.75 years

Weighted average discount rate:
Operating leases	N/A
Finance leases	6.75%

Supplemental cash flow and other information related to leases was as follows:

For the Three
Months Ended
March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for finance leases	$13,482

Leased assets obtained in exchange for lease liabilities:
Total operating lease liabilities	$-
Total finance lease liabilities	$278,725

ONE WORLD PHARMA, INC.

(Formerly Punto Group, Corp.)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company’s maturities of lease liabilities under finance leases as of March 31, 2019 are as follows:

Finance
Leases

2019	$40,716
2020	55,824
2021	57,498
2022	59,223
2023	61,000
Thereafter	52,097
Total	326,358
Less interest	56,461
Present value of lease liabilities	269,897
Less current portion	37,517
Long-term lease liabilities	$232,380

There were no operating leases as of March 31, 2019.

Note 13 – Changes in Stockholders’ Equity

One World Pharma is authorized to issue an aggregate of 75,000,000 shares of common stock with a par value of $0.001. As of March 31, 2019, there were 39,922,899 shares of common stock issued and outstanding. The par value of OWP Ventures’ common stock was $0.0001 per share. The par value presented for OWP Ventures’ transactions have been retroactively adjusted to reflect the par value of One World Pharma in this Quarterly Report on Form 10-Q.

Reverse Stock Split

On January 10, 2019, One World Pharma, Inc. effected a 1-for-4 reverse stock split. No fractional shares were issued, and no cash or other consideration was paid in connection with the Reverse Stock Split. Instead, the Company issued one whole share of the post-Reverse Stock Split common stock to any stockholder who otherwise would have received a fractional share as a result of the Reverse Stock Split. One World Pharma, Inc. was authorized to issue 75,000,000 shares of common stock prior to the Reverse Stock Split, which remains unaffected. The Reverse Stock Split did not have any effect on the stated par value of the common stock. Unless otherwise stated, all share and per share information in this Quarterly Report on Form 10-Q has been retroactively adjusted to reflect the Reverse Stock Split.

Cash Received on Subscriptions Receivable

On various dates between January 30, 2019 and February 5, 2019, the Company received $602 from two of the Company’s founders for sales of common stock of OWP Ventures during 2018 at $0.001 per share on subscriptions receivable.

Common Stock Sales

On various dates between January 3, 2019 and February 19, 2019, the Company sold an aggregate 3,900,000 shares of common stock of OWP Ventures at $0.50 per share for total proceeds of $1,950,000.

Common Stock Issued for Debt Conversion

On February 4, 2019, a total of 1,253,493 shares of common stock of OWP Ventures were issued pursuant to the conversion of $501,397 of convertible debt owed to The Sanguine Group LLC, consisting of $500,000 of principal and $1,397 of interest.

Common Stock Issued for Services

On February 18, 2019, the Company issued 30,000 shares of common stock of OWP Ventures to a consultant for services. The total fair value of the common stock was $15,000 based recent independent third-party sales at $0.50 per share.

ONE WORLD PHARMA, INC.

(Formerly Punto Group, Corp.)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Common Stock Options Issued for Services

On February 8, 2019, the Company awarded cashless options to a service provider to acquire up to 100,000 shares of common stock of OWP Ventures, exercisable at $0.50 per share over a thirty-six (36) month period from the origination date. The options vest as to (i) 8,333 shares on the 8th day of each subsequent month for the following eleven months, and (ii) 8,337 shares on the one-year anniversary of the effective date.

On February 8, 2019, the Company awarded cashless options to one of our directors to acquire up to 125,000 shares of common stock of OWP Ventures, exercisable at $0.50 per share over a thirty-six (36) month period from the origination date. The options vest as to (i) 10,416 shares on the 8th day of each subsequent month for the following eleven months, and (ii) 10,424 shares on the one-year anniversary of the effective date.

On January 28, 2019, the Company awarded cashless options to a service provider to acquire up to 500,000 shares of common stock of OWP Ventures, exercisable at $0.50 per share over a thirty-six (36) month period from the origination date. The options vest as to (i) 41,666 shares on the 8th day of each subsequent month for the following eleven months, and (ii) 41,674 shares on the one-year anniversary of the effective date.

On January 28, 2019, the Company awarded cashless options to a service provider to acquire up to 100,000 shares of common stock of OWP Ventures, exercisable at $0.50 per share over a thirty-six (36) month period from the origination date. The options vest as to (i) 8,333 shares on the 8th day of each subsequent month for the following eleven months, and (ii) 8,337 shares on the one-year anniversary of the effective date.

On October 24, 2018, the Company issued 50,000 shares of common stock of OWP Ventures to a consultant in settlement for services. The total fair value of the common stock was $21,000 based recent independent third-party sales at $0.42 per share.

Common Stock Issued for Share Exchange

On February 21, 2019, One World Pharma acquired OWP Ventures in the Merger. As a result of the Merger (a) holders of the outstanding capital stock of OWP Ventures received an aggregate of 39,475,398 shares of our common stock; (b) the options described above to purchase 825,000 shares of common stock of OWP Ventures at an exercise price of $0.50 automatically converted into options to purchase 825,000 shares of our common stock at an exercise price of $0.50; (c) the outstanding principal and interest under a $300,000 convertible note issued by OWP Ventures became convertible, at the option of the holder, into shares of our common stock at a conversion price equal to the lesser of $0.424 per share or 80% of the price we sell our common stock in a future “Qualified Offering”; and (d) 875,000 shares of our common stock owned by OWP Ventures prior to the Merger were cancelled.

Note 14 – Income Taxes

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the three months ended March 31, 2019 and the year ended December 31, 2018, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At March 31, 2019, the Company had approximately $2,620,000 of federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2038.

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at March 31, 2019 and December 31, 2018, respectively.

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

Note 15 – Subsequent Events

Repayments of Advances from Shareholders

On April 16, 2019, the Company repaid $120,000 of loans previously received from our CEO.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended December 31, 2018 and Current Report on Form 8-K with respect to the Merger filed with the SEC on February 25, 2019 and amended on April 30, 2019, and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K and Form 8-K. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements. We strongly encourage investors to carefully read the factors described in our Annual Report on Form 10-K for the year ended December 31, 2018 in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this quarterly report on Form 10-Q. The following should also be read in conjunction with the unaudited Financial Statements and notes thereto that appear elsewhere in this report.

Overview

On February 21, 2019, One World Pharma, Inc. (“Company,” “we” or “our”) entered into an Agreement and Plan of Merger (“Merger Agreement”) with OWP Merger Subsidiary, Inc. (“OWP Merger Sub), our wholly-owned subsidiary, and OWP Ventures, Inc. (“OWP Ventures”). Under the Merger Agreement, the acquisition of OWP Ventures by the Company was effected by the merger of OWP Merger Sub with and into OWP Ventures, with OWP Ventures being the surviving entity as our wholly-owned subsidiary (the “Merger”). The closing (the “Closing”) of the Merger occurred on February 21, 2019. As a result of the Merger (a) holders of the outstanding capital stock of OWP Ventures received an aggregate of 39,475,398 shares of our Common Stock; (b) options to purchase 825,000 shares of common stock of OWP Ventures at an exercise price of $0.50 automatically converted into options to purchase 825,000 shares of our Common Stock at an exercise price of $0.50; (c) the outstanding principal and interest under a $300,000 convertible note issued by OWP Ventures became convertible, at the option of the holder, into shares of our Common Stock at a conversion price equal to the lesser of $0.424 per share or 80% of the price we sell our Common Stock in a future “Qualified Offering”; (d) 875,000 shares of our Common Stock owned by OWP Ventures prior to the Merger were cancelled; and (e) OWP Ventures’ chief operating officer became our chief operating officer and two of OWP Ventures’ directors became members of our board of directors.

OWP Ventures, Inc. is a holding company formed in Delaware on March 27, 2018 to enter and support the cannabis industry, and on May 30, 2018, it acquired One World Pharma S.A.S (“OWP SAS”). One World Pharma S.A.S, is a licensed cannabis cultivation, production and distribution (export) company located in Popayán, Colombia (nearest major city is Cali). We plan to be the worldwide industry leader in the production and manufacturing of raw cannabis and hemp plant ingredients for both medical and industrial uses. We have received licenses to cultivate, produce and distribute the raw ingredients of the cannabis and hemp plant for medicinal, scientific and industrial purposes. Specifically, we are one of the only companies in Colombia to receive seed, cultivation, extraction and export licenses from the Colombian government. Currently, we own approximately 30 acres and have a covered greenhouse built specifically to cultivate high-grade cannabis and hemp, with 221 acres available for expansion under an exclusive contract. We planted our first crop of cannabis in 2018, which we began harvesting in the first quarter of 2019. To date, we have not generated any revenues from our activities.

The Merger was accounted for as a reverse merger (recapitalization) with OWP Ventures deemed to be the accounting acquirer. Accordingly, the financial statements included in this Quarterly Report on Form 10-Q and the following discussion reflect the historical operations of OWP Ventures and its wholly-owned subsidiary OWP SAS prior to the Merger, and that of the combined company following the Merger. The historical financial information for One World Pharma, Inc. (formerly Punto Group Corp.) prior to the Merger has been omitted.

Results of Operations for the Three Months Ended March 31, 2019 and the period from inception (March 27, 2018) to March 31, 2018:

We have not generated any revenues to date, and there were no expenses for the shortened comparative period from inception (March 27, 2018) to March 31, 2018.

General and Administrative Expenses

For the three months ended March 31, 2019, we had general and administrative expenses of $479,620, which primarily consisted of compensation expenses of $187,391, rents on office space of $22,128, and travel costs of $60,641.

Professional Fees

For the three months ended March 31, 2019, we had professional fees of $702,880, which consisted of legal, accounting and consulting fees, including a total of $268,540 of stock-based compensation, which included $15,000 of stock issued for services and $253,540 of expenses related to the amortization of options.

Other Income (Expense)

For the three months ended March 31, 2019, we had other expenses, on a net basis, of $141,016, which consisted of $141,117 of interest expense and $101 of interest income.

Net Loss

For the three months ended March 31, 2019, we had a net loss of $1,323,516, or $0.09 per share, which included non-cash expenses of $125,000 of debt discount amortization, $2,436 of depreciation, $268,540 of stock-based compensation and $16,117 of accrued interest.

Liquidity and Capital Resources

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, financing activities and effect of exchange rate changes on cash for the three month period ended March 31, 2019 and the period from inception (March 27, 2018) to March 31, 2018:

	2019	2018
Operating Activities	$(982,490)	$-
Investing Activities	(73,326)	-
Financing Activities	2,400,602	-
Effect of exchange rate changes on cash	(8,287)	-
Net Increase in Cash	$1,336,499	$-

Net Cash Used in Operating Activities

During the three months ended March 31, 2019, net cash used in operating activities was $982,490. The cash used in operating activities was primarily attributable to our net loss.

Net Cash Used in Investing Activities

During the three months ended March 31, 2019, net cash used in investing activities was $73,326. The cash used in investing activities consisted of purchases of fixed assets.

Net Cash Provided by Financing Activities

During the three months ended March 31, 2019, net cash provided by financing activities was $2,400,602. The current period consisted of $500,000 of convertible debt financing that was subsequently converted into 1,253,493 shares of common stock at $0.40 per share, repayments of $50,000 to shareholders on previous advances, proceeds of $602 on subscriptions receivable and $1,950,000 of proceeds received from the sale of stock at $0.50 per share.

Ability to Continue as a Going Concern

As of March 31, 2019, our balance of cash on hand was $1,462,345, and we had working capital of $245,042 and an accumulated deficit of $3,283,498. We currently may not have sufficient funds to sustain our operations for the next twelve months and we may need to raise additional cash to fund our operations to the extent necessary to provide working capital.

The Company has incurred recurring losses from operations resulting in an accumulated deficit, and, as set forth above, the Company’s cash on hand is not sufficient to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing its cannabis cultivation activities and expects to begin revenue generating export operations later in 2019. In addition, the Company is currently seeking additional sources of capital to fund short term operations. Management believes these factors will contribute toward achieving profitability. In the event revenues do not materialize at the expected rates, management would seek additional financing or would attempt to conserve cash by further reducing expenses. There can be no assurance that we will be successful in achieving these objectives, becoming profitable or continuing our business without either a temporary interruption or a permanent cessation. Additional financing may result in substantial dilution to existing stockholders.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. The unaudited consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no outstanding off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operations. Critical accounting policies are those that are most important to the presentation of our financial condition and results of operations and require management’s subjective or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments.

While our significant accounting policies are more fully described in notes to our consolidated financial statements appearing elsewhere in this Form 10-Q, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we used in the preparation of our financial statements.

Revenue Recognition

The Company has adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. The Company recognizes revenue when products are fully delivered, or services have been provided and collection is reasonably assured. We have not yet generated any revenue.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, who are one and the same, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2019, including our inability to timely file this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer, who are one and the same, concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or in other factors that occurred during the period of our evaluation or subsequent to the date we carried out our evaluation which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any system of controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any legal or administrative proceedings that we believe, individually or in the aggregate, would be likely to have a material adverse effect on our financial condition or results of operations.

ITEM 1A. RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following issuances of equity securities by the Company were exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) of the Securities Act of 1933 during the three month period ended March 31, 2019:

On February 21, 2019, the Company issued an aggregate 39,475,398 shares of common stock to the shareholders of OWP Ventures, Inc. pursuant to a merger agreement between One World Pharma, Inc and OWP Ventures, Inc.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. Exhibits

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

Date: May 29, 2019

One World Pharma, Inc.

/s/ Craig Ellins
Craig Ellins
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

