Form 10-Q
period 2019-06-30
One World Pharma, Inc.
filed 2019-08-13
CIK 1622244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 333-200529

ONE WORLD PHARMA, INC.

(Exact name of registrant as specified in its charter)

Nevada	61-1744826
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3471 W. Oquendo Road, Suite 301, Las Vegas, NV	89118
(Address of principal executive offices)	(zip code)

(800) 605-3210

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

The number of shares of registrant’s common stock outstanding as of August 12, 2019 was 41,466,899.

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS (Unaudited)	3
	Condensed Consolidated Balance Sheets as of June 30, 2019 (Unaudited) and December 31, 2018	3
	Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2019 and the Three Months Ended June 30, 2018 and the Period from Inception (March 27, 2018) to June 30, 2018 (Unaudited)	4
	Consolidated Statement of Stockholders’ Equity for the Six Months Ended June 30, 2019 (Unaudited) and the Year Ended December 31, 2018	5
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2019 and the Period from Inception (March 27, 2018) to June 30, 2018 (Unaudited)	6
	Notes to the Condensed Consolidated Financial Statements (Unaudited)	7
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	19
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	23
ITEM 4.	CONTROLS AND PROCEDURES	24
PART II - OTHER INFORMATION
ITEM 1.	Legal Proceedings	25
ITEM 1A.	RISK FACTORS	25
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	25
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	25
ITEM 4.	MINE SAFETY DISCLOSURES	25
ITEM 5.	OTHER INFORMATION
ITEM 6.	EXHIBITS	26
	SIGNATURES	27

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ONE WORLD PHARMA, INC.

(Formerly Punto Group, Corp.)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(Unaudited)
Assets

Current assets:
Cash	$212,385	$125,846
Other current assets	136,779	35,344
Inventory	24,978	-
Total current assets	374,142	161,190

Right-of-use asset	258,754	-
Security deposits	69,542	-
Fixed assets, net	713,932	356,439

Total Assets	$1,416,370	$517,629

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$175,129	$121,194
Accrued expenses	99,107	34,425
Current portion of lease liability	38,561	-
Convertible note payable	300,000	300,000
Advances from shareholders	307,141	514,141
Notes payable	200,000	200,000
Total current liabilities	1,119,938	1,169,760

Long-term lease liability	222,358	-

Total Liabilities	1,342,296	1,169,760

Stockholders' Equity (Deficit):
Common stock, $0.001 par value, 75,000,000 shares authorized; 39,922,899 and 34,291,905 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	39,923	34,292
Additional paid-in capital	4,503,966	1,278,352
Subscriptions receivable, consisting of 6,012,500 shares at December 31, 2018	-	(602)
Accumulated other comprehensive loss	138,911	(4,090)
Accumulated (deficit)	(4,608,726)	(1,959,982)
	74,074	(652,030)
Noncontrolling Interest	-	(101)
Total Stockholders' Equity (Deficit)	74,074	(652,131)

Total Liabilities and Stockholders' Equity (Deficit)	$1,416,370	$517,629

See accompanying notes to financial statements.

ONE WORLD PHARMA, INC.

(Formerly Punto Group, Corp.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended	From Inception (March 27, 2018) to
	2019	2018	June 30, 2019	June 30, 2018

Revenue:	$-	$-	$-	$-

Operating expenses:
General and administrative	565,167	124,840	1,044,787	124,840
Professional fees	741,542	156,977	1,444,422	156,977
Total operating expenses	1,306,709	281,817	2,489,209	281,817

Operating loss	(1,306,709)	(281,817)	(2,489,209)	(281,817)

Other income (expense):
Loss on disposal of assets	(4,087)	-	(4,087)	-
Interest income	147	-	248	-
Interest expense	(14,579)	(1,801)	(155,696)	(1,801)
Total other expense	(18,519)	(1,801)	(159,535)	(1,801)

Net loss	$(1,325,228)	$(283,618)	$(2,648,744)	$(283,618)

Other comprehensive loss:
Gain on foreign currency translation	$151,288	$-	$143,001	$35,402

Net other comprehensive loss	$(1,173,940)	$(283,618)	$(2,505,743)	$(248,216)

Weighted average number of common shares outstanding - basic and fully diluted	39,922,899	29,777,996	38,779,975	29,410,501

Net loss per share - basic and fully diluted	$(0.03)	$(0.01)	$(0.06)	$(0.01)

See accompanying notes to financial statements.

ONE WORLD PHARMA, INC.

(Formerly Punto Group, Corp.)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

					Accumulated			Total
			Additional		Other			Stockholders'
	Common Stock		Paid-In	Subscriptions	Comprehensive	Accumulated	Noncontrolling	Equity
	Shares	Amount	Capital	Receivable	Income (Loss)	Deficit	Interest	(Deficit)

Balance, March 27, 2018	-	$-	$-	$-	$-	$-	$-	$-

Consolidation of One World Pharma, Inc.	-	-	(349,420)	-	-	-	-	(349,420)

Common stock sold for cash	23,411,905	23,412	978,703	(602)	-	-	-	1,001,513

Common stock issued for services	680,000	680	284,920	-	-	-	-	285,600

Common stock issued for purchase of One World Pharma S.A.S.	10,200,000	10,200	152,709	-	-	-	-	162,909

Contributed capital	-	-	136,440	-	-	-	-	136,440

Beneficial conversion feature on convertible note	-	-	75,000	-	-	-	-	75,000

Loss on foreign currency translation	-	-	-	-	(4,090)	-	-	(4,090)

Net loss	-	-	-	-	-	(1,959,982)	(101)	(1,960,083)

Balance, December 31, 2018	34,291,905	$34,292	$1,278,352	$(602)	$(4,090)	$(1,959,982)	$(101)	$(652,131)

Cash received on subscriptions receivable of OWP Ventures, Inc.	-	-	-	602	-	-	-	602

Common stock of OWP Ventures, Inc. sold for cash	3,900,000	3,900	1,946,100	-	-	-	-	1,950,000

Issuance of common stock of OWP Ventures, Inc. on debt conversion	1,253,493	1,253	500,144	-	-	-	-	501,397

Common stock issued for services, OWP Ventures, Inc.	30,000	30	14,970	-	-	-	-	15,000

Amortization of common stock options issued for services, OWP Ventures, Inc.	-	-	88,297	-	-	-	-	88,297

Exchange of OWP Ventures, Inc. shares for One World Pharma, Inc. shares (1:1)	1,322,501	1,323	(10,730)	-	-	-	101	(9,306)

Common stock cancelled pursuant to merger with OWP Ventures, Inc.	(875,000)	(875)	875	-	-	-	-	-

Amortization of common stock options issued for services	-	-	560,958	-	-	-	-	560,958

Beneficial conversion feature on convertible note	-	-	125,000	-	-	-	-	125,000

Gain on foreign currency translation	-	-	-	-	143,001	-	-	143,001

Net loss	-	-	-	-	-	(2,648,744)	-	(2,648,744)

Balance, June 30, 2019 (Unaudited)	39,922,899	$39,923	$4,503,966	$-	$138,911	$(4,608,726)	$-	$74,074

See accompanying notes to financial statements.

ONE WORLD PHARMA, INC.

(Formerly Punto Group, Corp.)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	For the Six	From Inception
	Months Ended	(March 27, 2018) to
	June 30, 2019	June 30, 2018
Cash flows from operating activities
Net loss	$(2,648,744)	$(283,618)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	5,005	103
Loss on disposal of fixed assets	4,087
Debt discounts	125,000	-
Stock-based compensation	15,000	-
Amortization of options issued for services	649,255	-
Decrease (increase) in assets:
Other current assets	(110,741)	-
Inventory	(24,978)	-
Right-of-use assets	(258,754)	-
Security deposits	(69,542)	(13,092)
Increase (decrease) in liabilities:
Accounts payable	53,935	7,957
Accrued expenses	66,079	2,753
Lease liability	260,919	-
Net cash used in operating activities	(1,933,479)	(285,897)

Cash flows from investing activities
Purchase of fixed assets	(366,585)	(11,585)
Net cash used in investing activities	(366,585)	(11,585)

Cash flows from financing activities
Proceeds from convertible note payable	500,000	-
Proceeds from shareholders	-	207,000
Repayment of advances from shareholders	(207,000)	-
Proceeds from subscriptions receivable	602	-
Proceeds from sale of common stock	1,950,000	500,000
Net cash provided by financing activities	2,243,602	707,000

Effect of exchange rate changes on cash	143,001	35,402

Net increase in cash	86,539	444,920
Cash - beginning	125,846	-
Cash - ending	$212,385	$444,920

Supplemental disclosures:
Interest paid	$14,965	$-
Income taxes paid	$-	$-

Non-cash investing and financing transactions:
Fair value of net assets acquired in merger	$9,306	$-
Value of shares issued for conversion of debt	$501,397	$-
Beneficial conversion feature	$125,000	$-

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

OWP Ventures is a holding company formed in Delaware on March 27, 2018 to enter and support the cannabis industry, and on May 30, 2018, it acquired OWP Colombia. OWP Colombia is a licensed cannabis cultivation, production and distribution (export) company located in Popayán, Colombia (nearest major city is Cali). We plan to be a producer of raw cannabis and hemp plant ingredients for both medical and industrial uses across the globe. We have received licenses to cultivate, produce and distribute the raw ingredients of the cannabis and hemp plant for medicinal, scientific and industrial purposes. Specifically, we are one of the only companies in Colombia to receive seed, cultivation, extraction and export licenses from the Colombian government. Currently, we own approximately 30 acres and have a covered greenhouse built specifically to cultivate high-grade cannabis and hemp. In addition, we have entered into agreements with local farming co-operatives that include small farmers and indigenous tribe members, under which they will cultivate cannabis on up to approximately 140 acres of land using our seeds and propagation techniques, and sell their harvested products to us on an exclusive basis. We planted our first crop of cannabis in 2018, which we began harvesting in the first quarter of 2019 for the purpose of further research and development activities and quality control testing of the cannabis we have produced. To date, we have not yet generated any revenues from our activities.

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

The unaudited condensed consolidated financial statements of the Company and the accompanying notes included in this Quarterly Report on Form 10-Q are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the Condensed Consolidated Financial Statements have been included. Such adjustments are of a normal, recurring nature. The Condensed Consolidated Financial Statements, and the accompanying notes, are prepared in accordance with GAAP and do not contain certain information included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, and Current Report on Form 8-K with respect to the Merger originally filed with the SEC on February 25, 2019, as amended and restated on July 12, 2019. The interim Condensed Consolidated Financial Statements should be read in conjunction with that Annual Report on Form 10-K and Current Report on Form 8-K. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

ONE WORLD PHARMA, INC.

(Formerly Punto Group, Corp.)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the following entities, all of which were under common control and ownership at June 30, 2019:

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

The consolidated financial statements herein contain the operations of the wholly-owned subsidiaries listed above. The Company's headquarters are located in Las Vegas, Nevada and substantially all of its production efforts are within Popayán, Colombia.

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

ONE WORLD PHARMA, INC.

(Formerly Punto Group, Corp.)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Cash in Excess of FDIC Insured Limits

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000, under current regulations. The Company didn’t have any amounts in excess of FDIC insured limits at June 30, 2019, and has not experienced any losses in such accounts.

Revenue Recognition

The Company has adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the sale of commercial sales of products, licensing agreements and contracts. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition.

There was no impact on the Company’s financial statements as a result of adopting ASC 606 for the six months ended June 30, 2019, or the year ended December 31, 2018.

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

Stock-Based Compensation

The Company accounts for equity instruments issued to employees in accordance with the provisions of ASC 718 Stock Compensation (ASC 718) and Equity-Based Payments to Non-employees pursuant to ASC 505-50 (ASC 505-50). All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty's performance is complete or the date at which a commitment for performance by the counterparty to earn the equity instruments is reached because of sufficiently large disincentives for nonperformance.

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

ONE WORLD PHARMA, INC.

(Formerly Punto Group, Corp.)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2 –Going Concern

As shown in the accompanying condensed consolidated financial statements as of June 30, 2019, the Company has cash on hand of $212,385, a working capital deficit of $745,796 and an accumulated deficit of $4,608,726, and the Company’s cash on hand may not be sufficient to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing its cannabis cultivation activities and expects to begin revenue generating export operations in the first quarter of 2020. In addition, the Company is currently seeking additional sources of capital to fund short term operations. Management believes these factors will contribute toward achieving profitability. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Note 4 – Related Party Transactions

Repayment and Exchanges of Advances from Shareholders

A total of $207,000 of demand notes owed to our CEO was repaid over various dates from March of 2019 through May of 2019.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheet as of June 30, 2019 and December 31, 2018, respectively:

	Fair Value Measurements at June 30, 2019
	Level 1	Level 2	Level 3
Assets
Cash	$212,385	$-	$-
Right-of-use asset	-	258,754	-
Total assets	212,385	258,754	-
Liabilities
Convertible note payable	-	-	300,000
Advances from shareholders	-	307,141	-
Notes payable	-	-	200,000
Lease liability	-	260,919	-
Total liabilities	-	(568,060)	(500,000)
	$212,385	$(309,306)	$(500,000)

	Fair Value Measurements at December 31, 2018
	Level 1	Level 2	Level 3
Assets
Cash	$125,846	$-	$-
Total assets	125,846	-	-
Liabilities
Convertible note payable	-	-	300,000
Advances from shareholders	-	514,141	-
Notes payable	-	-	200,000
Total liabilities	-	(514,141)	(500,000)
	$125,846	$(514,141)	$(500,000)

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the six months ended June 30, 2019 or the year ended December 31, 2018.

ONE WORLD PHARMA, INC.

(Formerly Punto Group, Corp.)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 – Other Current Assets

Other current assets included the following as of June 30, 2019 and December 31, 2018, respectively:

	June 30, 2019	December 31, 2018
Security deposit	$4,518	$4,494
Prepaid expenses	67,350	30,850
Other receivables	64,911	-
Total	$136,779	$35,344

Note 7 – Fixed Assets

Fixed assets consist of the following at June 30, 2019 and December 31, 2018, respectively:

	June 30, 2019	December 31, 2018
Land	$179,731	$-
Office equipment	23,469	18,314
Furniture and fixtures	32,216	23,595
Software	17,654	-
Equipment and machinery	310,919	-
Construction in progress	156,909	316,491
	720,898	358,400
Less: accumulated depreciation	(6,966)	(1,961)
Total	$713,932	$356,439

Construction in progress consists of equipment and capital improvements on the Popayán farm that have not yet been placed in service.

Depreciation and amortization expense totaled $5,005 and $103 for the six months ended June 30, 2019 and June 30, 2018, respectively.

Note 8 – Accrued Expenses

Accrued expenses consisted of the following at June 30, 2019 and December 31, 2018, respectively:

	June 30, 2019	December 31, 2018
Accrued payroll	$53,681	$6,327
Accrued withholding taxes	6,232	6,387
Accrued ICA fees and contributions	11,936	8,514
Accrued interest	27,258	12,924
Deferred rent obligations	-	273
	$99,107	$34,425

ONE WORLD PHARMA, INC.

(Formerly Punto Group, Corp.)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 9 – Convertible Note Payable

Convertible note payable consists of the following at June 30, 2019 and December 31, 2018, respectively:

	June 30, 2019	December 31, 2018

On November 30, 2018, the Company received proceeds of $300,000 on a secured convertible note that carries a 6% interest rate from CSW Ventures, LP (“CSW”). The proceeds were used to fund the Company’s purchase of 875,000 shares of common stock, on a 1:4 split adjusted basis, of One World Pharma, Inc. The Note is due on demand. In the event that the Company consummates the closing of a public or private offering of its equity securities, resulting in gross proceeds of at least $500,000 (“Qualified Financing”) at any time prior to the repayment of this note, then the outstanding principal and unpaid interest may, at the option of the holder, be converted into such equity securities at a conversion price equal to eighty percent (80%) of the purchase price paid by the investors purchasing the equity securities in the Qualified Financing. The Company’s obligations under this Note are secured by a lien on the assets of the Company.	$300,000	$300,000

On January 14, 2019, the Company received proceeds of $500,000 on an unsecured convertible promissory note that carries a 6% interest rate from The Sanguine Group LLC. The Note was due January 14, 2022. In the event that the Company consummated the closing of a public or private offering of its equity securities, resulting in gross proceeds of at least $500,000 (“Qualified Financing”) at any time prior to the repayment of this note, then the outstanding principal and unpaid interest would automatically be converted into such equity securities at a conversion price equal to the lesser of (i) eighty percent (80%) of the purchase price paid by the investors purchasing the equity securities in the Qualified Financing, or (ii) $0.424 per share. The Company’s obligations under this Note were secured by a lien on the assets of the Company. A Qualified Financing subsequently occurred on February 4, 2019, at which time the principal and interest were converted into 1,253,493 shares of the Company’s common stock.	-	-
Less: unamortized debt discounts	-	-
Convertible note payable	$300,000	$300,000

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

The aforementioned accounting treatment resulted in a total debt discount equal to $125,000 and $75,000 for the six months ended June 30, 2019 and the year ended December 31, 2018, respectively. The Company recorded finance expense in the amount of $125,000 for the six months ended June 30, 2019.

The convertible note limits the maximum number of shares that can be owned by the note holder as a result of the conversions to common stock to 4.99% of the Company’s issued and outstanding shares.

The Company recorded interest expense pursuant to the stated interest rates on the convertible notes in the amount of $10,323 and $125,000 of interest expense related to the debt discount for the six months ended June 30, 2019.

ONE WORLD PHARMA, INC.

(Formerly Punto Group, Corp.)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 10 – Advances from Shareholders

Advances from shareholders consist of the following at June 30, 2019 and December 31, 2018, respectively:

	June 30, 2019	December 31, 2018

On various dates between May 3, 2018 and November 23, 2018, our CEO advanced short-term unsecured demand loans, bearing interest at 6% per annum, of an aggregate $514,141 to the Company, as follows: $10,000 – May 3, 2018 $100,000 – May 3, 2018 $82,000 – May 14, 2018 $15,000 – May 29, 2018 $57,141 – October 25, 2018 $100,000 – October 30, 2018 $50,000 – November 9, 2018 $50,000 – November 21, 2018 $50,000 – November 23, 2018 A total of $207,000 was repaid over various dates from March of 2019 through May of 2019, and $307,141 was exchanged for the note described below.	$-	$514,141

On February 13, 2019, a total of $307,141 of the advances from our CEO received from October 25, 2018 to November 23, 2018, as shown above, were exchanged for an amended and restated promissory note in the principal amount of $307,141 (the “Amended Note”). The Amended Note bears interest at 6% and is payable upon the earlier of (i) a public or private offering of our equity securities, resulting in gross proceeds of at least $5,000,000, or (ii) February 13, 2022.	307,141	-

Total advances from shareholders	$307,141	$514,141

The Company recorded interest expense in the amount of $12,457 for the six months ended June 30, 2019.

Note 11 – Notes Payable

Notes payable consists of the following at June 30, 2019 and December 31, 2018, respectively:

	June 30, 2019	December 31, 2018

On December 26, 2018, the Company received proceeds of $100,000 from CSW on an unsecured promissory note due on demand that carries a 6% interest rate.	$100,000	$100,000

On November 26, 2018, the Company received proceeds of $100,000 from CSW on an unsecured promissory note due on demand that carries a 6% interest rate.	100,000	100,000

Total notes payable	$200,000	$200,000

The Company recorded interest expense in the amount of $5,951 for the six months ended June 30, 2019.

The Company recognized interest expense for the six months ended June 30, 2019 and the period from inception (March 27, 2018) to June 30, 2018, respectively, as follows:

	June 30, 2019	June 30, 2018

Interest on convertible notes	$10,323	$-
Interest on advances from shareholders	12,457	1,761
Interest on notes payable	5,951	-
Amortization of beneficial conversion features	125,000	-
Interest on accounts payable	1,965	40
Total interest expense	$155,696	$1,801

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

The components of lease expense were as follows:

For the Six Months Ended
June 30, 2019
Finance lease cost:
Amortization of assets	$19,971
Interest on lease liabilities	9,158
Total lease cost	$29,129

Supplemental balance sheet information related to leases were as follows:

June 30, 2019
Finance lease:
Right-of-use asset	$278,725
Accumulated amortization	(19,971)
Right-of-use asset, net	$258,754

Current portion of finance lease liability	$38,561
Long-term finance lease liability	222,358
Total finance lease liability	$260,919

Weighted average remaining lease term:
Operating leases	N/A
Finance leases	5.5 years

Weighted average discount rate:
Operating leases	N/A
Finance leases	6.75%

Supplemental cash flow and other information related to leases was as follows:

For the Six Months Ended
June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for finance leases	$26,964

Leased assets obtained in exchange for lease liabilities:
Total operating lease liabilities	$-
Total finance lease liabilities	$260,919

ONE WORLD PHARMA, INC.

(Formerly Punto Group, Corp.)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company’s maturities of lease liabilities under finance leases as of June 30, 2019 are as follows:

Finance
Leases

2019	$27,234
2020	55,824
2021	57,498
2022	59,223
2023	61,000
Thereafter	51,957
Total	312,876
Less interest	56,461
Present value of lease liabilities	260,919
Less current portion	38,561
Long-term lease liabilities	$222,358

There were no operating leases as of June 30, 2019.

Note 13 – Changes in Stockholders’ Equity

One World Pharma is authorized to issue an aggregate of 75,000,000 shares of common stock with a par value of $0.001. As of June 30, 2019, there were 39,922,899 shares of common stock issued and outstanding. The par value of OWP Ventures’ common stock was $0.0001 per share. The par value presented for OWP Ventures’ transactions have been retroactively adjusted to reflect the par value of One World Pharma in this Quarterly Report on Form 10-Q.

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

(Formerly Punto Group, Corp.)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Common Stock Options Issued for Services

On February 8, 2019, the Company awarded cashless options to a service provider to acquire up to 100,000 shares of common stock, exercisable at $0.50 per share over a thirty-six (36) month period from the origination date. The options vest as to (i) 8,333 shares on the 8th day of each subsequent month for the following eleven months, and (ii) 8,337 shares on the one-year anniversary of the effective date.

On February 8, 2019, the Company awarded cashless options to one of our directors to acquire up to 125,000 shares of common stock, exercisable at $0.50 per share over a thirty-six (36) month period from the origination date. The options vest as to (i) 10,416 shares on the 8th day of each subsequent month for the following eleven months, and (ii) 10,424 shares on the one-year anniversary of the effective date.

On January 28, 2019, the Company awarded cashless options to a service provider to acquire up to 500,000 shares of common stock, exercisable at $0.50 per share over a thirty-six (36) month period from the origination date. The options vest as to (i) 41,666 shares on the 8th day of each subsequent month for the following eleven months, and (ii) 41,674 shares on the one-year anniversary of the effective date.

On January 28, 2019, the Company awarded cashless options to a service provider to acquire up to 100,000 shares of common stock, exercisable at $0.50 per share over a thirty-six (36) month period from the origination date. The options vest as to (i) 8,333 shares on the 8th day of each subsequent month for the following eleven months, and (ii) 8,337 shares on the one-year anniversary of the effective date.

On October 24, 2018, the Company issued 50,000 shares of common stock to a consultant in settlement for services. The total fair value of the common stock was $21,000 based recent independent third-party sales at $0.42 per share.

A total of $560,958 was expensed during the six months ending June 30, 2019 pursuant to the options issued for services.

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

For the six months ended June 30, 2019 and the year ended December 31, 2018, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At June 30, 2019, the Company had approximately $3,681,600 of federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2038.

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at June 30, 2019 and December 31, 2018, respectively.

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

Note 15 – Subsequent Events

Common Stock Sales

On August 12, 2019, the Company sold 1,059,000 shares of common stock at $0.50 per share for proceeds of $529,500.

On July 29, 2019, the Company sold 200,000 shares of common stock at $0.50 per share for proceeds of $100,000.

On July 17, 2019, the Company sold 285,000 shares of common stock at $0.50 per share for proceeds of $142,500.

Debt Exchange

On July 22, 2019, the Company exchanged two outstanding demand notes bearing 6% interest (See Note 11), in the aggregate amount of $207,332, consisting of $200,000 of principal and $7,332 of accrued interest, for a convertible promissory note in the principal amount of $207,332, bearing 6% interest, due on demand and convertible into common stock at a fixed conversion price of $0.50 per share.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended December 31, 2018 and Current Report on Form 8-K with respect to the Merger originally filed with the SEC on February 25, 2019, as amended and restated on July 12, 2019 (the “Super 8-K”), and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K and Super 8-K. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements. We strongly encourage investors to carefully read the factors described in the Super 8-K in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this quarterly report on Form 10-Q. The following should also be read in conjunction with the unaudited Financial Statements and notes thereto that appear elsewhere in this report.

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

OWP Ventures, Inc. is a holding company formed in Delaware on March 27, 2018 to enter and support the cannabis industry, and on May 30, 2018, it acquired One World Pharma S.A.S (“OWP SAS”). One World Pharma S.A.S, is a licensed cannabis cultivation, production and distribution (export) company located in Popayán, Colombia (nearest major city is Cali). We plan to be a producer of raw cannabis and hemp plant ingredients for both medical and industrial uses across the globe. We have received licenses to cultivate, produce and distribute the raw ingredients of the cannabis and hemp plant for medicinal, scientific and industrial purposes. Specifically, we are one of the only companies in Colombia to receive seed, cultivation, extraction and export licenses from the Colombian government. Currently, we own approximately 30 acres and have a covered greenhouse built specifically to cultivate high-grade cannabis and hemp. In addition, we have entered into agreements with local farming co-operatives that include small farmers and indigenous tribe members, under which they will cultivate cannabis on up to approximately 140 acres of land using our seeds and propagation techniques, and sell their harvested products to us on an exclusive basis. We planted our first crop of cannabis in 2018, which we began harvesting in the first quarter of 2019 for the purpose of further research and development activities and quality control testing of the cannabis we have produced. To date, we have not yet generated any revenues from our activities.

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

Results of Operations for the Three Months Ended June 30, 2019 and 2018:

We have not generated any revenues to date, and there were limited expenses in the comparative period prior to the acquisition of One World Pharma, SAS by OWP Ventures, Inc. on May 30, 2018, when activities were ramped up to develop operations.

The following table summarizes selected items from the statement of operations for the three months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Increase /
	2019	2018	(Decrease)
Revenues	$-	$-	$-

Operating expenses:
General and administrative	565,167	124,840	440,327
Professional fees	741,542	156,977	584,565
Total operating expenses:	1,306,709	281,817	1,024,892

Operating loss	(1,306,709)	(281,817)	(1,024,892)

Total other expense	(18,519)	(1,801)	(16,718)

Net loss	$(1,325,228)	$(283,618)	$(1,041,610)

Revenues

We have not generated any revenues to date.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2019 were $565,167, compared to $124,840 during the three months ended June 30, 2018, an increase of $440,327, or 353%. The expenses for the current period consisted primarily of compensation expenses, office rent, and travel costs.

Professional Fees

Professional fees for the three months ended June 30, 2019 were $741,542, compared to $156,977 during the three months ended June 30, 2018, an increase of $584,565, or 372%. Professional fees included non-cash, stock-based compensation of $395,715 during the three months ended June 30, 2019. Professional fees increased primarily due to increased stock-based compensation during the current period.

Other Income (Expense)

Other expenses, on a net basis, for the three months ended June 30, 2019 were $18,519, compared to $1,801 during the three months ended June 30, 2018, an increase of $16,718, or 928%. Other expenses consisted of a loss on disposal of assets of $4,087 and $14,579 of interest expense, as offset by $147 of interest income for the three months ended June 30, 2019. Other expenses during the three months ended June 30, 2018 consisted of $1,801 of interest expense.

Net Loss

Net loss for the three months ended June 30, 2019 was $1,325,228, or $0.03 per share, compared to $283,618, or $0.01 per share, during the three months ended June 30, 2018, an increase of $1,041,610, or 367%. The net loss for the three months ended June 30, 2019 included non-cash expenses consisting of $2,436 of depreciation, $395,715 of stock-based compensation and $14,579 of accrued interest.

Results of Operations for the Six Months Ended June 30, 2019 and the period from inception (March 27, 2018) to June 30, 2018:

We have not generated any revenues to date, and there were limited expenses in the comparative period prior to the acquisition of One World Pharma, SAS by OWP Ventures, Inc. on May 30, 2018, when activities were ramped up to develop operations.

The following table summarizes selected items from the statement of operations for the six months ended June 30, 2019 and the period from inception (March 27, 2018) to June 30, 2018.

	For the Six Months Ended	From Inception (March 27, 2018)	Increase /
	June 30, 2019	to June 30, 2018	(Decrease)
Revenues	$-	$-	$-

Operating expenses:
General and administrative	1,044,787	124,840	919,947
Professional fees	1,444,422	156,977	1,287,445
Total operating expenses:	2,489,209	281,817	2,207,392

Operating loss	(2,489,209)	(281,817)	(2,207,392)

Total other expense	(159,535)	(1,801)	(157,734)

Net loss	$(2,648,744)	$(283,618)	$(2,365,126)

Revenues

We have not generated any revenues to date.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2019 were $1,044,787, compared to $124,840 during the period from inception (March 27, 2018) to June 30, 2018, an increase of $919,947, or 737%. The expenses for the current period consisted primarily of compensation expenses, office rent, and travel costs.

Professional Fees

Professional fees for the six months ended June 30, 2019 were $1,444,422, compared to $156,977 during the six months ended June 30, 2018, an increase of $1,287,445, or 820%. Professional fees included non-cash, stock-based compensation of $664,255 during the period from inception (March 27, 2018) to June 30, 2018. Professional fees increased primarily due to increased stock-based compensation during the current period.

Other Income (Expense)

Other expenses, on a net basis, for the six months ended June 30, 2019 were $159,535, compared to $1,801 during the six months ended June 30, 2018, an increase of $157,734, or 8,758%. Other expenses consisted of a loss on disposal of assets of $4,087 and $155,696 of interest expense, as offset by $248 of interest income for the six months ended June 30, 2019. Other expenses during the period from inception (March 27, 2018) to June 30, 2018 consisted of $1,801 of interest expense.

Net Loss

Net loss for the six months ended June 30, 2019 was $2,648,744, or $0.07 per share, compared to $283,618, or $0.01 per share, during the period from inception (March 27, 2018) to June 30, 2018, an increase of $2,365,126, or 834%. The net loss for the six months ended June 30, 2019 included non-cash expenses consisting of $5,005 of depreciation, $664,255 of stock-based compensation and $155,696 of accrued interest, including $125,000 of amortization on debt discounts.

Liquidity and Capital Resources

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, financing activities and effect of exchange rate changes on cash for the six month period ended June 30, 2019 and the period from inception (March 27, 2018) to June 30, 2018:

	2019	2018
Operating Activities	$(1,933,479)	$(285,897)
Investing Activities	(366,585)	(11,585)
Financing Activities	2,243,602	707,000
Effect of exchange rate changes on cash	143,001	35,402
Net Increase in Cash	$86,539	$444,920

Net Cash Used in Operating Activities

During the six months ended June 30, 2019, net cash used in operating activities was $1,933,479, compared to net cash used in operating activities of $285,897 for the period from inception (March 27, 2018) to June 30, 2018. The cash used in operating activities was primarily attributable to our net loss.

Net Cash Used in Investing Activities

During the six months ended June 30, 2019, net cash used in investing activities was $366,585, compared to net cash used in investing activities of $11,585 for the period from inception (March 27, 2018) to June 30, 2018. The cash used in investing activities consisted of purchases of fixed assets.

Net Cash Provided by Financing Activities

During the six months ended June 30, 2019, net cash provided by financing activities was $2,243,602, compared to net cash used in financing activities of $707,000 for the period from inception (March 27, 2018) to June 30, 2018. The current period consisted of $500,000 of convertible debt financing that was subsequently converted into 1,253,493 shares of common stock at $0.40 per share, repayments of $207,000 to shareholders on previous advances, proceeds of $602 on subscriptions receivable and $1,950,000 of proceeds received from the sale of stock at $0.50 per share.

Ability to Continue as a Going Concern

As of June 30, 2019, our balance of cash on hand was $212,385, and we had a working capital deficit of $745,796 and an accumulated deficit of $4,608,726. We currently may not have sufficient funds to sustain our operations for the next twelve months and we may need to raise additional cash to fund our operations to the extent necessary to provide working capital.

The Company has incurred recurring losses from operations resulting in an accumulated deficit, and, as set forth above, the Company’s cash on hand is not sufficient to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing its cannabis cultivation activities and expects to begin revenue generating export operations in the first quarter of 2020. In addition, the Company is currently seeking additional sources of capital to fund short term operations. Management believes these factors will contribute toward achieving profitability. In the event revenues do not materialize at the expected rates, management would seek additional financing or would attempt to conserve cash by further reducing expenses. There can be no assurance that we will be successful in achieving these objectives, becoming profitable or continuing our business without either a temporary interruption or a permanent cessation. Additional financing may result in substantial dilution to existing stockholders.

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

Revenue Recognition

The Company has adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the sale of commercial sales of products, licensing agreements and contracts. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition.

There was no impact on the Company’s financial statements as a result of adopting ASC 606 for the six months ended June 30, 2019, or the year ended December 31, 2018.

Stock-Based Compensation

The Company accounts for equity instruments issued to employees in accordance with the provisions of ASC 718 Stock Compensation (ASC 718) and Equity-Based Payments to Non-employees pursuant to ASC 505-50 (ASC 505-50). All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty's performance is complete or the date at which a commitment for performance by the counterparty to earn the equity instruments is reached because of sufficiently large disincentives for nonperformance.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, who are one and the same, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, including our inability to timely file this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer, who are one and the same, concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

There were no issuances of equity securities by the Company that were exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) of the Securities Act of 1933 during the six month period ended June 30, 2019.

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

Date: August 13, 2019

One World Pharma, Inc.

/s/ Craig Ellins
Craig Ellins
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

