Form 10-Q
period 2019-09-30
One World Pharma, Inc.
filed 2019-11-14
CIK 1622244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

The number of shares of registrant’s common stock outstanding as of November 12, 2019 was 44,582,939.

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS (Unaudited)
	Condensed Consolidated Balance Sheets as of September 30, 2019 (Unaudited) and December 31, 2018	3
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2019 and the Three Months Ended September 30, 2018 and the Period from Inception (March 27, 2018) to September 30, 2018 (Unaudited)	4
	Consolidated Statement of Stockholders’ Equity for the Three and Nine Months Ended September 30, 2019 (Unaudited) and the Year Ended December 31, 2018	5
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2019 and the Period from Inception (March 27, 2018) to September 30, 2018 (Unaudited)	6
	Notes to the Condensed Consolidated Financial Statements (Unaudited)	7
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	19
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	23
ITEM 4.	CONTROLS AND PROCEDURES	24
PART II - OTHER INFORMATION
ITEM 1.	Legal Proceedings	25
ITEM 1A.	RISK FACTORS	25
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	25
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	25
ITEM 4.	MINE SAFETY DISCLOSURES	25
ITEM 5.	OTHER INFORMATION	25
ITEM 6.	EXHIBITS	26
	SIGNATURES	27

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ONE WORLD PHARMA, INC.

(Formerly Punto Group, Corp.)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
Assets	(Unaudited)

Current assets:
Cash	$955,602	$125,846
Other current assets	261,134	35,344
Inventory	22,097	-
Total current assets	1,238,833	161,190

Right-of-use asset	248,541	-
Security deposits	61,301	-
Fixed assets, net	567,517	356,439

Total Assets	$2,116,192	$517,629

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$144,317	$121,194
Accrued expenses	47,682	34,425
Current portion of lease liability	39,622	-
Convertible notes payable	507,332	300,000
Advances from shareholders	-	514,141
Notes payable	-	200,000
Total current liabilities	738,953	1,169,760

Long-term lease liability	212,167	-

Total Liabilities	951,120	1,169,760

Stockholders’ Equity (Deficit):
Common stock, $0.001 par value, 75,000,000 shares authorized; 44,482,939 and 34,291,905 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	44,483	34,292
Additional paid-in capital	7,391,508	1,278,352
Subscriptions receivable, consisting of 6,012,500 shares at December 31, 2018	-	(602)
Subscriptions payable, consisting of 40,000 shares at September 30, 2019	160,000	-
Accumulated other comprehensive loss	(25,211)	(4,090)
Accumulated (deficit)	(6,405,708)	(1,959,982)
	1,165,072	(652,030)
Noncontrolling Interest	-	(101)
Total Stockholders’ Equity (Deficit)	1,165,072	(652,131)

Total Liabilities and Stockholders’ Equity (Deficit)	$2,116,192	$517,629

See accompanying notes to financial statements.

ONE WORLD PHARMA, INC.

(Formerly Punto Group, Corp.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended		For the Nine	From Inception
	September 30,		Months Ended	(March 27, 2018) to
	2019	2018	September 30, 2019	September 30, 2018

Revenue:	$-	$-	$-	$-

Operating expenses:
General and administrative	589,027	263,204	1,633,814	388,044
Professional fees	986,523	130,863	2,430,945	287,840
Total operating expenses	1,575,550	394,067	4,064,759	675,884

Operating loss	(1,575,550)	(394,067)	(4,064,759)	(675,884)

Other income (expense):
Loss on disposal of assets	-	-	(4,087)	-
Interest income	3,621	10,000	3,869	10,000
Interest expense	(225,053)	(3,334)	(380,749)	(5,135)
Total other expense	(221,432)	6,666	(380,967)	4,865

Net loss	$(1,796,982)	$(387,401)	$(4,445,726)	$(671,019)

Other comprehensive loss:
Gain on foreign currency translation	$(164,122)	$-	$(21,121)	$18,553

Net other comprehensive loss	$(1,961,104)	$(387,401)	$(4,466,847)	$(652,466)

Weighted average number of common shares outstanding - basic and fully diluted	42,069,859	32,805,383	39,888,654	32,039,630

Net loss per share - basic and fully diluted	$(0.04)	$(0.01)	$(0.11)	$(0.02)

See accompanying notes to financial statements.

ONE WORLD PHARMA, INC.

(Formerly Punto Group, Corp.)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-In	Subscriptions	Subscriptions	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Receivable	Payable	Income (Loss)	Deficit	Interest	Equity (Deficit)

Balance, March 27, 2018	-	$-	$-	$-	$-	$-	$-	$-	$-

Common stock sold for cash	21,050,000	21,050	(18,935)	(2,105)	-	-	-	-	10

Net loss	-	-	-	-	-	-	-	-	-

Balance, March 31, 2018 (Unaudited)	21,050,000	$21,050	$(18,935)	$(2,105)	$-	$-	$-	$	$10

Common stock sold for cash	1,190,476	1,190	498,810	-	-	-	-	-	500,000

Common stock issued for purchase of One World Pharma S.A.S.	10,200,000	10,200	152,709	-	-	-	-	-	162,909

Contributed capital	-	-	136,440	-	-	-	-	-	136,440

Loss on foreign currency translation	-	-	-	-	-	35,402	-	-	35,402

Net loss	-	-	-	-	-	-	(283,618)	-	(283,618)

Balance, June 30, 2018 (Unaudited)	32,440,476	$32,440	$769,024	$(2,105)	$-	$35,402	$(283,618)	$-	$551,143

Common stock sold for cash	714,286	715	299,285	-	-	-	-	-	300,000

Loss on foreign currency translation	-	-	-	-	-	(16,849)	-	-	(16,849)

Net loss	-	-	-	-	-	-	(387,401)	-	(387,401)

Balance, September 30, 2018 (Unaudited)	33,154,762	$33,155	$1,068,309	$(2,105)	$-	$18,553	$(671,019)	$-	$446,893

Consolidation of One World Pharma, Inc.	-	-	(349,420)	-	-	-	-	-	(349,420)

Cash received on subscriptions receivable	-	-	-	1,503	-	-	-	-	1,503

Common stock sold for cash	457,143	457	199,543	-	-	-	-	-	200,000

Common stock issued for services	680,000	680	284,920	-	-	-	-	-	285,600

Beneficial conversion feature on convertible note	-	-	75,000	-	-	-	-	-	75,000

Loss on foreign currency translation	-	-	-	-	-	(22,643)	-	-	(22,643)

Net loss	-	-	-	-	-	-	(1,228,963)	(101)	(1,289,064)

Balance, December 31, 2018	34,291,905	$34,292	$1,278,352	$(602)	$-	$(4,090)	$(1,959,982)	$(101)	$(652,131)

Cash received on subscriptions receivable	-	-	-	602	-	-	-	-	602

Common stock sold for cash	3,900,000	3,900	1,946,100	-	-	-	-	-	1,950,000

Issuance of common stock on debt conversions	1,253,493	1,253	500,144	-	-	-	-	-	501,397

Common stock issued for services	30,000	30	14,970	-	-	-	-	-	15,000

Amortization of common stock options issued for services, OWP Ventures, Inc.	-	-	88,297	-	-	-	-	-	88,297

Exchange of OWP Ventures, Inc. shares for One World Pharma, Inc. shares (1:1)	1,322,501	1,323	(10,730)	-	-	-	-	101	(9,306)

Common stock cancelled pursuant to merger with OWP Ventures, Inc.	(875,000)	(875)	875	-	-	-	-	-	-

Amortization of common stock options issued for services	-	-	165,243	-	-	-	-	-	165,243

Beneficial conversion feature on convertible note	-	-	125,000	-	-	-	-	-	125,000

Gain on foreign currency translation	-	-	-	-	-	(8,287)	-	-	(8,287)

Net loss	-	-	-	-	-	-	(1,323,516)	-	(1,323,516)

Balance, March 31, 2019 (Unaudited)	39,922,899	$39,923	$4,108,251	$-	$-	$(12,377)	$(3,283,498)	$-	$852,299

Amortization of common stock options issued for services	-	-	395,715	-	-	-	-	-	395,715

Gain on foreign currency translation	-	-	-	-	-	151,288	-	-	151,288

Net loss	-	-	-	-	-	-	(1,325,228)	-	(1,325,228)

Balance, June 30, 2019 (Unaudited)	39,922,899	$39,923	$4,503,966	$-	$-	$138,911	$(4,608,726)	$-	$74,074

Common stock sold for cash	4,509,000	4,509	2,249,991	-	-	-	-	-	2,254,500

Common stock payable for services	-	-	-	-	160,000	-	-	-	160,000

Cashless exercise of common stock options	51,040	51	(51)	-	-	-	-	-	-

Amortization of common stock options issued for services	-	-	430,270	-	-	-	-	-	430,270

Beneficial conversion feature on convertible note	-	-	207,332	-	-	-	-	-	207,332

Gain on foreign currency translation	-	-	-	-	-	(164,122)	-	-	(164,122)

Net loss	-	-	-	-	-	-	(1,796,982)	-	(1,796,982)

Balance, September 30, 2019 (Unaudited)	44,482,939	$44,483	$7,391,508	$-	$160,000	$(25,211)	$(6,405,708)	$-	$1,165,072

See accompanying notes to financial statements.

ONE WORLD PHARMA, INC.

(Formerly Punto Group, Corp.)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	For the Nine	From Inception
	Months Ended	(March 27, 2018) to
	September 30, 2019	September 30, 2018
Cash flows from operating activities
Net loss	$(4,445,726)	$(671,019)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	9,432	850
Loss on disposal of fixed assets	4,087	-
Debt discounts	332,332	-
Stock-based compensation	175,000	-
Amortization of options issued for services	1,079,525	-
Decrease (increase) in assets:
Other current assets	(235,096)	(149,123)
Inventory	(22,097)	-
Right-of-use assets	(248,541)	-
Security deposits	(61,301)	-
Increase (decrease) in liabilities:
Accounts payable	23,123	43,882
Accrued expenses	21,986	26,854
Lease liability	251,789	-
Net cash used in operating activities	(3,115,487)	(748,556)

Cash flows from investing activities
Cash acquired in merger	-	4,739
Investment in note receivable	-	(50,000)
Purchase of fixed assets	(224,597)	(254,248)
Net cash used in investing activities	(224,597)	(299,509)

Cash flows from financing activities
Proceeds from convertible note payable	500,000	-
Proceeds from shareholders	-	208,156
Proceeds from contributed capital	-	136,440
Repayment of advances from shareholders	(314,141)	-
Proceeds from subscriptions receivable	602	-
Proceeds from sale of common stock	4,004,500	800,010
Net cash provided by financing activities	4,190,961	1,144,606

Effect of exchange rate changes on cash	(21,121)	18,553

Net increase in cash	829,756	115,094
Cash - beginning	125,846	-
Cash - ending	$955,602	$115,094

Supplemental disclosures:
Interest paid	$35,402	$244
Income taxes paid	$-	$-

Non-cash investing and financing transactions:
Fair value of net assets acquired in merger	$9,306	$-
Value of shares issued for conversion of debt	$701,397	$-
Beneficial conversion feature	$332,332	$-

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

ONE WORLD PHARMA, INC.

(Formerly Punto Group, Corp.)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the following entities, all of which were under common control and ownership at September 30, 2019:

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

ONE WORLD PHARMA, INC.

(Formerly Punto Group, Corp.)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Cash in Excess of FDIC Insured Limits

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000, under current regulations. The Company had $220,279 in excess of FDIC insured limits at September 30, 2019, and has not experienced any losses in such accounts.

Revenue Recognition

The Company has adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the sale of commercial sales of products, licensing agreements and contracts. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition.

There was no impact on the Company’s financial statements as a result of adopting ASC 606 for the nine months ended September 30, 2019, or the year ended December 31, 2018.

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

Adoption of New Accounting Standards and Recently Issued Accounting Pronouncements

In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The new guidance is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2018, with early adoption permitted. There was no impact on the Company’s financial statements as a result of adopting this ASU for the nine month period ending September 30, 2019 or the year ended December 31, 2018.

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The guidance permits entities to reclassify tax effects stranded in Accumulated Other Comprehensive Income as a result of tax reform to retained earnings. This new guidance is effective for annual and interim periods in fiscal years beginning after December 15, 2018. Early adoption is permitted in annual and interim periods and can be applied retrospectively or in the period of adoption. There was no impact on the Company’s financial statements as a result of adopting this ASU for the nine month period ending September 30, 2019 or the year ended December 31, 2018.

ONE WORLD PHARMA, INC.

(Formerly Punto Group, Corp.)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when a change to the terms or conditions of a share-based payment award must be accounted for as a modification. The new guidance requires modification accounting if the fair value, vesting condition or the classification of the award is not the same immediately before and after a change to the terms and conditions of the award. The new guidance is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. There was no impact on the Company’s financial statements as a result of adopting this ASU for the nine month period ending September 30, 2019 or the year ended December 31, 2018.

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

ONE WORLD PHARMA, INC.

(Formerly Punto Group, Corp.)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2 –Going Concern

As shown in the accompanying condensed consolidated financial statements as of September 30, 2019, the Company has cash on hand of $955,602, working capital of $499,880 and an accumulated deficit of $6,405,708, and the Company’s cash on hand may not be sufficient to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing its cannabis cultivation activities and expects to begin revenue generating operations in the first quarter of 2020. In addition, the Company is currently seeking additional sources of capital to fund short term operations. Management believes these factors will contribute toward achieving profitability. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

On various dates between October 25, 2018 and November 23, 2018, our CEO advanced funds to the Company totaling $307,141 under short-term unsecured demand loans, bearing interest at 6% per annum. On February 13, 2019, these promissory notes were exchanged for an amended and restated promissory note in the principal amount of $307,141 that bears interest at 6% and is payable upon the earlier of (i) a public or private offering of our equity securities, resulting in gross proceeds of at least $5,000,000, or (ii) February 13, 2022. All indebtedness outstanding under the Amended Note, consisting of $307,141 of principal and $13,791 of interest, was repaid in full during September 2019, with $200,000 of such principal paid by the issuance of 400,000 shares of common stock to the CEO, as described below.

Common Stock Sale

On September 4, 2019, the Company sold 400,000 shares of common stock at a price of $0.50 per share for $200,000 to the Company’s CEO in which the consideration for such shares was paid by the cancellation of $200,000 of outstanding indebtedness owed to the CEO under the Amended Note, in lieu of cash payment.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheet as of September 30, 2019 and December 31, 2018, respectively:

	Fair Value Measurements at September 30, 2019
	Level 1	Level 2	Level 3
Assets
Cash	$955,602	$-	$-
Right-of-use asset	-	248,541	-
Total assets	955,602	248,541	-
Liabilities
Convertible note payable	-	-	507,332
Advances from shareholders	-	-	-
Notes payable	-	-	-
Lease liability	-	251,789	-
Total liabilities	-	(251,789)	(507,332)
	$955,602	$(3,248)	$(507,332)

	Fair Value Measurements at December 31, 2018
	Level 1	Level 2	Level 3
Assets
Cash	$125,846	$-	$-
Total assets	125,846	-	-
Liabilities
Convertible note payable	-	-	300,000
Advances from shareholders	-	514,141	-
Notes payable	-	-	200,000
Total liabilities	-	(514,141)	(500,000)
	$125,846	$(514,141)	$(500,000)

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the nine months ended September 30, 2019 or the year ended December 31, 2018.

ONE WORLD PHARMA, INC.

(Formerly Punto Group, Corp.)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 – Other Current Assets

Other current assets included the following as of September 30, 2019 and December 31, 2018, respectively:

	September 30, 2019	December 31, 2018
Security deposit	$-	$4,494
Prepaid expenses	189,181	30,850
Other receivables	71,953	-
Total	$261,134	$35,344

Note 7 – Fixed Assets

Fixed assets consist of the following at September 30, 2019 and December 31, 2018, respectively:

	September 30, 2019	December 31, 2018
Land	$182,377	$-
Office equipment	24,928	18,314
Furniture and fixtures	32,216	23,595
Software	17,654	-
Equipment and machinery	151,918	-
Construction in progress	169,817	316,491
	578,910	358,400
Less: accumulated depreciation	(11,393)	(1,961)
Total	$567,517	$356,439

Construction in progress consists of equipment and capital improvements on the Popayán farm have not yet been placed in service.

Depreciation and amortization expense totaled $9,432 and $850 for the nine months ended September 30, 2019 and September 30, 2018, respectively.

Note 8 – Accrued Expenses

Accrued expenses consisted of the following at September 30, 2019 and December 31, 2018, respectively:

	September 30, 2019	December 31, 2018
Accrued payroll	$11,352	$6,327
Accrued withholding taxes	9,876	6,387
Accrued ICA fees and contributions	9,244	8,514
Accrued interest	17,210	12,924
Deferred rent obligations	-	273
	$47,682	$34,425

ONE WORLD PHARMA, INC.

(Formerly Punto Group, Corp.)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 9 – Convertible Note Payable

Convertible note payable consists of the following at September 30, 2019 and December 31, 2018, respectively:

	September 30, 2019	December 31, 2018

On November 30, 2018, the Company received proceeds of $300,000 on a secured convertible note that carries a 6% interest rate from CSW Ventures, LP (“CSW”). The proceeds were used to fund the Company’s purchase of 875,000 shares of common stock, on a 1:4 split adjusted basis, of One World Pharma, Inc. The Note is due on demand. In the event that the Company consummates the closing of a public or private offering of its equity securities, resulting in gross proceeds of at least $500,000 (“Qualified Financing”) at any time prior to the repayment of this note, then the outstanding principal and unpaid interest may, at the option of the holder, be converted into such equity securities at a conversion price equal to eighty percent (80%) of the purchase price paid by the investors purchasing the equity securities in the Qualified Financing. The Company’s obligations under this Note are secured by a lien on the assets of the Company.	$300,000	$300,000

On January 14, 2019, the Company received proceeds of $500,000 on an unsecured convertible promissory note that carries a 6% interest rate from The Sanguine Group LLC. The Note was due January 14, 2022. In the event that the Company consummated the closing of a public or private offering of its equity securities, resulting in gross proceeds of at least $500,000 (“Qualified Financing”) at any time prior to the repayment of this note, then the outstanding principal and unpaid interest would automatically be converted into such equity securities at a conversion price equal to the lesser of (i) eighty percent (80%) of the purchase price paid by the investors purchasing the equity securities in the Qualified Financing, or (ii) $0.424 per share. The Company’s obligations under this Note were secured by a lien on the assets of the Company. A Qualified Financing subsequently occurred on February 4, 2019, at which time the principal and interest were converted into 1,253,493 shares of the Company’s common stock.	-	-

On July 22, 2019, a total of $207,332, consisting of $200,000 of principal and $7,332 of unpaid interest, on two outstanding demand notes owed to CSW that originated on November 26, 2018 and December 26, 2018, were exchanged for a convertible promissory note in the principal amount of $207,332 due on demand (the “Second Convertible CSW Note”). The Second Convertible CSW Note bears interest at 6% per annum and is convertible at the option of the holder into shares of common stock at a price of $0.50 per share.	207,332	-
Less: unamortized debt discounts	-	-
Convertible note payable	$507,332	$300,000

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

The aforementioned accounting treatment resulted in a total debt discounts equal to $332,332 and $75,000 for the nine months ended September 30, 2019 and the year ended December 31, 2018, respectively. The Company recorded finance expense in the amount of $332,332 for the nine months ended September 30, 2019.

The convertible note limits the maximum number of shares that can be owned by the note holder as a result of the conversions to common stock to 4.99% of the Company’s issued and outstanding shares.

The Company recorded interest expense pursuant to the stated interest rates on the convertible notes in the amount of $17,079 and $332,332 of interest expense related to the debt discount for the nine months ended September 30, 2019.

ONE WORLD PHARMA, INC.

(Formerly Punto Group, Corp.)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 10 – Advances from Shareholders

Advances from shareholders consist of the following at September 30, 2019 and December 31, 2018, respectively:

	September 30, 2019	December 31, 2018

On various dates between May 3, 2018 and November 23, 2018, our CEO advanced short-term unsecured demand loans, bearing interest at 6% per annum, of an aggregate $514,141 to the Company, as follows: $ 10,000 – May 3, 2018 $100,000 – May 3, 2018 $ 82,000 – May 14, 2018 $ 15,000 – May 29, 2018 $ 57,141 – October 25, 2018 $100,000 – October 30, 2018 $ 50,000 – November 9, 2018 $ 50,000 – November 21, 2018 $ 50,000 – November 23, 2018 A total of $207,000 was repaid over various dates from March of 2019 through May of 2019, and $307,141 was exchanged for the note described below.	$-	$514,141

On February 13, 2019, a total of $307,141 of the advances from our CEO received from October 25, 2018 to November 23, 2018, as shown above, were exchanged for an amended and restated promissory note in the principal amount of $307,141 (the “Amended Note”). The Amended Note bore interest at 6% and was payable upon the earlier of (i) a public or private offering of our equity securities, resulting in gross proceeds of at least $5,000,000, or (ii) February 13, 2022. All indebtedness outstanding under the Amended Note, consisting of $307,141 of principal and $13,791 of interest, was repaid in full during September 2019, with $200,000 of such principal paid by the issuance of 400,000 shares of common stock as described in Note 4 above.	-	-

Total advances from shareholders	$-	$514,141

The Company recorded interest expense in the amount of $16,053 and $4,891 for the nine months ended September 30, 2019 and the period from inception (March 27, 2018) to September 30, 2018, respectively.

Note 11 – Notes Payable

Notes payable consists of the following at September 30, 2019 and December 31, 2018, respectively:

	September 30, 2019	December 31, 2018

On December 26, 2018, the Company received proceeds of $100,000 from CSW on an unsecured promissory note due on demand that carries a 6% interest rate. On July 22, 2019, the principal and outstanding interest was exchanged for a convertible promissory note (See Note 9).	$-	$100,000

On November 26, 2018, the Company received proceeds of $100,000 from CSW on an unsecured promissory note due on demand that carries a 6% interest rate. On July 22, 2019, the principal and outstanding interest was exchanged for a convertible promissory note (See Note 9).	-	100,000

Total notes payable	$-	$200,000

The Company recorded interest expense in the amount of $6,674 for the nine months ended September 30, 2019.

The Company recognized interest expense for the nine months ended September 30, 2019 and the period from inception (March 27, 2018) to September 30, 2018, respectively, as follows:

	September 30, 2019	September 30, 2018

Interest on convertible notes	$17,079	$-
Interest on advances from shareholders	16,053	4,891
Interest on notes payable	6,674	-
Amortization of beneficial conversion features	332,332	-
Interest on accounts payable	8,611	244
Total interest expense	$380,749	$5,135

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

The components of lease expense were as follows:

For the Nine
Months Ended
September 30, 2019
Finance lease cost:
Amortization of assets	$30,184
Interest on lease liabilities	13,510
Total lease cost	$43,694

Supplemental balance sheet information related to leases were as follows:

September 30, 2019
Finance lease:
Right-of-use asset	$278,725
Accumulated amortization	(30,184)
Right-of-use asset, net	$248,541

Current portion of finance lease liability	$39,622
Long-term finance lease liability	212,167
Total finance lease liability	$251,789

Weighted average remaining lease term:
Operating leases	N/A
Finance leases	5.1 years

Weighted average discount rate:
Operating leases	N/A
Finance leases	6.75%

Supplemental cash flow and other information related to leases was as follows:

For the Nine
Months Ended
September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for finance leases	$40,446

Leased assets obtained in exchange for lease liabilities:
Total operating lease liabilities	$-
Total finance lease liabilities	$251,789

The Company’s maturities of lease liabilities under finance leases as of September 30, 2019 are as follows:

Finance
Leases

2019*	$13,892
2020	55,824
2021	57,498
2022	59,223
2023	61,000
Thereafter	51,957
Total	299,394
Less interest	47,605
Present value of lease liabilities	251,789
Less current portion	39,622
Long-term lease liabilities	$212,167

* Liability pertains to the remaining three month period from October 1, 2019 through December 31, 2019.

There were no operating leases as of September 30, 2019.

ONE WORLD PHARMA, INC.

(Formerly Punto Group, Corp.)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 13 – Changes in Stockholders’ Equity

One World Pharma is authorized to issue an aggregate of 75,000,000 shares of common stock with a par value of $0.001. As of September 30, 2019, there were 44,482,939 shares of common stock issued and outstanding. The par value of OWP Ventures’ common stock was $0.0001 per share. The par value presented for OWP Ventures’ transactions have been retroactively adjusted to reflect the par value of One World Pharma in this Quarterly Report on Form 10-Q.

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

Common Stock Sales

On various dates between July 18, 2019 and September 4, 2019, the Company sold an aggregate of 4,509,000 shares of common stock at a price of $0.50 per share for total cash proceeds of $2,254,500, including 400,000 shares purchased by the Company’s CEO in which the consideration for such shares was paid by the cancelation of $200,000 of outstanding indebtedness owed to the CEO under a promissory note, in lieu of cash payment.

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

Common Stock Options Exercised

On August 28, 2019, a total of 51,040 shares of common stock were issued upon exercise on a cashless basis of options to purchase 58,331 shares of common stock at a price $0.50 per share.

Common Stock Issued for Services

On February 18, 2019, the Company issued 30,000 shares of common stock of OWP Ventures to a consultant for services. The total fair value of the common stock was $15,000 based recent independent third-party sales at $0.50 per share.

On September 4, 2019, the Company awarded an investor relations firm 40,000 shares of common stock for services provided. The total fair value of the common stock was $160,000 based on the closing price of the Company’s common stock on the date of grant, and was expensed over the requisite service period. The shares have not yet been issued, as such they are presented as Subscriptions Payable as of September 30, 2019.

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

On October 24, 2018, the Company issued 50,000 shares of common stock to a consultant in settlement for services. The total fair value of the common stock was $21,000 based on recent independent third-party sales at $0.42 per share.

A total of $1,079,525 was expensed during the nine months ending September 30, 2019 pursuant to the options issued for services.

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

For the nine months ended September 30, 2019 and the year ended December 31, 2018, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At September 30, 2019, the Company had approximately $5,000,000 of federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2038.

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at September 30, 2019 and December 31, 2018, respectively.

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

Note 15 – Subsequent Events

Common Stock Sale

On October 1, 2019, the Company sold 100,000 shares of common stock at a price of $0.50 per share for cash proceeds of $50,000.

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

Results of Operations for the Three Months Ended September 30, 2019 and 2018:

The following table summarizes selected items from the statement of operations for the three months ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Increase /
	2019	2018	(Decrease)
Revenues	$-	$-	$-

Operating expenses:
General and administrative	589,027	263,204	325,823
Professional fees	986,523	130,863	855,660
Total operating expenses:	1,575,550	394,067	1,181,483

Operating loss	(1,575,550)	(394,067)	(1,181,483)

Total other income (expense)	(221,432)	6,666	(228,098)

Net loss	$(1,796,982)	$(387,401)	$(1,409,581)

Revenues

We have not generated any revenues to date, and there were limited expenses in the comparative period prior to the acquisition of One World Pharma, SAS by OWP Ventures, Inc. on May 30, 2018, when activities were ramped up to develop operations.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2019 were $589,027, compared to $263,204 during the three months ended September 30, 2018, an increase of $325,823, or 124%. The expenses for the current period consisted primarily of compensation expenses, office rent, and travel costs.

Professional Fees

Professional fees for the three months ended September 30, 2019 were $986,523, compared to $130,863 during the three months ended September 30, 2018, an increase of $855,660, or 654%. Professional fees included non-cash, stock-based compensation of $590,270 during the three months ended September 30, 2019. Professional fees increased primarily due to increased stock-based compensation during the current period.

Other Income (Expense)

Other expenses, on a net basis, for the three months ended September 30, 2019 were $221,432, compared to other income, on a net basis, of $6,666 during the three months ended September 30, 2018, an increase in net expenses of $228,098, or 3,422%. Other expenses consisted of $225,053 of interest expense, as offset by $3,621 of interest income for the three months ended September 30, 2019. Other income during the three months ended September 30, 2018 consisted of $10,000 of interest income, as offset by $3,334 of interest expense.

Net Loss

Net loss for the three months ended September 30, 2019 was $1,796,982, or $0.04 per share, compared to $387,401, or $0.01 per share, during the three months ended September 30, 2018, an increase of $1,409,581, or 364%. The net loss for the three months ended September 30, 2019 included non-cash expenses consisting of $4,427 of depreciation, $590,270 of stock-based compensation, and $218,408 of accrued interest, including $207,332 of amortization on debt discounts.

Results of Operations for the Nine Months Ended September 30, 2019 and the period from inception (March 27, 2018) to September 30, 2018:

The following table summarizes selected items from the statement of operations for the nine months ended September 30, 2019 and the period from inception (March 27, 2018) to September 30, 2018.

	For the Nine	From Inception
	Months Ended	(March 27, 2018) to	Increase /
	September 30, 2019	September 30, 2018	(Decrease)
Revenues	$-	$-	$-

Operating expenses:
General and administrative	1,633,814	388,044	1,245,770
Professional fees	2,430,945	287,840	2,143,105
Total operating expenses:	4,064,759	675,884	3,388,875

Operating loss	(4,064,759)	(675,884)	(3,388,875)

Total other income (expense)	(380,967)	4,865	(385,832)

Net loss	$(4,445,726)	$(671,019)	$(3,774,707)

Revenues

We have not generated any revenues to date, and there were limited expenses in the comparative period prior to the acquisition of One World Pharma, SAS by OWP Ventures, Inc. on May 30, 2018, when activities were ramped up to develop operations.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2019 were $1,633,814, compared to $388,044 during the period from inception (March 27, 2018) to September 30, 2018, an increase of $1,245,770, or 321%. The expenses for the current period consisted primarily of compensation expenses, office rent, and travel costs.

Professional Fees

Professional fees for the nine months ended September 30, 2019 were $2,430,945, compared to $287,840 during the nine months ended September 30, 2018, an increase of $2,143,105, or 745%. Professional fees included non-cash, stock-based compensation of $1,254,525 during the nine months ended September 30, 2019. Professional fees increased primarily due to increased stock-based compensation during the current period.

Other Income (Expense)

Other expenses, on a net basis, for the nine months ended September 30, 2019 were $380,967, compared to other income, on a net basis, of $4,865 during the period from inception (March 27, 2018) to September 30, 2018, an increase in net expenses of $385,832, or 7,931%. Other expenses consisted of a loss on disposal of assets of $4,087 and $380,749 of interest expense, as offset by $3,869 of interest income for the nine months ended September 30, 2019. Other income during the period from inception (March 27, 2018) to September 30, 2018 consisted of $10,000 of interest income, as offset by $5,135 of interest expense.

Net Loss

Net loss for the nine months ended September 30, 2019 was $4,445,726, or $0.11 per share, compared to $671,019, or $0.02 per share, during the period from inception (March 27, 2018) to September 30, 2018, an increase of $3,774,707, or 563%. The net loss for the nine months ended September 30, 2019 included non-cash expenses consisting of $9,432 of depreciation, $1,254,525 of stock-based compensation and $380,967 of accrued interest, including $332,332 of amortization on debt discounts.

Liquidity and Capital Resources

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, financing activities and effect of exchange rate changes on cash for the nine month period ended September 30, 2019 and the period from inception (March 27, 2018) to September 30, 2018:

	2019	2018
Operating Activities	$(3,115,487)	$(748,556)
Investing Activities	(224,597)	(299,509)
Financing Activities	4,190,961	1,144,606
Effect of exchange rate changes on cash	(21,121)	18,553
Net Increase in Cash	$829,756	$115,094

Net Cash Used in Operating Activities

During the nine months ended September 30, 2019, net cash used in operating activities was $3,115,487, compared to net cash used in operating activities of $748,556 for the period from inception (March 27, 2018) to September 30, 2018. The cash used in operating activities was primarily attributable to our net loss.

Net Cash Used in Investing Activities

During the nine months ended September 30, 2019, net cash used in investing activities was $224,597, compared to net cash used in investing activities of $299,509 for the period from inception (March 27, 2018) to September 30, 2018. The cash used in investing activities consisted of purchases of fixed assets.

Net Cash Provided by Financing Activities

During the nine months ended September 30, 2019, net cash provided by financing activities was $4,190,961, compared to net cash provided by financing activities of $1,144,606 for the period from inception (March 27, 2018) to September 30, 2018. The current period consisted of $500,000 of convertible debt financing that was subsequently converted into 1,253,493 shares of common stock at $0.40 per share, repayments of $314,141 to shareholders on previous advances, proceeds of $602 on subscriptions receivable and $4,004,500 of proceeds received from the sale of stock at $0.50 per share.

Ability to Continue as a Going Concern

As of September 30, 2019, our balance of cash on hand was $955,602, and we had working capital of $499,880 and an accumulated deficit of $6,405,708. We currently may not have sufficient funds to sustain our operations for the next twelve months and we may need to raise additional cash to fund our operations to the extent necessary to provide working capital.

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

There was no impact on the Company’s financial statements as a result of adopting ASC 606 for the nine months ended September 30, 2019, or the year ended December 31, 2018.

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

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, who are one and the same, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, including our inability to timely file this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer, who are one and the same, concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

The following issuances of equity securities by the Company during the three month period ended September 30, 2019 were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder:

On various dates between July 18, 2019 and September 4, 2019, the Company sold an aggregate of 4,509,000 shares of common stock at a price of $0.50 per share for total cash proceeds of $2,254,500, including 400,000 shares purchased by the Company’s CEO in which the consideration for such shares was paid by the cancelation of $200,000 of outstanding indebtedness owed to the CEO under a promissory note, in lieu of cash payment.

On August 28, 2019, a total of 51,040 shares of common stock were issued upon exercise on a cashless basis of options to purchase 58,331 shares of common stock at a price $0.50 per share.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	Exhibits

Exhibit	Description
2.1	Agreement and Plan of Merger dated February 21, 2019, among the Registrant, OWP Merger Subsidiary Inc. and OWP Ventures, Inc. (incorporated by reference to Exhibit 2.1 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on February 25, 2019)
3.1	Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 24, 2014)
3.2	Certificate of Amendment to Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 8, 2019)
3.3	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 24, 2014)
10.1	Convertible Promissory Note dated July 22, 2019, made by One World Pharma, Inc. in favor of CSW Ventures, LP in the principal amount of $207,332 (incorporated by reference to Exhibit 10.12 of the Form S-1 filed with the Securities and Exchange Commission by One World Pharma, Inc. on September 12, 2019)
21.1	Subsidiaries (incorporated by reference to Exhibit 21.1 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on February 25, 2019)
31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Labels Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2019

One World Pharma, Inc.

/s/ Craig Ellins
Craig Ellins
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

