Form 10-K
period 2019-12-31
One World Pharma, Inc.
filed 2020-05-29
CIK 1622244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]	No [X]

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant based upon the closing price of $3.50 per share as of June 30, 2019 was approximately $67,735,147.

As of May 26, 2020, there were 45,710,305 shares of registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

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

These risks and uncertainties include our limited operating history; changes in cannabis laws, regulations and guidelines; our reliance on Colombian licenses, our ability to obtain authorizations and quotas; regulatory compliance risks; competition in our industry; our ability to establish and maintain bank accounts; our ability to comply with foreign trade policies; the continued demand for cannabis and derivate products; our ability to retain and acquire skilled personnel; and the risks involved in conducting operations in Colombia, as well as other factors set forth under the caption “Risk Factors” in this Form 10-K. Although the forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them. In light of these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. Except as required by law, we undertake no obligation to announce publicly revisions we make to these forward-looking statements to reflect the effect of events or circumstances that may arise after the date of this report. All written and oral forward-looking statements made subsequent to the date of this report and attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section.

ITEM 1. BUSINESS

Overview

On February 21, 2019, we entered into an Agreement and Plan of Merger (“Merger Agreement”) with OWP Merger Subsidiary, Inc. (“OWP Merger Sub), our wholly-owned subsidiary, and OWP Ventures, Inc. (“OWP Ventures”). Under the Merger Agreement, the acquisition of OWP Ventures by us was effected by the merger of OWP Merger Sub with and into OWP Ventures, with OWP Ventures being the surviving entity as our wholly-owned subsidiary (the “Merger”). The closing (the “Closing”) of the Merger occurred on February 21, 2019.

Immediately prior to the Closing, we were a public “shell” company with nominal assets. As of the Closing, we are no longer a public shell. As a result of the Merger, we are engaged in OWP Ventures’ business, including the business of its wholly-owned subsidiary, One World Pharma, S.A.S., a Colombian company (“OWP Colombia”). With respect to this discussion, the terms “we,” “us,” “our” and “our company” refers to One World Pharma, Inc. and its wholly-owned direct and indirect subsidiaries, OWP Ventures and OWP Colombia.

We plan to be a producer of raw cannabis and hemp plant ingredients for both medical and industrial uses across the globe. We have received licenses from Colombian regulators to cultivate, produce and distribute the raw ingredients of the cannabis and hemp plant for medicinal, scientific and industrial purposes. Specifically, we are one of the first companies in Colombia to receive licenses for seed, cultivation, extraction and export from the Colombian government (the “Licenses”).

We planted our first crop of cannabis in Popayan, Colombia in 2018, and began initial harvesting in the first quarter of 2019 for the purpose of further research and development activities and quality control testing of the cannabis we have produced. We commenced limited shipping of non-psychoactive products to customers in May of 2020. Although we hold the four Colombian Licenses, we will need to obtain additional approvals from Colombian regulators before we can fully execute our business plan, particularly with respect to the sale psychoactive products. As described further under “Regulation” below,

●	We will need to obtain quota approvals from the Colombian authorities before we can commence commercial sale of our psychoactive products under our Cannabis Manufacturing License and Psychoactive Cultivation License;
●	We will need to register the distinct cannabis strains we expect to sell on Colombia’s National Registrar; and
●	We will need to be issued sanitary registrations before we can sell products intended for human consumption.

Our first cultivation and extraction sites are located in Popayan, Colombia. Our facility encompasses approximately 30 acres and includes a covered greenhouse built specifically to cultivate high-grade cannabis and hemp. In addition, we have entered into agreements with local farming co-operatives that include small farmers and indigenous tribe members, under which they will cultivate cannabis on up to approximately 140 acres of land using our seeds and propagation techniques, and sell their harvested products to us on an exclusive basis.

We employ modern propagation and cultivation techniques drawn from U.S. practices that allow us to rapidly multiply the cells of a specific plant strain to produce large numbers of genetically consistent progeny plants using our own plant tissue culture method. We believe this technique allows us to cultivate plants which are stable, robust and able to produce genetically superior cannabis and hemp derived products. We intend to have our processes and products certified as compliant with international standards, including Good Agricultural Practices (“GAP”), Good Manufacturing Practice (“GMP”) and the standards set forth in EU Pharmacopoeia, a publication that sets forth quality standards applicable to the European pharmaceutical industry.

We currently have 120,000 square feet of covered greenhouse capacity, which we intend to increase to 160,000 square feet. We are building out our extraction and production facility and expect it to be operational before the end of 2020. In addition, we have a contractual relationship with a local co-operative under which they agree to assist us in cultivation at our facility.

We have received approval from the Instituto Colombiano Agropecuario (the “ICA”) for the full registration of 3 non-psychoactive high CBD strains and to begin cultivating 13 proprietary high THC cannabis strains to achieve full registration for these strains. We have also received approval to grow 68 mother plants to begin this characterization process, which we have commenced. If we are successful in this process, the strains will be entered in the ICA cultivar registry. Only registered strains may be sold under Colombian law.

We believe there is a large and growing market for cannabis and hemp products around the world. The market for CBD has shown particular demand and growth. We will pursue sales into this market using a direct sales force to establish direct customer relationships and distributor relationships. We will seek out customers who have large and recurring needs and demands. Countries that we intend to focus on include EU countries, the UK, Poland, Israel, and Canada. We have commenced limited initial shipments of non-psychoactive products to customers in May of 2020. However, we remain subject to numerous risks that may affect or delay future sales, including regulatory requirements imposed or that may in the future be imposed by the Colombian regulating authorities. In addition, we will need to obtain quota approval from Colombian regulators before making we can make sales of our psychoactive products.

History and Background

One World Pharma S.A.S., is a Colombian company (“OWP Colombia”), incorporated on July 14, 2017 with the goal of procuring the following Colombian Licenses.

On December 20, 2017, the Colombian Ministry of Health, by means of resolution No. 5251 of 2017, granted OWP Colombia its license for the production of cannabis derivatives for domestic use and export, allowing OWP Colombia to extract high tetrahydrocannabinol (“THC”) compounds (“Cannabis Manufacturing License”). This license will expire on December 20, 2022.

On December 26, 2017, the Colombian Ministry of Justice, by means of resolution No. 1087 of 2017, granted OWP Colombia its license to use seeds for sowing for sale or delivery of seeds and/or for scientific research purposes, allowing for genetic and seed bank registration (“Cannabis Seed Possession License”). This license will expire on December 26, 2022.

On December 26, 2017, the Colombian Ministry of Justice, by means of resolution No. 1088 of 2017, granted OWP Colombia its license to grow non-psychoactive cannabis plants (less than 1.0% THC). Under this license, OWP Colombia can produce seeds for planting, deliver and make sales of the cannabis crop in order to produce cannabis derivatives and deliver and make sales of the cannabis crop for industrial purposes (“Cannabis Non-Psychoactive Cultivation License”). This license will expire on December 26, 2022.

On January 4, 2018, the Colombian Ministry of Justice, by means of resolution No. 0015 of 2018, granted OWP Colombia its license to grow psychoactive cannabis plants (greater than 1.0% THC) (“Psychoactive Cultivation License”). Under this license, OWP Colombia can produce seeds for planting, and deliver and make sales of the cannabis crop in order to produce cannabis derivatives. This license will expire on January 4, 2023.

Six months prior to the expiration of each of the Licenses, we can apply for successive renewals for additional five-year periods. In each renewal application, the corresponding Ministry will assess compliance with all the relevant requirements in determining whether or not to renew the License.

On March 27, 2018, OWP Ventures, Inc. was formed as a Delaware corporation for the purpose of acquiring OWP Colombia.

On May 30, 2018, OWP Ventures entered into a Stock Purchase Agreement with the shareholders of OWP Colombia whereby the shareholders of OWP Colombia transferred their shares in OWP Colombia to OWP Ventures in exchange for 10,200,000 shares of common stock of OWP Ventures.

OWP Colombia planted its first crop of cannabis in 2018, which it began harvesting in the first quarter of 2019 for the purpose of further research and development activities and quality control testing of the cannabis we have produced. To date, we have not yet generated any revenues from our activities.

Products

We are focused on cultivating, processing and supplying crude cannabis oil, distillate and isolate to customers’ specification. We plan to sell as a wholesaler to industrial companies making cannabis related products. We also plan on supplying the hemp plant bio-mass remaining after our extraction process to industry participants that utilize hemp in the manufacture of their products. Hemp is used to make a variety of commercial and industrial products, including rope, textiles, clothing, shoes, food, paper, bioplastics, insulation and biofuel.

We are currently in the process of cultivating medicinal cannabis at our facility in Popayán, Colombia for a variety of medical conditions. We have registered 25 varieties or strains of cannabis with the Colombian Ministry of Health. See “Strains of Cannabis” below. The development of these strains enables us to select mother plants and identify the concentrations of cannabinoids required for the products which we intend to distribute. The cannabis will be produced in accordance with GMP Standards. We are committed to developing final products consistent with medicinal cannabis industry standards and pharmaceutical procedures. Our products will include a variety of cannabinoids and terpenes designed to address specific medical conditions. The composition of the strains will include a wide range of THC and CBD ratios.

Industry

Medicinal cannabis refers to the use of cannabis and its constituent cannabinoids and terpenes to treat disease or ameliorate symptoms such as pain, muscle spasticity, nausea and other indications. Cannabinoid is a blanket term covering a family of complex chemicals, both natural and man-made, that bind with cannabinoid receptors (protein molecules on the surface of cells) and effect a wide number of responses. Cannabinoid receptors in the human body are part of a system called the endocannabinoid system. This system produces chemicals called endocannabinoids, which also bind with cannabinoid receptors. Cannabinoid receptors are found in the brain and throughout the body. Scientists have found that cannabinoid receptors in the endocannabinoid system are involved in a vast array of functions in our bodies, including helping to modulate brain and nerve activity (including memory and pain), energy metabolism, heart function, the immune system and even reproduction. While there are a large number of active cannabinoids found in cannabis, the two most common currently used for medical purposes are tetrahydrocannabinol and cannabidiol. Although no clinical trials have been completed in the United States to validate the effectiveness of tetrahydrocannabinol or cannabidiol in managing disease and improving symptoms, scientific studies have identified that they, alone and/or in combination, may potentially provide treatment benefits for a large number of medical conditions. For example, tetrahydrocannabinol, a psychotropic cannabinoid, has been shown to activate pathways in the central nervous system which work to block pain signals and has shown potential to assist patients with Post Traumatic Stress Disorder (PTSD) and stimulate appetite in patients following chemotherapy. Cannabidiol, on the other hand, is non-psychotropic and has shown potential to relieve convulsion and inflammation, and is the active ingredient in Epidolex, which in June 2018 was approved by the FDA for the treatment of two rare and severe forms of epilepsy.

Regulation

Our active business operations are currently conducted solely within Colombia, and as such, the discussion below is limited to Colombian laws and regulations applicable to our business, which require us to hold the relevant licenses, quotas and other permits, as described below. Our activities in the United States consist solely of corporate administrative activities at our Las Vegas headquarters, including accounting, finance and SEC compliance functions. We believe that our current activities in the United States will not subject us to regulation under the U.S. Controlled Substances Act or other applicable U.S. federal or state laws with respect to our proposed business plans. All export activities will be conducted from Colombia, and we do not intend to export any of our products to jurisdictions where such sales are not legal under local law. Accordingly, we do not currently intend to export our products to the United States to the extent such products may be subject to regulation under the U.S. Controlled Substances Act or other applicable U.S. federal or state regulations.

Regulatory Authorities

Several authorities interact in the Colombian cannabis industry. The Ministry of Health is in charge of granting the Cannabis Manufacturing and Distribution License and exercises administrative control over the production of cannabis derivatives. The Ministry of Justice, through the subsection for the Control and Supervision of Chemical Substances and Narcotic Drugs, is the competent authority for issuing the Cannabis Seeds Possession License, the Cannabis Psychoactive Cultivation License and the Cannabis Non-Psychoactive Cultivation License and for exercising administrative control over cannabis operations and cultivation. The National Narcotics Fund (“FNE”) exercises administrative and operational control over activities related to the management of psychoactive and non-psychoactive cannabis and its derivatives. The National Food and Drug Surveillance Institute (“INVIMA”) is in charge of issuing and monitoring compliance under the health and phytosanitary registrations that may be applicable to products containing cannabis derivatives. The Colombian Agricultural Institute (“ICA”) is responsible for maintaining the registry of the Genetic Pool or ¨Fuente Semillera” and the registration of cannabis seeds and strains under the “Registro Nacional de Cultivares Comerciales”.

In exercising the administrative and operational control activities discussed above the Ministry of Justice, Ministry of Health, ICA and FNE are required to coordinate their activities to the extent necessary, according to their competencies, with the Ministry of Agriculture and Rural Development through ICA, as well as with the National Police.

Licenses

Under Colombian law, there are four types of cannabis licenses that authorize different activities concerning the various stages of the production line of the medical cannabis industry: (i) the Cannabis Seeds Possession License; which is required for the domestic sale and delivery of seeds (but not export) and for scientific research purposes; (ii) the Cannabis Psychoactive Cultivation License, which is required for the production of seeds for sowing; for grain production; production of cannabis derivatives; for scientific research purposes, for storage, and for final disposal; (iii) the Cannabis Non-Psychoactive Cultivation License, which is required for the production of grain and seeds for sowing; production of cannabis derivatives; for industrial purposes; for scientific research purposes; for storage; and for final disposal; and (iv) the Cannabis Manufacturing and Distribution License, which is required for the production of cannabis derivatives for domestic use; production of cannabis derivatives for scientific research purposes; and production of cannabis derivatives for exportation. OWP Colombia holds all of these licenses.

The legal framework currently in force in Colombia regarding medical cannabis is established in Law 1787 of 2016 (the “Law”) and the Decree 613 of 2017 (the “Decree”). Cannabis licenses must be issued by the Ministry of Health or the Ministry of Justice in an estimated time of 60 days, however, in practice, this process can take between four and six months. In accordance with Colombia’s international obligations, there is a limit in the amount of Cannabis allowed for fabrication or cultivation assigned by the Colombian Government (specific crop or manufacturing quotas) that must be requested by each licensee when applying for a Cannabis Psychoactive Cultivation License or a Cannabis Manufacturing License. The activities of cultivation and manufacturing can only be started once the specific quotas have been granted to the licensee.

Duration of Licenses

The Cannabis Seeds Possession License, the Cannabis Psychoactive Cultivation License, the Cannabis Non-Psychoactive License, and the Cannabis Manufacturing and Distribution License are granted by the Ministry of Justice and/or the Ministry of Health (as applicable), when the applicant fulfills the general criteria described in Article 2.8.11.2.1.5 of the Decree, and the specific requirements for each type of license. Each of these licenses is valid for up to five years. The Ministry of Justice and the Ministry of Health (as applicable) maintain the right to monitor the activities performed by the corresponding licensee, and in the event of a breach by the licensee of the obligations and duties set forth in the Decree, the licenses may be revoked. The relevant Ministry may renew these licenses for additional and successive five-year periods. In each renewal application, the Ministry will assess compliance with all the relevant requirements in determining whether or not to renew the license.

Quotas

As described above, regulations of cannabis in Colombia provides an additional requirement applicable to the Cannabis Psychoactive Cultivation License and Cannabis Manufacturing License, which require the grant of crop and manufacturing quotas (the “Quotas”). According to Article 2.8.11.2.6.2 of the Decree, the assignment of Quotas is collectively made by the Ministry of Health, the Ministry of Justice, the ICA, the INVIMA, and the FNE.

According to Article 2.8.11.2.6.5 of the Decree, there are two types of Quotas: (i) crop quotas for psychoactive cannabis (for holders of the Cannabis Psychoactive Cultivation License) which are granted by the Ministry of Justice; and (ii) the manufacturing quotas for psychoactive cannabis (for holders of the Cannabis Manufacturing License) which are granted by the Ministry of Health.

These Quotas are requested by the licensees no later than the last calendar day of April of each year, and, if they are granted by the corresponding authority, they can only be used by the licensees during the next calendar year (for instance, if a licensee requests a specific crop Quota in March, 2018, and this Quota is granted by the Ministry of Justice, the licensee will be allowed to use the Quota from January 1, 2019 to December 31, 2019). In extraordinary events, the licensees can request a supplementary Quota that will apply to the calendar year requested (the issuance of these Quotas depends on the special circumstances defined by the Colombian governmental authorities).

On December 3, 2018, by means of resolution 1256 of 2018, Colombia´s Ministry of Justice granted OWP Colombia a supplementary Quota for growing psychoactive mother plants; six for each of 13 varieties, for a total of 78 “mother” plants. However, before we commence the commercial sale of our psychoactive products (greater than 1% THC content), we will need to obtain Quotas from the Ministry of Health. This will require us to conduct successful agricultural characterization tests approved by and registered with the ICA/Ministry of Agriculture and Rural Development, and stabilized extracts characterization tests approved by INVIMA/Ministry of Health, of product samples grown by us under Quotas obtained from the Ministry of Justice. We have already requested from the Ministry of Health and Justice our annual Quotas for the export sale of psychoactive ingredients in 2020, and are awaiting the issuance of such Quotas in order to start our production process.

Strains of Cannabis

Strains of cannabis are registered in Colombia in two manners:

●	Registration of the Genetic Pool or “Fuente Semillera”: Under Article 2.8.11.11.1 of the Decree, licensed producers of cannabis had until December 31, 2018 to register the genetics of strains of cannabis with the ICA. Under this transitory article, the government allowed a limited period for licensed producers of cannabis to source genetics currently available in Colombia and register these as their “fuente semillera”. We registered 25 varieties under this article. This registration enables us to grow our own strains of cannabis as opposed to having to purchase registered strains from other licensed producers.

●	Registration Under the “Registro Nacional de Cultivares Comerciales”: Licensed producers of cannabis have to be granted a breeding/research license to be able to develop, select and trial stabilized cannabis cultivars. This registration allows licensed producers to register unique and stable varieties of cannabis for commercial production within Colombia. We were granted such license in the first quarter of 2018. Licensed producers can then request from ICA a registration trial, which is a field flowering trial with the supervision of ICA officials. The data collected in these trials can lead to registration of the cultivar in the National Registrar. Only registered varieties will be allowed to be produced commercially. We have received full registration for 3 non-psycoactive high CBD strains which have been approved for sale. We have also received permission to take 13 psychoactive THC strains through this process and anticipate the completion of such by year end 2020.

Sanitary Registration

The commercialization of cannabis-based finished products intended for human consumption requires the issuance of sanitary registrations by the INVIMA, and in the case of products intended for animal consumption, by the ICA.

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

Competition

The market for medicinal cannabis is characterized by unsatisfied patient demand, with few authorized producers. Although competition in the market is growing and Colombia offers an open process to apply for the licenses, we believe we are competitively positioned to satisfy the demand for medicinal cannabis given our early entry into the market, the management team’s expertise in medical product branding, marketing, quality control and domestic market relationships. In addition, the Colombian government has published for comment a draft decree that requires any applicant for any of the four Licenses to furnish evidence that it has completed the seed registration process before the ICA and obtained the corresponding technical sheet for the cannabis plants and varieties. If enacted, this new regulation will result in stricter requirements on potential competitors seeking a Colombian License.

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

Employees

As of May 22, 2020, we had 18 full-time employees. Since inception, we have never had a work stoppage, other than due to the Covid-19 quarantine from March 2020 through May 25, 2020, and our employees are not represented by labor unions. We consider our relationship with our employees to be positive.

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

Risks Relating to our Business

Limited Operating History

We are an early stage company that has generated minimal revenues and, we have a limited operating history upon which our business and future prospects may be evaluated. To date, we have suffered recurring losses from operations and have an accumulated deficit of approximately $8,167,166 as of December 31, 2019. We are subject to all of the business risks and uncertainties associated with any new business enterprise, including the risk that we will not achieve our operating goals. In order for us to meet future operating requirements, we will need to successfully grow, harvest and sell our cannabis products. Until such time as we are able to fund our business from operations, we will be required to raise funds through various sources, including the sale of equity and debt securities, Failure to generate cash from operations and to reach profitability may adversely affect our success.

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

Reliance on Colombian Licenses, Authorizations and Quotas

Our ability to import seeds, grow, store and sell cannabis and hemp in Colombia or internationally is dependent on our ability to sustain and/or obtain the necessary licenses and authorizations by certain authorities in Colombia and/or the importing jurisdiction. The licenses and authorizations are subject to ongoing compliance and reporting requirements and our ability to obtain, sustain or renew any such licenses and authorizations on acceptable terms is subject to changes in regulations and policies and to the discretion of the applicable authorities or other governmental agencies in foreign jurisdictions. Failure to comply with the requirements of the licenses or authorizations or any failure to maintain the licenses or authorizations would have a material adverse impact on our business, financial condition and operating results. In addition, Colombian regulators limit the cultivation and sale of psychoactive cannabis by Quotas issued on an annual basis to licensed producers.

Although we believe that we will meet the requirements to obtain, sustain or renew the necessary licenses and authorizations, there can be no guarantee that the applicable authorities will issue these licenses or authorizations. In addition, to date we have not been issued Quotas that would allow us to commence the commercial sale of psychoactive cannabis products. Should the authorities fail to issue the necessary licenses or authorizations, including required Quotas, we may be curtailed or prohibited from the production and/or distribution of cannabis and hemp or from proceeding with the development of our operations as currently proposed and our business, financial condition and results of the operation may be materially adversely affected.

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

Competition

There are many companies engaged in the cannabis business who we will compete with, including larger and more established companies with substantially greater marketing, financial, human and other resources than we have. These companies include PharmaCielo, CannaVida, Empresa Colombiana de Cannabis, Khiron Life Sciences Corp., MedCan, Canopy Growth Corporation, and Clever Leaves. Although we believe we are competitively positioned to be a leader in the medicinal cannabis industry given our early entry into the market, the management team’s expertise in medical product branding, marketing, quality control, and market relationships, competition in the medical cannabis industry is growing quickly. As more competitors enter the market, prices may be reduced. We believe our approach in creating brand loyalty will allow us to effectively compete in the market but there is no assurance that will be the case, and our competitors may adopt a similar or identical approach. To date, we have obtained four licenses in Colombia that authorize us to engage in cannabis activities, and there are currently few authorized producers there. However, Colombia offers an open process to apply for licenses and there are no significant barriers to entry. As a result, our ability to generate revenues and earnings may be reduced as competition intensifies, thereby causing a material adverse effect on our business and financial condition.

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

United States Regulation

Although we do not believe that our limited U.S. activity will subject us to regulation under U.S. federal or state laws applicable to the sale of cannabis and marijuana, we cannot assure you that current or future U.S. laws and regulations will not detrimentally affect our business. Local, state and federal cannabis laws and regulations in the United States are constantly changing and they are subject to evolving interpretations, which could require us to incur substantial costs associated with compliance or to alter one or more of our product or service offerings. In addition, violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our revenues, profitability, and financial condition. We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our business.

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

Risks Related to Conducting Operations in Colombia

We recently were granted medicinal cannabis licenses in Colombia. Over the past 10 to 15 years, the Government of Colombia has made strides in improving the social, political, economic, legal and fiscal regimes. However, operations in Colombia will still be subject to risk due to the potential for social, political, economic, legal and fiscal instability. The Government of Colombia faces ongoing problems including, but not limited to, unemployment and inequitable income distribution and unstable neighboring countries. The instability in neighboring countries could result in an influx of immigrants resulting in a humanitarian crisis and/or increased illegal activities. Colombia is also home to a number of insurgency groups and large swaths of the countryside are under guerrilla influence. In addition, Colombia experiences narcotics-related violence, a prevalence of kidnapping, extortion and thefts and civil unrest in certain areas of the country. Such instability may require us to suspend operations on our properties.

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

Operations in Spanish

As a result of our conducting most of our operations in Colombia, our regulatory licenses and books and records, including key documents such as material contracts and financial documentation, are principally negotiated and entered into in the Spanish language and English translations may not exist or be readily available.

General Business Risks

The outbreak of the COVID-19 coronavirus has negatively impacted and could continue to negatively impact our business and the global economy. In addition, the COVID-19 pandemic could negatively impact our ability to obtain financing when required.

The recent outbreak of the COVID-19 coronavirus has spread across the globe and is impacting worldwide economic activity. A pandemic, including COVID-19 or other public health epidemic, poses the risk that we or our employees, customers, and other commercial partners may be prevented from conducting business activities for an indefinite period of time, including due to the spread of the disease or shutdowns requested or mandated by governmental authorities. While it is not possible at this time to estimate the full impact that COVID-19 will have on our business, following the end of our most recent fiscal year ended December 31, 2019, the Company’s cultivation operations in Colombia significantly declined due to the Colombian quarantine restrictions resulting from COVID-19. COVID-19 has also had an adverse impact on global economic conditions, which could impair our ability to raise capital when needed.

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

Speculative Forecasts

Any forecasts we provide will be highly speculative in nature and we cannot predict results in a development stage company with a high degree of accuracy. Any financial projections, especially those based on ventures with minimal operating history, are inherently subject to a high degree of uncertainty, and their ultimate achievement depends on the timing and occurrence of a complex series of future events, both internal and external to the enterprise. There can be no assurance that potential revenues or expenses we project will be accurate.

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

Control of Common Stock will Influence Decision Making

Our officers, directors and principal stockholders are able to exert significant influence over us and may make decisions that are not in the best interests of all stockholders. Our officers, directors and principal stockholders (greater than 5% stockholders) collectively own approximately 29.9% of our fully-diluted common stock. As a result of such ownership, these stockholders are able to affect the outcome of, or exert significant influence over, all matters requiring stockholder approval, including the election and removal of directors and any change in control. In particular, this concentration of ownership of our common stock could have the effect of delaying or preventing a change of control of our company or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of our company. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our stockholders from realizing a premium over the market prices for their shares of our common stock.

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

ITEM 1B. Unresolved Staff Comments

Not Applicable.

ITEM 2. Properties

Our principal executive offices are located at 3471 West Oquendo Rd., Suite 301, Las Vegas, Nevada 89118, Telephone No.: (800) 605-3210. Our leased premises are 3,210 square feet and are utilized for corporate business offices. Our Nevada premises are subject to a lease agreement expiring October 31, 2021. In addition, OWP Colombia leases land in Popayan, Colombia at a rate of 8,918,210 COP per month with a 4% annual escalation on a renewable lease expiring on September 30, 2029, and various offices and homes under leases expiring in less than a year. Our anticipated future lease commitments on a calendar year basis in US dollars, excluding common area maintenance fees, under non-cancelable operating leases are as follows:

Minimum
Year Ending	Lease
December 31,	Commitments
2020	$160,858
2021	80,877
2022	34,528
2023	35,909
2024	37,345
Thereafter	198,669
Total	$548,186

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

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is a limited public market for our common stock. Shares of our common stock trade on the over-the-counter market and are quoted on the OTCQB tier of the OTC Markets under the symbol “OWPC”. Prior to February 7, 2019, the symbol for our common stock was “PNTT.” As of May 26, 2020, the closing price of our common stock was $0.50.

The following table sets forth, for the fiscal quarters indicated, the high and low bid information for our common stock, as reported on the OTC Markets. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low
Fiscal Year Ended December 31, 2019
First Quarter	$5.00	$0.78
Second Quarter	$4.00	$2.00
Third Quarter	$4.00	$3.00
Fourth Quarter	$3.80	$1.34

Fiscal Year Ended December 31, 2018
First Quarter	$0.08	$0.08
Second Quarter	$0.08	$0.08
Third Quarter	$0.08	$0.08
Fourth Quarter	$4.04	$0.08

As of May 26, 2020, there were approximately 92 shareholders of record of our common stock. Such number does not include any shareholders holding shares in nominee or “street name”. As of May 26, 2020, there were 45,710,305 shares of common stock outstanding on record.

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

Equity Compensation Plan Information

This following table provides information about shares our common stock that may be issued under our options outstanding at December 31, 2019. Other than individual options outstanding reflected in the table below, we did not have any shares authorized for issuance under equity plans at December 31, 2019.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-0-	$ N/A	N/A
Equity compensation plans not approved by security holders (1)	766,669	0.50	N/A
Total	766,669	$0.50	766,669

(1) Represents options to purchase shares of common stock of OWP Ventures issued prior to the Merger that automatically converted into options to purchase shares of our common stock.

On February 12, 2020, the Company’s stockholders approved our 2019 Stock Incentive Plan (the “2019 Plan”), which had been adopted by the Company’s Board of Directors (the “Board”) as of December 10, 2019. The 2019 Plan provides for the issuance of up to 10,000,000 shares of common stock to the Company and its subsidiaries’ employees, officers, directors, consultants and advisors, stock options (non-statutory and incentive), restricted stock awards, stock appreciation rights (“SARs”), restricted stock units (“RSUs”) and other performance stock awards. Options granted under the 2019 Plan may either be intended to qualify as incentive stock options under the Internal Revenue Code of 1986, or may be non-qualified options, and are exercisable over periods not exceeding ten years from date of grant. Unless sooner terminated in accordance with its terms, the Stock Plan will terminate on December 10, 2029.

Recent Sales of Unregistered Securities

Common Stock Sales

On December 18, 2019, we sold 51,700 shares of common stock, restricted in accordance with Rule 144, to an investor, in exchange for proceeds of $25,850.

On December 4, 2019, we sold 100,000 shares of common stock, restricted in accordance with Rule 144, to an investor, in exchange for proceeds of $50,000.

On October 1, 2019, we sold 100,000 shares of common stock, restricted in accordance with Rule 144, to an investor, in exchange for proceeds of $50,000.

Common Stock Issued for Services

On various dates between September 4, 2019 and December 4, 2019, the Company issued an aggregate 69,666 shares of common stock, restricted in accordance with Rule 144, to an investor relations firm for services provided.

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

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company for the fiscal year ended December 31, 2019 and the period from inception (March 27, 2018) to December 31, 2018. The discussion and analysis that follows should be read together with the section entitled “Forward Looking Statements” and our financial statements and the notes to the financial statements included elsewhere in this annual report on Form 10-K.

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

Overview

On February 21, 2019, we entered into the Merger Agreement with OWP Merger Sub, our wholly-owned subsidiary, and OWP Ventures. Under the Merger Agreement, the acquisition of OWP Ventures by us was effected by the merger of OWP Merger Sub with and into OWP Ventures, with OWP Ventures being the surviving entity as our wholly-owned subsidiary. The Closing of the Merger occurred on February 21, 2019. As a result of the Merger (a) holders of the outstanding capital stock of OWP Ventures received an aggregate of 39,475,398 shares of our common stock; (b) options to purchase 825,000 shares of common stock of OWP Ventures at an exercise price of $0.50 automatically converted into options to purchase 825,000 shares of our common stock at an exercise price of $0.50; (c) the outstanding principal and interest under a $300,000 convertible note issued by OWP Ventures became convertible, at the option of the holder, into shares of our common stock at a conversion price equal to the lesser of $0.424 per share or 80% of the price we sell our common stock in a future “Qualified Offering”; (d) 875,000 shares of our common stock owned by OWP Ventures prior to the Merger were cancelled; and (e) OWP Ventures’ chief operating officer became our chief operating officer and two of OWP Ventures’ directors became members of our board of directors.

OWP Ventures, Inc. is a holding company formed in Delaware on March 27, 2018 to enter and support the cannabis industry, and on May 30, 2018, it acquired One World Pharma S.A.S. One World Pharma S.A.S, is a licensed cannabis cultivation, production and distribution (export) company located in Popayán, Colombia (nearest major city is Cali). We plan to be a producer of raw cannabis and hemp plant ingredients for both medical and industrial uses across the globe. We have received licenses to cultivate, produce and distribute the raw ingredients of the cannabis and hemp plant for medicinal, scientific and industrial purposes. Specifically, we are one of the only companies in Colombia to receive seed, cultivation, extraction and export licenses from the Colombian government. Currently, we own approximately 30 acres and have a covered greenhouse built specifically to cultivate high-grade cannabis and hemp. In addition, we have entered into agreements with local farming co-operatives that include small farmers and indigenous tribe members, under which they will cultivate cannabis on up to approximately 140 acres of land using our seeds and propagation techniques, and sell their harvested products to us on an exclusive basis. We planted our first crop of cannabis in 2018, which we began harvesting in the first quarter of 2019 for the purpose of further research and development activities and quality control testing of the cannabis we have produced. We consummated our first sales and revenue beginning in the second quarter of 2020 with initial sales of fully registered non-psychoactive seeds.

The Merger was accounted for as a reverse merger (recapitalization) with OWP Ventures deemed to be the accounting acquirer. Accordingly, the financial statements included in this 10-K and the following discussion reflect the historical operations of OWP Ventures and its wholly-owned subsidiary One World Pharma S.A.S prior to the Merger, and that of the combined company following the Merger. The historical financial information for One World Pharma, Inc. (formerly Punto Group Corp.) prior to the Merger has been omitted.

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

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”). All references to Generally Accepted Accounting Principles (“GAAP”) are in accordance with The FASB Accounting Standards Codification (“ASC”) and the Hierarchy of Generally Accepted Accounting Principles.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the following entities, all of which were under common control and ownership at December 31, 2019:

State of
Name of Entity	Incorporation	Relationship
One World Pharma, Inc.(1)	Nevada	Parent
OWP Ventures, Inc.(2)	Delaware	Subsidiary
One World Pharma S.A.S.(3)	Colombia	Subsidiary
Colombian Hope, S.A.S.(4)	Colombia	Subsidiary

(1)	Holding company in the form of a corporation.
(2)	Holding company in the form of a corporation and wholly-owned subsidiary of One World Pharma, Inc.
(3)	Wholly-owned subsidiary of OWP Ventures, Inc. since May 30, 2018, located in Colombia and legally constituted as a simplified stock company registered in the Chamber of Commerce of Bogotá on July 18, 2017. Its headquarters are located in Bogotá.
(4)	Wholly-owned subsidiary of OWP Ventures, Inc., acquired on November 19, 2019, located in Colombia and legally constituted as a simplified stock company. This company has yet to incur any income or expenses.

The consolidated financial statements herein contain the operations of the wholly-owned subsidiaries listed above. The Company’s headquarters are located in Las Vegas, Nevada and substantially all of its production efforts are within Popayán, Colombia.

Foreign Currency Translation

The functional currency of the Company is Columbian Peso (“COP”). The Company has maintained its financial statements using the functional currency, and translated those financial statements to the US Dollar throughout this report. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income (loss) for the respective periods.

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

Reclassifications

Certain reclassifications have been made to the prior years’ financial statements to conform to current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

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

Cash in Excess of FDIC Insured Limits

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000, under current regulations. The Company had $274,597 in excess of FDIC insured limits at December 31, 2019, and has not experienced any losses in such accounts.

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

There was no impact on the Company’s financial statements from ASC 606 for the years ended December 31, 2019 or 2018.

Inventory

Inventories are stated at the lower of cost or market. Cost is determined on a standard cost basis that approximates the first-in, first-out (FIFO) method. Market is determined based on net realizable value. Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value. Our cannabis products consist of cannabis flower grown in-house, along with produced extracts. Inventory consisted of $24,682 of raw materials at December 31, 2019.

Advertising Costs

The Company expenses the cost of advertising and promotions as incurred. Advertising and promotions expense was $114,244 for the year ended December 31, 2019. No advertising and promotions expense was incurred for the period from inception (March 27, 2018) to December 31, 2018.

Basic and Diluted Loss Per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the year ended December 31, 2019 and the period from inception (March 27, 2018) to December 31, 2018, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

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

Results of Operations for the Year ended December 31, 2019 and the period from inception (March 27, 2018) to December 31, 2018

The following table summarizes selected items from the statement of operations for the year ended December 31, 2019 and the period from inception (March 27, 2018) to December 31, 2018.

	For the	From Inception
	Year Ended	(March 27, 2018) to
	December 31,	December 31,	Increase /
	2019	2018	(Decrease)

Revenues	$-	$-	$-

Operating expenses:
General and administrative	2,245,219	903,913	1,341,306
Goodwill impairment	102,000	-	102,000
Professional fees	3,473,300	917,936	2,555,364
Bad debts expense	-	50,000	(50,000)
Total operating expenses:	5,820,519	1,871,849	3,948,670

Operating loss	(5,820,519)	(1,871,849)	3,948,670

Total other expense	(386,665)	(88,234)	298,431

Net loss	$(6,207,184)	$(1,960,083)	$4,247,101

Revenues

We did not generate any revenues during the year ended December 31, 2019 and the period from inception (March 27, 2018) to December 31, 2018, and there were limited expenses in the comparative period prior to the acquisition of One World Pharma, SAS by OWP Ventures, Inc. on May 30, 2018, when activities were ramped up to develop operations.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2019 were $2,245,219, compared to $903,913 during the period from inception (March 27, 2018) to December 31, 2018, an increase of $1,341,306, or 148%. The expenses for the current period consisted primarily of compensation expenses, office rent, and travel costs.

Goodwill Impairment

Goodwill impairment, for the year ended December 31, 2019 was $102,000, compared to $-0- during the period from inception (March 27, 2018) to December 31, 2018, an increased expense of $102,000.

Professional Fees

Professional fees for the year ended December 31, 2019 were $3,473,300, compared to $917,936 during the period from inception (March 27, 2018) to December 31, 2018, an increase of $2,555,364, or 278%. Professional fees included non-cash stock-based compensation of $1,727,492 during the year ended December 31, 2019, compared to $285,600 during the period from inception (March 27, 2018) to December 31, 2018, an increase of $1,441,892, or 505%. Professional fees increased primarily due to increased stock-based compensation during the current period.

Bad Debts Expense

We had no bad debts expense for the year ended December 31, 2019, compared to $50,000 during the period from inception (March 27, 2018) to December 31, 2018, a decrease of $50,000. Bad debts expense consisted of a $50,000 allowance for doubtful accounts on a note receivable during the comparative period.

Other Income (Expense)

Other expenses, on a net basis, for the year ended December 31, 2019 were $386,665, compared to other expenses, on a net basis, of $88,234 during the period from inception (March 27, 2018) to December 31, 2018, an increase in net expenses of $298,431, or 338%. Other expenses consisted of a $4,087 loss on disposal of assets and $382,582 of interest expense, as offset by $4 of interest income for the year ended December 31, 2019. Other expense during the period from inception (March 27, 2018) to December 31, 2018 consisted of $88,234 of interest expense.

Net Loss

Net loss for the year ended December 31, 2019 was $6,207,184, or $0.15 per share, compared to $1,960,083, or $0.06 per share, during the period from inception (March 27, 2018) to December 31, 2018, an increase of $4,247,101, or 217%. The net loss for the year ended December 31, 2019 included non-cash expenses consisting of $19,668 of depreciation, $1,727,492 of stock-based compensation, and $382,582 of interest, including $132,332 of amortization on debt discounts for the year ended December 31, 2019. The net loss for the period from inception (March 27, 2018) to December 31, 2018 consisted primarily of general and administrative expenses of $903,913, professional fees of $917,936, and $88,234 of interest expense.

Liquidity and Capital Resources

As of December 31, 2019, the Company had current assets of $574,168, consisting of cash of $282,380, other current assets of $267,106, and inventory of $24,682. The Company’s current liabilities as of December 31, 2019 were $1,132,619, consisting of $330,521 of accounts payable, $109,665 of accrued expenses, $55,101 of current lease liabilities, and $637,332 of debts.

The following table summarizes our total current assets, liabilities and working capital at December 31, 2019 and 2018.

	December 31,
	2019	2018
Current Assets	$574,168	$156,696

Current Liabilities	$1,132,619	$1,169,760

Working Capital	$(558,451)	$(1,013,064)

The following table summarizes our cash flows during the year ended December 31, 2019 and the period from inception (March 27, 2018) to December 31, 2018, respectively.

	For the	From Inception
	Year Ended	(March 27, 2018) to
	December 31,	December 31,
	2019	2018
Net cash used in operating activities	$(4,060,940)	$(1,268,497)
Net cash used in investing activities	(467,179)	(753,661)
Net cash provided by financing activities	4,696,811	2,152,094
Effect of exchange rate changes on cash	(12,158)	(4,090)

Net change in cash	$156,534	$125,846

The increase in funds used in operating activities for the year ended December 31, 2019, compared to the period from inception (March 27, 2018) to December 31, 2018, was primarily due to the increased net loss, as offset by approximately $2,000,000 of non-cash expenses.

The decrease in funds provided by investing activities for the year ended December 31, 2019, compared to the period from inception (March 27, 2018) to December 31, 2018, was due to decreased investments in mergers and notes receivable in the year ended December 31, 2019.

The increase in funds provided by financing activities for the year ended December 31, 2019, compared to the period from inception (March 27, 2018) to December 31, 2018, was due primarily to increased proceeds from the sale of our securities during the year ended December 31, 2019.

Satisfaction of our Cash Obligations for the Next 12 Months

As of December 31, 2019, we had $282,380 of cash on hand and negative working capital of $558,451. We do not currently have sufficient funds to fund our operations at their current levels for the next twelve months. As we implement our cannabis cultivation business and attempt to expand operational activities, we expect to continue to experience net negative cash flows from operations in amounts not now determinable, and will be required to obtain additional financing to fund operations. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to achieve sustainable revenues and profitable operations. Since inception, we have raised funds primarily through the sale of equity securities. We will need, and are currently seeking, additional funds to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations or cause substantial dilution for our stockholders. If we are unable to obtain additional funds, our ability to carry out and implement our planned business objectives and strategies will be significantly delayed, limited or may not occur. We cannot guarantee that we will become profitable. Even if we achieve profitability, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability and our failure to do so would adversely affect our business, including our ability to raise additional funds.

The accompanying consolidated financial statements appearing in this 10-K have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

ITEM 8. Financial Statements and Supplementary Data

ONE WORLD PHARMA, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2019 AND
THE PERIOD FROM INCEPTION (MARCH 27, 2018) TO DECEMBER 31, 2018

TABLE OF CONTENTS

Page
Report of Independent Registered Public Accounting Firm, M&K CPAS, PLLC	F-1

Consolidated Balance Sheets as of December 31, 2019 and 2018	F-2

Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2019 and the period from inception (March 27, 2018) to December 31, 2018	F-3

Consolidated Statement of Stockholders’ Equity (Deficit) for the year ended December 31, 2019 and the period from inception (March 27, 2018) to December 31, 2018	F-4

Consolidated Statements of Cash Flows for the year ended December 31, 2019 and period from inception (March 27, 2018) to December 31, 2018	F-5

Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of One World Pharma, Inc.,

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of One World Pharma, Inc. (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered net losses from operations and has a net working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

M&K CPAS, PLLC

We have served as the Company’s auditor since 2018.

Houston, TX

May 29, 2020

ONE WORLD PHARMA, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2019	2018
Assets

Current assets:
Cash	$282,380	$125,846
Inventory	24,682	-
Other current assets	267,106	30,850
Total current assets	574,168	156,696

Right-of-use assets	502,706	-
Security deposits	72,527	4,494
Fixed assets, net	697,863	356,439

Total Assets	$1,847,264	$517,629

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$330,521	$121,194
Accrued expenses	109,665	34,425
Current portion of lease liabilities	55,101	-
Convertible notes payable	507,332	300,000
Advances from shareholders	-	514,141
Notes payable	130,000	200,000
Total current liabilities	1,132,619	1,169,760

Long-term lease liabilities	453,251	-

Total Liabilities	1,585,870	1,169,760

Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2019 and 2018, respectively	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized; 44,804,305 and 34,291,905 shares issued and outstanding at December 31, 2019 and 2018, respectively	44,804	34,292
Additional paid-in capital	8,150,004	1,278,352
Subscriptions receivable, consisting of 6,012,500 shares at December 31, 2018	-	(602)
Subscriptions payable, consisting of 500,000 shares at December 31, 2019	250,000	-
Accumulated other comprehensive loss	(16,248)	(4,090)
Accumulated (deficit)	(8,167,166)	(1,959,982)
	261,394	(652,030)
Noncontrolling Interest	-	(101)
Total Stockholders’ Equity (Deficit)	261,394	(652,131)

Total Liabilities and Stockholders’ Equity (Deficit)	$1,847,264	$517,629

The accompanying notes are an integral part of these consolidated financial statements.

ONE WORLD PHARMA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Year Ended	From Inception (March 27, 2018) to
	December 31,	December 31,
	2019	2018

Revenue:	$-	$-

Operating expenses:
General and administrative	2,245,219	903,913
Goodwill impairment	102,000	-
Professional fees	3,473,300	917,936
Bad debts expense	-	50,000
Total operating expenses	5,820,519	1,871,849

Operating loss	(5,820,519)	(1,871,849)

Other income (expense):
Loss on disposal of assets	(4,087)	-
Interest income	4	-
Interest expense	(382,582)	(88,234)
Total other expense	(386,665)	(88,234)

Net loss	$(6,207,184)	$(1,960,083)
Less: Net loss attributable to noncontrolling interest	-	101
Net loss attributable to One World Pharma, Inc.	$(6,207,184)	$(1,959,982)

Other comprehensive loss:
Loss on foreign currency translation	$(12,158)	$(4,090)

Net other comprehensive loss	$(6,219,342)	$(1,964,072)

Weighted average number of common shares outstanding - basic and fully diluted	41,089,784	31,992,168

Net loss per share - basic and fully diluted	$(0.15)	$(0.06)

The accompanying notes are an integral part of these consolidated financial statements.

ONE WORLD PHARMA, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

						Accumulated			Total
			Additional			Other			Stockholders’
	Common Stock		Paid-In	Subscriptions	Subscriptions	Comprehensive	Accumulated	Noncontrolling	Equity
	Shares	Amount	Capital	Receivable	Payable	Income (Loss)	Deficit	Interest	(Deficit)

Balance, March 27, 2018 (Origination)	-	$-	$-	$-	$-	$-	$-	$-	$-

Common stock sold for cash	23,411,905	23,412	978,703	(602)	-	-	-	-	1,001,513

Common stock issued for services	680,000	680	284,920	-	-	-	-	-	285,600

Contributed capital	-	-	136,440	-	-	-	-	-	136,440

Consolidation of One World Pharma, Inc.	-	-	(349,420)	-	-	-	-	-	(349,420)

Common stock issued for purchase of One World Pharma S.A.S.	10,200,000	10,200	152,709	-	-	-	-	-	162,909

Beneficial conversion feature on convertible note	-	-	75,000	-	-	-	-	-	75,000

Loss on foreign currency translation	-	-	-	-	-	(4,090)	-	-	(4,090)

Net loss	-	-	-	-	-	-	(1,959,982)	(101)	(1,960,083)

Balance, December 31, 2018	34,291,905	$34,292	$1,278,352	$(602)	$-	$(4,090)	$(1,959,982)	$(101)	$(652,131)

Cash received on subscriptions receivable	-	-	-	602	-	-	-	-	602

Common stock sold for cash	8,260,700	8,260	4,122,090	-	250,000	-	-	-	4,380,350

Common stock sold to CEO, debt cancelled in lieu of cash payment	400,000	400	199,600	-	-	-	-	-	200,000

Cashless exercise of common stock options	51,040	51	(51)	-	-	-	-	-	-

Common stock issued on debt conversions	1,253,493	1,253	500,144	-	-	-	-	-	501,397

Common stock issued for services	99,666	100	236,460	-	-	-	-	-	236,560

Amortization of common stock options issued for services	-	-	1,402,635	-	-	-	-	-	1,402,635

Amortization of common stock options issued for services, OWP Ventures, Inc.	-	-	88,297	-	-	-	-	-	88,297

Exchange of OWP Ventures, Inc. shares for One World Pharma, Inc. shares (1:1)	1,322,501	1,323	(10,730)	-	-	-	-	101	(9,306)

Common stock cancelled pursuant to merger with OWP Ventures, Inc.	(875,000)	(875)	875	-	-	-	-	-	-

Beneficial conversion feature on convertible note	-	-	332,332	-	-	-	-	-	332,332

Loss on foreign currency translation	-	-	-	-	-	(12,158)	-	-	(12,158)

Net loss	-	-	-	-	-	-	(6,207,184)	-	(6,207,184)

Balance, December 31, 2019	44,804,305	$44,804	$8,150,004	$-	$250,000	$(16,248)	$(8,167,166)	$-	$261,394

The accompanying notes are an integral part of these consolidated financial statements.

ONE WORLD PHARMA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

		From Inception
	For the Year Ended	(March 27, 2018) to
	December 31,	December 31,
	2019	2018
Cash flows from operating activities
Net loss	$(6,207,184)	$(1,959,982)
Minority interest in net loss	-	(101)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debts expense	-	50,000
Depreciation and amortization expense	19,668	1,961
Loss on disposal of fixed assets	4,087	-
Impairment of goodwill	102,000	-
Amortization of debt discounts	332,332	75,000
Stock-based compensation	236,560	285,600
Amortization of options issued for services	1,490,932	-
Decrease (increase) in assets:
Inventory	(24,682)	-
Other current assets	(245,562)	135,982
Right-of-use assets	45,510	-
Security deposits	(68,033)	(4,494)
Increase (decrease) in liabilities:
Accounts payable	209,327	123,870
Accrued expenses	83,969	23,667
Lease liability	(39,864)	-
Net cash used in operating activities	(4,060,940)	(1,268,497)

Cash flows from investing activities
Cash acquired in merger	-	4,739
Investment in Colombian Hope, S.A.S.	(102,000)	-
Investment in One World Pharma, Inc.	-	(350,000)
Investment in note receivable	-	(50,000)
Purchase of fixed assets	(365,179)	(358,400)
Net cash used in investing activities	(467,179)	(753,661)

Cash flows from financing activities
Proceeds from convertible note payable	500,000	300,000
Proceeds from shareholders	-	514,141
Repayment of advances from shareholders	(314,141)	-
Proceeds from notes payable	130,000	200,000
Proceeds from contributed capital	-	136,440
Proceeds from subscriptions receivable	602	-
Proceeds from sale of common stock	4,380,350	1,001,513
Net cash provided by financing activities	4,696,811	2,152,094

Effect of exchange rate changes on cash	(12,158)	(4,090)

Net increase in cash	156,534	125,846
Cash - beginning	125,846	-
Cash - ending	$282,380	$125,846

Supplemental disclosures:
Interest paid	$28,558	$310
Income taxes paid	$-	$-

Non-cash investing and financing transactions:
Fair value of net assets acquired in merger	$9,306	$-
Notes payable exchanged for convertible note payable	$207,332	$-
Value of shares issued for conversion of debt	$701,397	$-
Initial recognition of right-of-use assets and lease liabilities	$548,216	$-
Par value of cashless exercise of options	$51	$-
Beneficial conversion feature	$332,332	$75,000

The accompanying notes are an integral part of these consolidated financial statements.

ONE WORLD PHARMA, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1 – Nature of Business and Significant Accounting Policies

Nature of Business

One World Pharma, Inc. (the “Company,” “we,” “our” or “us”) was incorporated in Nevada on September 2, 2014. On February 21, 2019, One World Pharma, Inc. (“One World Pharma”) entered into an Agreement and Plan of Merger with OWP Merger Subsidiary, Inc., our wholly-owned subsidiary, and OWP Ventures, Inc. (“OWP Ventures”), which is the parent company of One World Pharma SAS, a Colombian company (“OWP Colombia”). Pursuant to the Merger Agreement, we acquired OWP Ventures (and indirectly, OWP Colombia) by the merger of OWP Merger Subsidiary with and into OWP Ventures, with OWP Ventures being the surviving entity as our wholly-owned subsidiary (the “Merger”). As a result of the Merger (a) holders of the outstanding capital stock of OWP Ventures received an aggregate of 39,475,398 shares of our common stock; (b) options to purchase 825,000 shares of common stock of OWP Ventures at an exercise price of $0.50 automatically converted into options to purchase 825,000 shares of our common stock at an exercise price of $0.50; (c) the outstanding principal and interest under a $300,000 convertible note issued by OWP Ventures became convertible, at the option of the holder, into shares of our common stock at a conversion price equal to the lesser of $0.424 per share or 80% of the price we sell our common stock in a future “Qualified Offering”; (d) 875,000 shares of our common stock owned by OWP Ventures prior to the Merger were cancelled; and (e) OWP Ventures’ chief operating officer became our chief operating officer and two of OWP Ventures’ directors became members of our board of directors. The Company’s headquarters are located in Las Vegas, Nevada, and all of its customers are expected to be outside of the United States. On January 10, 2019, the Company changed its name from Punto Group, Corp. to One World Pharma, Inc.

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

The Merger was accounted for as a reverse merger (recapitalization) with OWP Ventures deemed to be the accounting acquirer. Accordingly, the financial statements included in this Annual Report on Form 10-K reflect the historical operations of OWP Ventures and its wholly-owned subsidiary OWP SAS prior to the Merger, and that of the combined company following the Merger. The historical financial information for One World Pharma, Inc. (formerly Punto Group Corp.) prior to the Merger has been omitted.

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”). All references to Generally Accepted Accounting Principles (“GAAP”) are in accordance with The FASB Accounting Standards Codification (“ASC”) and the Hierarchy of Generally Accepted Accounting Principles.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein.

ONE WORLD PHARMA, INC.

NOTES TO FINANCIAL STATEMENTS

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the following entities, all of which were under common control and ownership at December 31, 2019:

State of
Name of Entity	Incorporation	Relationship
One World Pharma, Inc.(1)	Nevada	Parent
OWP Ventures, Inc.(2)	Delaware	Subsidiary
One World Pharma S.A.S.(3)	Colombia	Subsidiary
Colombian Hope, S.A.S.(4)	Colombia	Subsidiary

(1)	Holding company in the form of a corporation.
(2)	Holding company in the form of a corporation and wholly-owned subsidiary of One World Pharma, Inc.
(3)	Wholly-owned subsidiary of OWP Ventures, Inc. since May 30, 2018, located in Colombia and legally constituted as a simplified stock company registered in the Chamber of Commerce of Bogotá on July 18, 2017. Its headquarters are located in Bogotá.
(4)	Wholly-owned subsidiary of OWP Ventures, Inc., acquired on November 19, 2019, located in Colombia and legally constituted as a simplified stock company. This company has yet to incur any income or expenses.

The consolidated financial statements herein contain the operations of the wholly-owned subsidiaries listed above. The Company’s headquarters are located in Las Vegas, Nevada and substantially all of its production efforts are within Popayán, Colombia.

Foreign Currency Translation

The functional currency of the Company is Columbian Peso (COP). The Company has maintained its financial statements using the functional currency, and translated those financial statements to the US Dollar throughout this report. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income (loss) for the respective periods.

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

Reclassifications

Certain reclassifications have been made to the prior years’ financial statements to conform to current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

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

ONE WORLD PHARMA, INC.

NOTES TO FINANCIAL STATEMENTS

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

Cash in Excess of FDIC Insured Limits

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000, under current regulations. The Company had $37,928 in excess of FDIC insured limits at December 31, 2019, and has not experienced any losses in such accounts.

Goodwill

Goodwill is the excess of the consideration transferred over the fair value of the acquired assets and assumed liabilities in a business combination. Goodwill is not amortized but rather tested for impairment at least annually. We test goodwill for impairment on the first day of the fourth quarter each fiscal year. Goodwill is also tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. When testing goodwill for impairment, we may assess qualitative factors for some or all of our reporting units to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. Alternatively, we may bypass this qualitative assessment for some or all of our reporting units and perform step 1 of the two-step goodwill impairment test. If we perform step 1 and the carrying amount of the reporting unit exceeds its fair value, we would perform step 2 to measure such impairment. Impairment testing for goodwill is done at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment (also known as a component). A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available, and segment management regularly reviews the operating results of that component. During the year ended December 31, 2019, we recognized $102,000 of goodwill impairment on the acquisition of Colombian Hope, S.A.S., as disclosed in Note 3, below.

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

There was no impact on the Company’s financial statements from ASC 606 for the years ended December 31, 2019 or 2018.

Inventory

Inventories are stated at the lower of cost or market. Cost is determined on a standard cost basis that approximates the first-in, first-out (FIFO) method. Market is determined based on net realizable value. Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value. Our cannabis products consist of cannabis flower grown in-house, along with produced extracts. Inventory consisted of $24,682 of raw materials at December 31, 2019.

Advertising Costs

The Company expenses the cost of advertising and promotions as incurred. Advertising and promotions expense was $114,244 for the year ended December 31, 2019. No advertising and promotions expense was incurred for the period from inception (March 27, 2018) to December 31, 2018.

ONE WORLD PHARMA, INC.

NOTES TO FINANCIAL STATEMENTS

Basic and Diluted Loss Per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the year ended December 31, 2019 and the period from inception (March 27, 2018) to December 31, 2018, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

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

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) that are adopted by the Company as of the specified effective date. If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s financial statements upon adoption.

In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The new guidance is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2018, with early adoption permitted. There was no impact on the Company’s financial statements as a result of adopting this ASU for the year ended December 31, 2019 and the period from inception (March 27, 2018) to December 31, 2018.

ONE WORLD PHARMA, INC.

NOTES TO FINANCIAL STATEMENTS

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The guidance permits entities to reclassify tax effects stranded in Accumulated Other Comprehensive Income as a result of tax reform to retained earnings. This new guidance is effective for annual and interim periods in fiscal years beginning after December 15, 2018. Early adoption is permitted in annual and interim periods and can be applied retrospectively or in the period of adoption. There was no impact on the Company’s financial statements as a result of adopting this ASU for the years ended December 31, 2019 or 2018.

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

The new standard became effective for fiscal years beginning after December 15, 2019, with early adoption permitted. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. The Company adopted the new standard on January 1, 2019 using the modified retrospective transition approach as of the effective date of the initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. The new standard provides a number of optional practical expedients in transition. The Company elected the “package of practical expedients”, which permits entities not to reassess under the new lease standard prior conclusions about lease identification, lease classification and initial direct costs. The Company does not expect to elect the use-of-hindsight or the practical expedient pertaining to land easements.

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

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has incurred recurring losses from operations resulting in an accumulated deficit of ($8,167,166), and as of December 31, 2019, the Company’s cash on hand may not be sufficient to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new customers to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. Management believes these factors will contribute toward achieving profitability. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Note 3 –Mergers and Acquisitions

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

ONE WORLD PHARMA, INC.

NOTES TO FINANCIAL STATEMENTS

Acquisition

On December 6, 2019, the Company, through its wholly-owned subsidiary OWP Ventures, Inc., acquired 51% of the outstanding shares of capital stock (the “Shares”) of Colombian Hope, S.A.S., then known as Colcannapy S.A.S., a Colombian company (“Colombian Hope”), for a purchase price of US$102,000, pursuant to a Share Purchase Agreement (the “Purchase Agreement”) among OWP Ventures, Inc. and Colombian Hope’s shareholders. Colombian Hope is the holder of a Colombian seed license and 23 registered Colombian cultivars.

Concurrently, with the Company’s acquisition of the Shares, Federación Colombiana de Consejos Regionales (“Fedecoré”) was supposed to have purchased the remaining 49% of Colombian Hope’s outstanding shares of capital stock from Colombian Hope’s shareholders, so that the Company and Fedecoré would be the only shareholders of Colombian Hope. However, Fedecoré, a non-profit Colombian entity, was unable to acquire such shares, which were then acquired by OWP Ventures, Inc., resulting in 100% ownership. No assets or liabilities were acquired pursuant to the acquisition, resulting in $102,000 of goodwill that was impaired and expensed on December 31, 2019 due to the lack of current operations. To date, Colombian Hope has not incurred any income or expenses.

Note 4 – Related Party Transactions

Advances and Repayment to CEO

As described further in Note 13 below, on various dates between May 3, 2018 and November 23, 2018, our CEO advanced us short-term unsecured demand loans, bearing interest at 6% per annum, in an aggregate amount of $514,141, of which $207,000 was repaid on various dates from March of 2019 through May of 2019.

On February 13, 2019, the remaining outstanding obligations under these advances were exchanged for an amended and restated promissory note in the principal amount of $307,141 that bore interest at 6% and was payable upon the earlier of (i) a public or private offering of our equity securities, resulting in gross proceeds of at least $5,000,000, or (ii) February 13, 2022. All indebtedness outstanding under this note, consisting of $307,141 of principal and $13,791 of interest, was repaid in full during the year ended December 31, 2019, with $200,000 of such principal paid by the issuance of 400,000 shares of common stock to the CEO, as described below.

Common Stock Sale

On September 4, 2019, the Company sold 400,000 shares of common stock at a price of $0.50 per share for $200,000 to the Company’s CEO in which the consideration for such shares was paid by the cancellation of $200,000 of outstanding indebtedness owed to the CEO under the Amended Note, in lieu of cash payment.

ONE WORLD PHARMA, INC.

NOTES TO FINANCIAL STATEMENTS

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balances sheet as of December 31, 2019 and 2018:

	Fair Value Measurements at December 31, 2019
	Level 1	Level 2	Level 3
Assets
Cash	$282,380	$-	$-
Total assets	282,380	-	-
Liabilities
Lease liabilities	-	-	508,352
Convertible notes payable	-	-	507,332
Notes payable	-	130,000	-
Total liabilities	-	130,000	1,015,684
	$282,380	$(130,000)	$(1,015,684)

	Fair Value Measurements at December 31, 2018
	Level 1	Level 2	Level 3
Assets
Cash	$125,846	$-	$-
Total assets	125,846	-	-
Liabilities
Convertible notes payable	-	-	300,000
Advances from shareholders	-	514,141	-
Notes payable	-	200,000	-
Total liabilities	-	714,141	300,000
	$125,846	$(714,141)	$(300,000)

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the year ended December 31, 2019 and the period from inception (March 27, 2018) to December 31, 2018.

Note 6 – Inventory

Inventories are stated at the lower of cost or market. Cost is determined on a standard cost basis that approximates the first-in, first-out (FIFO) method. Market is determined based on net realizable value. Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value. Our cannabis products consist of cannabis flower grown in-house, along with produced extracts. Inventory consisted of $24,682 of raw materials at December 31, 2019.

ONE WORLD PHARMA, INC.

NOTES TO FINANCIAL STATEMENTS

Note 7 – Other Current Assets

Other current assets included the following as of December 31, 2019 and 2018, respectively:

	December 31,	December 31,
	2019	2018
VAT tax receivable	$54,814	$-
Prepaid expenses	132,338	30,850
Other receivables	79,954	-
Total	$267,106	$30,850

Note 8 – Security Deposits

Security deposits included the following as of December 31, 2019 and 2018, respectively:

	December 31,	December 31,
	2019	2018
Refundable deposit on equipment purchase	$50,000	$-
Security deposits on leases held in Colombia	18,033	-
Security deposit on office lease	4,494	4,494
	$72,527	$4,494

Note 9 – Fixed Assets

Fixed assets consist of the following at December 31, 2019 and 2018, respectively:

	December 31,	December 31,
	2019	2018
Land	$138,248	$-
Office equipment	44,027	18,314
Furniture and fixtures	27,914	23,595
Equipment and machinery	174,072	-
Construction in progress	335,231	316,491
	719,492	358,400
Less: accumulated depreciation	(21,629)	(1,961)
Total	$697,863	$356,439

Construction in progress consists of equipment and capital improvements on the Popayán farm that have not yet been placed in service.

Depreciation and amortization expense totaled $19,668 and $1,961 for the year ended December 31, 2019 and the period from inception (March 27, 2018) to December 31, 2018, respectively.

ONE WORLD PHARMA, INC.

NOTES TO FINANCIAL STATEMENTS

Note 10 – Accrued Expenses

Accrued expenses consisted of the following at December 31, 2019 and 2018, respectively:

	December 31,	December 31,
	2019	2018
Accrued payroll	$67,479	$6,327
Accrued withholding taxes and employee benefits	14,386	6,387
Accrued ICA fees and contributions	1,912	8,514
Accrued interest	25,888	12,924
Deferred rent obligations	-	273
	$109,665	$34,425

Note 11 – Leases

The Company’s corporate offices and operational facility in Colombia under non-cancelable real property lease agreements that expire on October 31, 2021 and September 30, 2029, respectively. The Company doesn’t have any other office or equipment leases subject to the recently adopted ASU 2016-02. In the locations in which it is economically feasible to continue to operate, management expects that lease options will be exercised. The Company’s corporate office is under a real property lease that contains a one-time renewal option for an additional 36 months that we determined would be reasonably certain to be extended, while the Company’s operational facility in Colombia contains a 60 month extension option that we did not determine to be reasonably certain to be extended. The office lease contains provisions requiring payment of property taxes, utilities, insurance, maintenance and other occupancy costs applicable to the leased premise. As the Company’s leases do not provide an implicit discount rate, the Company uses an incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments.

The components of lease expense were as follows:

For the
Year Ended
December 31,
2019
Operating lease cost:
Amortization of assets	$45,510
Interest on lease liabilities	22,235
Total lease cost	$67,745

Supplemental balance sheet information related to leases was as follows:

December 31,
2019
Operating leases:
Operating lease assets	$502,706

Current portion of operating lease liabilities	$55,101
Noncurrent operating lease liabilities	453,251
Total operating lease liabilities	$508,352

Weighted average remaining lease term:
Operating leases	9.75 years

Weighted average discount rate:
Operating leases	6.75%

ONE WORLD PHARMA, INC.

NOTES TO FINANCIAL STATEMENTS

Supplemental cash flow and other information related to leases was as follows:

For the
Year Ended
December 31,
2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$39,864

Leased assets obtained in exchange for lease liabilities:
Total operating lease liabilities	$548,216

Future minimum annual lease commitments under non-cancelable operating leases are as follows at December 31, 2019:

Operating
Leases

2020	$160,858
2021	80,877
2022	34,528
2023	35,909
2024	37,345
Thereafter	198,669
Total minimum lease payments	548,186
Less interest	39,834
Present value of lease liabilities	508,352
Less current portion	55,101
Long-term lease liabilities	$453,251

ONE WORLD PHARMA, INC.

NOTES TO FINANCIAL STATEMENTS

Note 12 – Convertible Note Payable

Convertible note payable consists of the following at December 31, 2019 and 2018, respectively:

	December 31,	December 31,
	2019	2018

On November 30, 2018, the Company received proceeds of $300,000 on a secured convertible note that carries a 6% interest rate from CSW Ventures, LP (“CSW”). The proceeds were used to fund the Company’s purchase of 875,000 shares of common stock, on a 1:4 split adjusted basis, of One World Pharma, Inc. The Note is due on demand. In the event that the Company consummated the closing of a public or private offering of its equity securities, resulting in gross proceeds of at least $500,000 (“Qualified Financing”) at any time prior to the repayment of this note, then the outstanding principal and unpaid interest may, at the option of the holder, be converted into such equity securities at a conversion price equal to eighty percent (80%) of the purchase price paid by the investors purchasing the equity securities in the Qualified Financing. A Qualified Financing subsequently occurred on February 4, 2019, at which time the convertible note became convertible at a fixed conversion price of $0.40 per share. The Company’s obligations under this Note are secured by a lien on the assets of the Company.	$300,000	$300,000

On January 14, 2019, the Company received proceeds of $500,000 on an unsecured convertible promissory note that carries a 6% interest rate from The Sanguine Group LLC. The Note was due January 14, 2022. In the event that the Company consummated the closing of a public or private offering of its equity securities, resulting in gross proceeds of at least $500,000 (“Qualified Financing”) at any time prior to the repayment of this note, then the outstanding principal and unpaid interest would automatically be converted into such equity securities at a conversion price equal to the lesser of (i) eighty percent (80%) of the purchase price paid by the investors purchasing the equity securities in the Qualified Financing, or (ii) $0.424 per share. The Company’s obligations under this Note were secured by a lien on the assets of the Company. A Qualified Financing subsequently occurred on February 4, 2019, at which time the principal and interest were converted into 1,253,493 shares of the Company’s common stock.	-	-

On July 22, 2019, a total of $207,332, consisting of $200,000 of principal and $7,332 of unpaid interest, on two outstanding demand notes owed to CSW that originated on November 26, 2018 and December 26, 2018, were exchanged for a convertible promissory note in the principal amount of $207,332, due on demand (the “Second Convertible CSW Note”). The Second Convertible CSW Note bears interest at 6% per annum and is convertible at the option of the holder into shares of common stock at a price of $0.50 per share.	207,332	-
Less: unamortized debt discounts	-	-
Convertible note payable	$507,332	$300,000

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

The aforementioned accounting treatment resulted in a total debt discounts equal to $332,332 and $75,000 for the year ended December 31, 2019 and the period from inception (March 27, 2018) to December 31, 2018, respectively. The Company recorded finance expense in the amount of $332,332 for the year ended December 31, 2019.

The convertible note limits the maximum number of shares that can be owned by the note holder as a result of the conversions to common stock to 4.99% of the Company’s issued and outstanding shares.

The Company recorded interest expense pursuant to the stated interest rates on the convertible notes in the amount of $24,751 and $1,529 for the year ended December 31, 2019 and the period from inception (March 27, 2018) to December 31, 2018, respectively. In addition, the Company recognized $332,332 of interest expense related to the debt discount for the year ended December 31, 2019.

ONE WORLD PHARMA, INC.

NOTES TO FINANCIAL STATEMENTS

Note 13 – Advances from Shareholders

Advances from shareholders consist of the following at December 31, 2019 and 2018, respectively:

	December 31,	December 31,
	2019	2018

On various dates between May 3, 2018 and November 23, 2018, our CEO advanced short-term unsecured demand loans, bearing interest at 6% per annum, of an aggregate $514,141 to the Company, as follows: $ 10,000 – May 3, 2018 $100,000 – May 3, 2018 $ 82,000 – May 14, 2018 $ 15,000 – May 29, 2018 $ 57,141 – October 25, 2018 $100,000 – October 30, 2018 $ 50,000 – November 9, 2018 $ 50,000 – November 21, 2018 $ 50,000 – November 23, 2018 A total of $207,000 was repaid over various dates from March of 2019 through May of 2019, and $307,141 was exchanged for the note described below.	$-	$514,141

On February 13, 2019, a total of $307,141 of the advances from our CEO received from October 25, 2018 to November 23, 2018, as shown above, were exchanged for an amended and restated promissory note in the principal amount of $307,141 (the “Amended Note”). The Amended Note bore interest at 6% and was payable upon the earlier of (i) a public or private offering of our equity securities, resulting in gross proceeds of at least $5,000,000, or (ii) February 13, 2022. All indebtedness outstanding under the Amended Note, consisting of $307,141 of principal and $13,791 of interest, was repaid in full during September 2019, with $200,000 of such principal paid by the issuance of 400,000 shares of common stock as described in Note 4 above.	-	-

Total advances from shareholders	$-	$514,141

The Company recorded interest expense in the amount of $16,053 and $10,738 for the year ended December 31, 2019 and the period from inception (March 27, 2018) to December 31, 2018, respectively.

ONE WORLD PHARMA, INC.

NOTES TO FINANCIAL STATEMENTS

Note 14 – Notes Payable

Notes payable consists of the following at December 31, 2019 and 2018, respectively:

	December 31,	December 31,
	2019	2018

On November 14, 2019, the Company received proceeds of $50,000 from MCK Investments LLC on an unsecured promissory note due on demand that carries a 6% interest rate.	$50,000	$-

On November 14, 2019, the Company received proceeds of $80,000 from MCK Investments LLC on an unsecured promissory note due on demand that carries a 6% interest rate.	80,000	-

On December 26, 2018, the Company received proceeds of $100,000 from CSW on an unsecured promissory note due on demand that carries a 6% interest rate. On July 22, 2019, the principal and outstanding interest was exchanged for a convertible promissory note (See Note 12).	-	100,000

On November 26, 2018, the Company received proceeds of $100,000 from CSW on an unsecured promissory note due on demand that carries a 6% interest rate. On July 22, 2019, the principal and outstanding interest was exchanged for a convertible promissory note (See Note 12).	-	100,000

Total notes payable	$130,000	$200,000

The Company recorded interest expense in the amount of $7,679 and $658 for the year ended December 31, 2019 for the year ended December 31, 2019 and the period from inception (March 27, 2018) to December 31, 2018, respectively.

The Company recognized interest expense for the year ended December 31, 2019 and the period from inception (March 27, 2018) to December 31, 2018, respectively, as follows:

	December 31,	December 31,
	2019	2018

Interest on convertible notes	$24,751	$1,529
Interest on advances from shareholders	16,053	10,738
Interest on notes payable	7,679	658
Amortization of beneficial conversion features	332,332	75,000
Interest on accounts payable	1,767	309
Total interest expense	$382,582	$88,234

Note 15 – Stockholders’ Equity

Reverse Stock Split

On January 10, 2019, the Company effected a 1-for-4 reverse stock split (the “Reverse Stock Split”). No fractional shares were issued, and no cash or other consideration was paid in connection with the Reverse Stock Split. Instead, the Company issued one whole share of the post-Reverse Stock Split common stock to any stockholder who otherwise would have received a fractional share as a result of the Reverse Stock Split. The Company’s authorized shares of common stock prior to the Reverse Stock Split were unaffected. The Reverse Stock Split also did not have any effect on the stated par value of the common stock. Unless otherwise stated, all share and per share information in this Annual Report on Form 10-K has been retroactively adjusted to reflect the Reverse Stock Split.

ONE WORLD PHARMA, INC.

NOTES TO FINANCIAL STATEMENTS

Preferred Stock

The Company has 10,000,000 authorized shares of $0.001 par value preferred stock. No shares had been issued as of December 31, 2019.

Common Stock

The Company is authorized to issue an aggregate of 300,000,000 shares of common stock with a par value of $0.001. As of December 31, 2019, there were 44,804,305 shares of common stock issued and outstanding.

Common Stock Issued for Share Exchange, 2019

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

Common Stock Issued for Share Exchange, 2018

On May 30, 2018, the Company issued an aggregate 10,200,000 shares of common stock to the shareholders of One World Pharma SAS as part of a stock purchase agreement whereby OWP Ventures, Inc. acquired 100% of the common stock of One World Pharma SAS. The net fair value of assets and liabilities assumed has been deemed to be more representative of the fair value of the 10,200,000 shares issued as consideration than the non-trading shares of common stock issued in consideration, resulting in the valuation of the shares at $162,909.

Common Stock Sales, 2019

On various dates between July 18, 2019 and December 18, 2019, the Company sold an aggregate of 4,360,700 shares of common stock at a price of $0.50 per share for total cash proceeds of $2,430,350, and 400,000 shares purchased by the Company’s CEO in which the consideration for such shares was paid by the cancelation of $200,000 of outstanding indebtedness owed to the CEO under a promissory note, in lieu of cash payment.

On various dates between January 3, 2019 and February 19, 2019, the Company sold an aggregate 3,900,000 shares of common stock of OWP Ventures at $0.50 per share for total proceeds of $1,950,000.

Common Stock Sales, 2018

On December 14, 2018, the Company sold 100,000 shares of common stock at $0.50 per share for proceeds of $50,000.

On October 4, 2018, the Company sold 357,143 shares of common stock at $0.42 per share for proceeds of $150,000.

On September 20, 2018, the Company sold 238,095 shares of common stock at $0.42 per share for proceeds of $100,000.

On July 28, 2018, the Company sold 476,191 shares of common stock at $0.42 per share for proceeds of $200,000.

On June 15, 2018, the Company sold 1,190,476 shares of common stock at $0.42 per share for proceeds of $500,000.

On March 27, 2018, the Company sold 100 shares of common stock at $0.10 per share to its Chief Executive Officer for proceeds of $10 as part of the formation of the entity.

On March 27, 2018, the Company sold 4,844,900 shares of common stock at $0.0001 per share to its Chief Executive Officer on subscriptions receivable. The proceeds of $485 were subsequently received on November 9, 2018.

On March 27, 2018, the Company sold an aggregate 16,205,000 shares of common stock to nine of the Company’s founders at $0.0001 per share on subscriptions receivable. The total proceeds of $1,620 were subsequently received between November 5, 2018 and February 5, 2019.

ONE WORLD PHARMA, INC.

NOTES TO FINANCIAL STATEMENTS

Subscriptions Payable

On December 31, 2019 we sold 500,000 shares of common stock at a price of $0.50 per share for total cash proceeds of $250,000. The shares were subsequently issued on January 6, 2020, and the Company recognized a subscriptions payable of $250,000 at December 31, 2019.

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

Common Stock Issued for Services, 2019

On February 18, 2019, the Company issued 30,000 shares of common stock of OWP Ventures to a consultant for services. The total fair value of the common stock was $15,000 based recent independent third-party sales at $0.50 per share.

On various dates between September 4, 2019 and December 4, 2019, the Company awarded an investor relations firm an aggregate 69,666 shares of common stock for services provided. The aggregate fair value of the common stock was $221,560 based on the closing price of the Company’s common stock on the date of grant, and was expensed during the current period.

Common Stock Issued for Services, 2018

On October 30, 2018, the Company issued 630,000 shares of common stock to a consultant for services. The total fair value of the common stock was $264,600 based recent independent third-party sales at $0.42 per share.

On October 24, 2018, the Company issued 50,000 shares of common stock to a consultant in settlement for services. The total fair value of the common stock was $21,000 based recent independent third-party sales at $0.42 per share.

Adjustments to Additional Paid-In Capital

Pursuant to the purchase of 66.2% of the outstanding common stock of One World Pharma, Inc for $350,000 on November 30, 2018, the Company realized goodwill of $349,420 on the consideration paid in excess of the net fair value of assets and liabilities assumed, which has been recognized as contributed capital due to the subsequent reverse merger between the two entities on February 21, 2019.

On various dates between April 16, 2018 and June 20, 2018, total capital contributions of $136,440 were received from the Company’s CEO, Craig Ellins.

Note 16 – Common Stock Options

Stock Incentive Plan

On February 12, 2020, the Company’s stockholders approved our 2019 Stock Incentive Plan (the “2019 Plan”), which had been adopted by the Company’s Board of Directors (the “Board”) as of December 10, 2019. The 2019 Plan provides for the issuance of up to 10,000,000 shares of common stock to the Company and its subsidiaries’ employees, officers, directors, consultants and advisors, stock options (non-statutory and incentive), restricted stock awards, stock appreciation rights (“SARs”), restricted stock units (“RSUs”) and other performance stock awards. Options granted under the 2019 Plan may either be intended to qualify as incentive stock options under the Internal Revenue Code of 1986, or may be non-qualified options, and are exercisable over periods not exceeding ten years from date of grant. Unless sooner terminated in accordance with its terms, the Stock Plan will terminate on December 10, 2029.

Common Stock Options Issued for Services

On February 8, 2019, the Company awarded cashless options to a service provider to acquire up to 100,000 shares of common stock, exercisable at $0.50 per share over a thirty-six (36) month period from the origination date. The options vest as to (i) 8,333 shares on the 8th day of each subsequent month for the following eleven months, and (ii) 8,337 shares on the one-year anniversary of the effective date. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 105% and a call option value of $2.3658, was $236,582. The options are being expensed over the vesting period, resulting in $211,303 of stock-based compensation expense during the year ended December 31, 2019. As of December 31, 2019, a total of $25,279 of unamortized expenses are expected to be expensed over the vesting period.

ONE WORLD PHARMA, INC.

NOTES TO FINANCIAL STATEMENTS

On February 8, 2019, the Company awarded cashless options to one of our directors to acquire up to 125,000 shares of common stock, exercisable at $0.50 per share over a thirty-six (36) month period from the origination date. The options vest as to (i) 10,416 shares on the 8th day of each subsequent month for the following eleven months, and (ii) 10,424 shares on the one-year anniversary of the effective date. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 105% and a call option value of $2.3727, was $296,593. The options are being expensed over the vesting period, resulting in $264,903 of stock-based compensation expense during the year ended December 31, 2019. As of December 31, 2019, a total of $31,690 of unamortized expenses are expected to be expensed over the vesting period.

On January 28, 2019, the Company awarded cashless options to a service provider to acquire up to 500,000 shares of common stock, exercisable at $0.50 per share over a thirty-six (36) month period from the origination date. The options vest as to (i) 41,666 shares on the 8th day of each subsequent month for the following eleven months, and (ii) 41,674 shares on the one-year anniversary of the effective date. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 105% and a call option value of $1.8305, was $915,230. The options are being expensed over the vesting period, resulting in $845,021 of stock-based compensation expense during the year ended December 31, 2019. As of December 31, 2019, a total of $70,209 of unamortized expenses are expected to be expensed over the vesting period.

On January 28, 2019, the Company awarded cashless options to a service provider to acquire up to 100,000 shares of common stock, exercisable at $0.50 per share over a thirty-six (36) month period from the origination date. The options vest as to (i) 8,333 shares on the 8th day of each subsequent month for the following eleven months, and (ii) 8,337 shares on the one-year anniversary of the effective date. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 105% and a call option value of $1.8381, was $183,805. The options are being expensed over the vesting period, resulting in $169,705 of stock-based compensation expense during the year ended December 31, 2019. As of December 31, 2019, a total of $14,100 of unamortized expenses are expected to be expensed over the vesting period.

Options Exercised

On August 28, 2019, a total of 51,040 shares of common stock were issued upon exercise on a cashless basis of options to purchase 58,331 shares of common stock at a price $0.50 per share. No options were exercised during the period from inception (March 27, 2018) to December 31, 2018.

The following is a summary of information about the Stock Options outstanding at December 31, 2019.

Shares Underlying
Shares Underlying Options Outstanding				Options Exercisable
Weighted
	Shares	Average	Weighted	Shares	Weighted
	Underlying	Remaining	Average	Underlying	Average
Range of	Options	Contractual	Exercise	Options	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$0.50	766,669	2.09 years	$0.50	679,148	$0.50

The following is a summary of activity of outstanding stock options:

		Weighted
		Average
	Number	Exercise
	of Shares	Prices
Balance, December 31, 2017	-	$-
Options granted	-	-
Options exercised	-	-
Balance, December 31, 2018	-	-
Options granted	825,000	0.50
Options exercised	(58,331)	(0.50)
Balance, December 31, 2019	766,669	$0.50

Exercisable, December 31, 2019	679,148	$0.50

ONE WORLD PHARMA, INC.

NOTES TO FINANCIAL STATEMENTS

Note 17 – Commitments and Contingencies

Lease Commitment

The Company leases executive office space in Las Vegas, Nevada. In addition, OWP Colombia leases land in Popayan, Colombia at a rate of 8,918,210 COP per month with a 4% annual escalation on a renewable lease expiring on September 30, 2029, and various offices and homes under leases expiring in less than a year. Amounts of minimum future annual commitments on a calendar year basis in US dollars, excluding common area maintenance fees, under non-cancelable operating leases are as follows:

Minimum
Year Ending	Lease
December 31,	Commitments
2020	$160,858
2021	80,877
2022	34,528
2023	35,909
2024	37,345
Thereafter	198,669
Total	$548,186

Rent expense was $136,750 and $-0- for the year ended December 31, 2019 and the period from inception (March 27, 2018) to December 31, 2018, respectively.

Legal Contingencies

There are no material pending legal proceedings to which we are a party or to which any of our property is subject, nor are there any such proceedings known to be contemplated by governmental authorities. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

Note 18 - Income Tax

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the year ended December 31, 2019 and the period from inception (March 27, 2018) to December 31, 2018, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2019, the Company had approximately $4,325,459 of federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2025.

The provision (benefit) for income taxes for the year ended December 31, 2019 and the period from inception (March 27, 2018) to December 31, 2018 were assuming a 21% effective tax rate. The effective income tax rate for the year ended December 31, 2019 and the period from inception (March 27, 2018) to December 31, 2018 consisted of the following:

	December 31,
	2019	2018
Federal statutory income tax rate	21%	21%
State income taxes	-%	-%
Change in valuation allowance	(21)%	(21)%
Net effective income tax rate	-	-

ONE WORLD PHARMA, INC.

NOTES TO FINANCIAL STATEMENTS

The components of the Company’s deferred tax asset are as follows:

	December 31,
	2019	2018
Deferred tax assets:
Net operating loss carry forwards	$908,350	$316,260

Net deferred tax assets before valuation allowance	$908,350	$316,260
Less: Valuation allowance	(908,350)	(316,260)
Net deferred tax assets	$-	$-

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2019 and 2018, respectively.

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

Note 19 – Subsequent Events

Debt Financing

On May 4, 2020, the Company, through its wholly-owned subsidiary OWP Ventures, Inc., borrowed $119,274 from Customers Bank (“Lender”), pursuant to a Promissory Note issued by OWP Ventures to Lender (the “PPP Note”). The loan was made pursuant to the Payroll Protection Program established as part of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Note bears interest at 1.00% per annum, payable monthly beginning December 4, 2020, and is due on May 4, 2022. The PPP Note may be repaid at any time without penalty.

Under the Payroll Protection Program, the Company will be eligible for loan forgiveness up to the full amount of the PPP Note and any accrued interest. The forgiveness amount will be equal to the amount that the Company spends during the 8-week period beginning May 4, 2020 on payroll costs, payment of rent on any leases in force prior to February 15, 2020 and payment on any utility for which service began before February 15, 2020. The maximum amount of loan forgiveness for non-payroll expenses is 25% of the amount of the PPP Note. No assurance is provided that the Company will obtain forgiveness under the PPP Note in whole or in part.

The PPP Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, or provisions of the promissory note. The occurrence of an event of default may result in a claim for the immediate repayment of all amounts outstanding under the PPP Note.

On various dates between January 29, 2020 and May 4, 2020, the Company received total proceeds of $112,000 on seven aggregate demand notes, bearing 6% interest per annum.

Preferred Stock Sales on Subscriptions Payable

On various dates between April 14, 2020 and May 7, 2020, the Company received total proceeds of $155,000 on the anticipated sale of 15,500 units, consisting of 15,500 shares of Series A Preferred Stock and warrants to acquire an aggregate 775,000 shares of common stock at an exercise price of $0.25 per share over five years from the origination dates, to six accredited investors. Each share of Preferred Stock is expected to be convertible into 50 shares of the Company’s common stock once the preferred stock is designated.

Common Stock Issued on Subscriptions Payable

On January 6, 2020, the Company issued 500,000 shares of common stock on a Subscriptions Payable for the December 31, 2019 sale of common stock at $0.50 per share for proceeds of $25,000.

Common Stock Issued for Services

On various dates between January 4, 2020 and January 30, 2020, the Company awarded an aggregate 406,000 shares of common stock to four consultants for services provided. The aggregate fair value of the common stock was $398,000 based on the closing price of the Company’s common stock on the date of grant.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, who are one and the same, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019 (the “Evaluation Date”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2019, our Principal Executive Officer and Principal Financial Officer, who are one and the same, concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, Management identified the following three material weaknesses that have caused management to conclude that, as of December 31, 2019, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1. We do not have a formal policy or written procedures for the approval, identification and reporting of related-party transactions. Our controls are not adequate to ensure that all material transactions and developments with related parties will be properly identified, approved and reported. In our assessment of our disclosure controls and procedures, management evaluated the impact of our failure to have policies and procedures for the identification, approval and reporting of related-party transactions and has concluded that the control deficiency that resulted represented a material weakness.

2. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act. In our assessment of our disclosure controls and procedures, management evaluated the impact of our failure to have written documentation of our internal controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3. We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. In our assessment of our disclosure controls and procedures, management evaluated the impact of our failure to have segregation of duties and has concluded that the control deficiency that resulted represented a material weakness.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only our management’s report in this Annual Report.

Remediation of Material Weaknesses

To remediate the material weakness in our documentation, evaluation and testing of internal controls we plan to engage a third-party firm to assist us in remedying this material weakness once resources become available.

We also intend to remedy our material weakness with regard to insufficient segregation of duties by hiring additional employees in order to segregate duties in a manner that establishes effective internal controls once resources become available.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or in other factors that occurred during the fourth fiscal quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Set forth below are the present directors and executive officers of the Company. There are no arrangements or understandings between any of the directors, officers and other persons pursuant to which such person was selected as a director or an officer.

Name	Age	Position
Craig Ellins	69	Chairman of the Board, CEO
Bruce Raben	66	Director
Dr. Kenneth Perego, II	50	Director
Brian Moore	32	COO, Secretary

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

Director Nominations

As of December 31, 2019, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. We have not established formal procedures by which security holders may recommend nominees to the Company’s board of directors.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our code of ethics may be obtained free of charge by contacting us at the address or telephone number listed on the cover page hereof.

ITEM 11. Executive Compensation

Summary Compensation Table

The following summary compensation table sets forth the aggregate compensation we paid or accrued during the fiscal years ended December 31, 2019 and 2018 to persons serving as our Chief Executive Officer, Chief Financial Officer and Chief Operating Officer, during our year ended December 31, 2019 (our “Named Executive Officers”), who were our only executive officers during 2019.

Name and	Fiscal		Stock	Option
Financial Position	Year	Salary	Awards	Awards	Total

Craig Ellins,	2019	$126,000	$-	$-	$126,000
President, Chief Executive Officer, Chief Financial Officer and Chairman	2018	$-	$-	$-	$-

Brian Moore,	2019	$107,500	$-	$-	$107,500
Chief Operating Officer	2018	$-	$-	$-	$-

Director Compensation

The following table summarizes the compensation paid or accrued by us to our directors that are not Named Executive Officers for the year ended December 31, 2019.

Name	Fees Earned or Paid in Cash	Stock Award	Option Awards	Non-Equity Incentive Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All other Compensation	Total

Bruce Raben(1)	$-	$-	$296,593	$-	$-	$60,000	$356,593

Dr. Kenneth Perego	$-	$-	$-	$-	$-	$-	$-

(1) On February 8, 2019, we granted Bruce Raben an option to purchase 125,000 shares of common stock at an exercise price of $0.50 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 105% and a call option value of $2.3727, was $296,593. “All other compensation” consists of cash payments of $60,000 for consulting fees. The Consulting Agreement calls for monthly payments of $5,000 over an initial one-year term, continuing thereafter until terminated by either party.

Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of May 15, 2020, certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of 5% or more of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group. The address of each of our directors and executive officers named in the table is c/o One World Pharma, Inc., 3471 W. Oquendo Rd., Suite 301, Las Vegas, Nevada 89118:

	Common Stock
	Number of	% of
Name of Beneficial Owner(1)	Shares	Class(2)
Officers and Directors:
Craig Ellins	3,745,000	8.2%
Brian Moore	2,500,000	5.5%
Dr. Kenneth Perego II (3)	7,000,000	15.3%
Bruce Raben (4)	450,000	1.0%
Directors and Officers as a Group (4 persons)	13,695,000	29.9%
5% Holders
Solid Bridge Investments, LLC(5)	7,000,000	15.3%

* less than 1%

(1)	Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock owned by such person.

(2)	Percentage of beneficial ownership is based upon 45,710,305 shares of common stock outstanding as of May 15, 2020. For each named person, this percentage includes common stock that the person has the right to acquire either currently or within 60 days of May 15, 2020, including through the exercise of an option; however, such common stock is not deemed outstanding for the purpose of computing the percentage owned by any other person.

(3)	Consists of shares of common stock held by CB Medical, LLC, of which Dr. Kenneth Perego, II is the controlling member.

(4)	Includes 125,000 shares of common stock that may be acquired under an option to purchase 125,000 shares of common stock at an exercise price of $0.50 per share that vested over 12 monthly installments beginning March 8, 2019. Also, includes 200,000 of shares of common stock held by The Raben Education Trust, of which Mr. Raben is the co-trustee.

(5)	The principals of Solid Bridge Investments, Inc. are Carlos Andres de Fex Gomez and Gloria Veronica Serna Diez, who founded OWP Colombia and were its principal shareholders prior to the sale of OWP Colombia to OWP Ventures.

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

Advances by Craig Ellins

On various dates between May 3, 2018 and November 23, 2018, Craig Ellins, our CEO, advanced OWP Ventures short-term unsecured demand loans, bearing interest at 6% per annum, in an aggregate amount of $514,141, of which $207,000 was repaid on various dates from March of 2019 through May of 2019.

On February 13, 2019, the remaining outstanding obligations under these advances were exchanged for an amended and restated promissory note in the principal amount of $307,141 that bore interest at 6% and was payable upon the earlier of (i) a public or private offering of our equity securities, resulting in gross proceeds of at least $5,000,000, or (ii) February 13, 2022. All indebtedness outstanding under this note, consisting of $307,141 of principal and $13,791 of interest, was repaid in full during the year ended December 31, 2019, with $200,000 of such principal paid by the issuance of 400,000 shares of common stock to Mr. Ellins.

Director Independence

Our board of directors currently consists of Craig Ellins, our President and Chief Executive Officer, Dr. Kenneth Perego, II, and Bruce Raben. As an executive officer, Mr. Ellins does not qualify as “independent” under standards of independence set forth by national securities exchanges. Our Board of Directors has determined that Dr. Kenneth Perego, II and Mr. Raben are “independent” in accordance with the NASDAQ Global Market’s requirements. As our common stock is currently quoted on the OTCQB, we are not currently subject to corporate governance standards of listed companies.

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

	Years Ended December 31,
	2019	2018
Audit fees:(1)
M&K CPAS, PLLC	$46,650	$-
WWC, P.C.	14,000	8,000
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$60,650	$8,000

(1) Audit fees were principally for audit services and work performed in the review of the Company’s quarterly reports on Form 10-Q

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

Exhibit	Description
2.1	Agreement and Plan of Merger dated February 21, 2019, among the Registrant, OWP Merger Subsidiary Inc. and OWP Ventures, Inc. (incorporated by reference to Exhibit 2.1 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on February 25, 2019)
3.1	Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 24, 2014)
3.2	Certificate of Amendment to Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 8, 2019)
3.3	Certificate of Amendment to Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2020)
3.4	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 24, 2014)
4.1*	Description of Securities
10.1	Convertible Note in the Principal Amount of $300,000 issued by OWP Ventures, Inc. to CSW Investors, LP (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on February 25, 2019)
10.2	Consulting Agreement between OWP Ventures, Inc. and Bruce Raben dated February 8, 2019 (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on February 25, 2019)
10.3	Commercial Lease dated December 2, 2018, between Larry R. Haupert dba Rexco and One World Pharma S.A.S. (incorporated by reference to Exhibit 10.3 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on February 25, 2019)
10.4	Commercial Lease dated October 16, 2018, between Ripper Series, LLC and OWP Ventures, Inc. (incorporated by reference to Exhibit 10.4 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on February 25, 2019)
10.5	Form of Demand Promissory Note issued by OWP Ventures, Inc. to Craig Ellins (incorporated by reference to Exhibit 10.5 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on February 25, 2019)
10.6	Amended and Restated Promissory Note in the principal amount of $307,141, dated February 13, 2019, issued by OWP Ventures, Inc. to Craig Ellins (incorporated by reference to Exhibit 10.6 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on February 25, 2019)
10.7	Service Agreement dated February 19, 2019, between One World Pharma, Inc. and Integrity Media (incorporated by reference to Exhibit 10.7 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on February 25, 2019)
10.8	Convertible Promissory Note Purchase Agreement between OWP Ventures, Inc. and The Sanguine Group, LLC (incorporated by reference to Exhibit 10.8 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on February 25, 2019)
10.9	Convertible Promissory Note Purchase between OWP Ventures, Inc. and The Sanguine Group, LLC (incorporated by reference to Exhibit 10.9 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on February 25, 2019)
10.10	Convertible Promissory Note dated July 22, 2019, made by One World Pharma, Inc. in favor of CSW Ventures, LP in the principal amount of $207,332 (incorporated by reference to Exhibit 10.12 of the Form S-1 filed with the Securities and Exchange Commission by One World Pharma, Inc. on September 12, 2019)
10.11	Share Purchase Agreement between OWP Ventures, Inc., Engineering Consulting S.A.S. and Lina Maria Isaza Fiaz, dated September 26, 2019 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on December 10, 2019)
10.12	Promissory Note dated May 4, 2020, made by OWP Ventures, Inc. in favor of Customers Bank (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on May 8, 2020)
10.13	One World Pharma, Inc. 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2020)
10.14	Form of Stock Option Grant Notice for grants under the 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2020)
10.15	Form of Option Agreement for grants under the 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2020)

14.1	One World Pharma, Inc. Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2020)
21.1	Subsidiaries (incorporated by reference to Exhibit 21.1 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on February 25, 2019)
31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Labels Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONE WORLD PHARMA, INC.
(Registrant)

By:	/s/ Craig Ellins
Craig Ellins
Chief Executive Officer and
Chief Financial Officer

Dated:	May 29, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Craig Ellins	Chief Executive Officer, Chief Financial Officer
Craig Ellins	and Chairman	May 29, 2020
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Dr. Kenneth Perego, II	Director	May 29, 2020
Dr. Kenneth Perego, II

/s/ Bruce Raben	Director	May 29, 2020
Bruce Raben

