Form 10-Q
period 2020-03-31
One World Pharma, Inc.
filed 2020-06-26
CIK 1622244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

The number of shares of registrant’s common stock outstanding as of June 25, 2020 was 47,660,305.

EXPLANATORY NOTE

Reliance on SEC Relief from Filing Requirements

The Company is filing this Current Report on Form 10-Q in reliance upon the Order of the Commission dated March 25, 2020 (Release No. 34-88465) (the “Order”) permitting the delay of certain filings required under the Securities and Exchange Act of 1934, as amended. The Company filed its Current Report on Form 8-K on May 14, 2020, indicating its intent to rely upon the Order and that it required additional time to review and prepare certain information in its financial statements following delays resulting from the COVID-19 pandemic related challenges.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ONE WORLD PHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2020	2019
	(Unaudited)
Assets
Current assets:
Cash	$20,782	$282,380
Inventory	118,899	24,682
Other current assets	148,751	267,106
Total current assets	288,432	574,168

Right-of-use assets	443,815	502,706
Security deposits	70,176	72,527
Fixed assets, net	694,164	697,863

Total Assets	$1,496,587	$1,847,264

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$587,036	$330,521
Accrued expenses	119,627	109,665
Current portion of lease liabilities	54,275	55,101
Convertible notes payable	507,332	507,332
Notes payable	216,000	130,000
Total current liabilities	1,484,270	1,132,619

Long-term lease liability	396,920	453,251

Total Liabilities	1,881,190	1,585,870

Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized; 45,710,305 and 44,804,305 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	45,710	44,804
Additional paid-in capital	8,962,376	8,150,004
Subscriptions payable, consisting of 500,000 shares at December 31, 2019	-	250,000
Accumulated other comprehensive loss	(37,607)	(16,248)
Accumulated (deficit)	(9,355,082)	(8,167,166)
Total Stockholders’ Equity (Deficit)	(384,603)	261,394

Total Liabilities and Stockholders’ Equity (Deficit)	$1,496,587	$1,847,264

See accompanying notes to financial statements.

ONE WORLD PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended
	March 31,
	2020	2019

Revenue:	$-	$-

Operating expenses:
General and administrative	291,053	479,620
Professional fees	886,354	702,880
Total operating expenses	1,177,407	1,182,500

Operating loss	(1,177,407)	(1,182,500)

Other income (expense):
Interest income	-	101
Interest expense	(10,509)	(141,117)
Total other expense	(10,509)	(141,016)

Net loss	$(1,187,916)	$(1,323,516)

Other comprehensive loss:
Loss on foreign currency translation	$(21,359)	$(8,287)

Net other comprehensive loss	$(1,209,275)	$(1,331,803)

Weighted average number of common shares outstanding - basic and fully diluted	45,644,327	14,618,194

Net loss per share - basic and fully diluted	$(0.03)	$(0.09)

See accompanying notes to financial statements.

ONE WORLD PHARMA, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

								Accumulated
					Additional			Other			Total
	Preferred Stock		Common Stock		Paid-In	Subscriptions	Subscriptions	Comprehensive	Accumulated	Noncontrolling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Payable	Income (Loss)	Deficit	Interest	Equity (Deficit)

Balance, December 31, 2018	-	$-	34,291,905	$34,292	$1,278,352	$(602)	$-	$(4,090)	$(1,959,982)	$(101)	$(652,131)

Cash received on subscriptions receivable of OWP Ventures, Inc.	-	-	-	-	-	602	-	-	-	-	602

Common stock of OWP Ventures, Inc. sold for cash	-	-	3,900,000	3,900	1,946,100	-	-	-	-	-	1,950,000

Issuance of common stock of OWP Ventures, Inc. on debt conversion	-	-	1,253,493	1,253	500,144	-	-	-	-	-	501,397

Common stock issued for services, OWP Ventures, Inc.	-	-	30,000	30	14,970	-	-	-	-	-	15,000

Amortization of common stock options issued for services, OWP Ventures, Inc.	-	-	-	-	88,297	-	-	-	-	-	88,297

Exchange of OWP Ventures, Inc. shares for One World Pharma, Inc. shares (1:1)	-	-	1,322,501	1,323	(10,730)	-	-	-	-	101	(9,306)

Common stock cancelled pursuant to merger with OWP Ventures, Inc.	-	-	(875,000)	(875)	875	-	-	-	-	-	-

Amortization of common stock options issued for services	-	-	-	-	165,243	-	-	-	-	-	165,243

Beneficial conversion feature on convertible note	-	-	-	-	125,000	-	-	-	-	-	125,000

Loss on foreign currency translation	-	-	-	-	-	-	-	(8,287)	-	-	(8,287)

Net loss	-	-	-	-	-	-	-	-	(1,323,516)	-	(1,323,516)

Balance, March 31, 2019	-	$-	39,922,899	$39,923	$4,108,251	$-	$-	$(12,377)	$(3,283,498)	$-	$852,299

								Accumulated
					Additional			Other			Total
	Preferred Stock		Common Stock		Paid-In	Subscriptions	Subscriptions	Comprehensive	Accumulated	Noncontrolling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Payable	Income (Loss)	Deficit	Interest	Equity (Deficit)

Balance, December 31, 2019	-	$-	44,804,305	$44,804	$8,150,004	$-	$250,000	$(16,248)	$(8,167,166)	$-	$261,394

Common stock sold for cash	-	-	500,000	500	249,500	-	(250,000)	-	-	-	-

Common stock issued for services	-	-	406,000	406	421,594	-	-	-	-	-	422,000

Amortization of common stock options issued for services	-	-	-	-	141,278	-	-	-	-	-	141,278

Loss on foreign currency translation	-	-	-	-	-	-	-	(21,359)	-	-	(21,359)

Net loss	-	-	-	-	-	-	-	-	(1,187,916)	-	(1,187,916)

Balance, March 31, 2020	-	$-	45,710,305	$45,710	$8,962,376	$-	$-	$(37,607)	$(9,355,082)	$-	$(384,603)

See accompanying notes to financial statements.

ONE WORLD PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities
Net loss	$(1,187,916)	$(1,323,516)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	5,912	2,436
Amortization of debt discounts	-	125,000
Stock-based compensation	422,000	15,000
Amortization of options issued for services	141,278	253,540
Decrease (increase) in assets:
Inventory	(94,217)	(8,935)
Other current assets	118,355	(30,509)
Right-of-use assets	58,891	(268,814)
Security deposits	2,351	(143,494)
Increase (decrease) in liabilities:
Accounts payable	256,515	24,645
Accrued expenses	9,962	102,260
Lease liability	(57,157)	269,897
Net cash used in operating activities	(324,026)	(982,490)

Cash flows from investing activities
Purchase of fixed assets	(2,213)	(73,326)
Net cash used in investing activities	(2,213)	(73,326)

Cash flows from financing activities
Proceeds from convertible note payable	-	500,000
Repayment of advances from shareholders	-	(50,000)
Proceeds from notes payable	86,000	-
Proceeds from subscriptions receivable	-	602
Proceeds from sale of common stock	-	1,950,000
Net cash provided by financing activities	86,000	2,400,602

Effect of exchange rate changes on cash	(21,359)	(8,287)

Net increase (decrease) in cash	(261,598)	1,336,499
Cash - beginning	282,380	125,846
Cash - ending	$20,782	$1,462,345

Supplemental disclosures:
Interest paid	$394	$-
Income taxes paid	$-	$-

Non-cash investing and financing transactions:
Fair value of net assets acquired in merger	$-	$9,306
Value of shares issued for conversion of debt	$-	$501,397
Beneficial conversion feature	$-	$125,000

See accompanying notes to financial statements.

ONE WORLD PHARMA, INC.

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

The unaudited condensed consolidated financial statements of the Company and the accompanying notes included in this Quarterly Report on Form 10-Q are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the Condensed Consolidated Financial Statements have been included. Such adjustments are of a normal, recurring nature. The Condensed Consolidated Financial Statements, and the accompanying notes, are prepared in accordance with GAAP and do not contain certain information included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019. The interim Condensed Consolidated Financial Statements should be read in conjunction with that Annual Report on Form 10-K. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

ONE WORLD PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the following entities, all of which were under common control and ownership at March 31, 2020:

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

(4)Wholly-owned subsidiary of OWP Ventures, Inc., acquired on November 19, 2019, located in Colombia and legally constituted as a simplified stock company. This company has yet to incur any income or expenses.

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

Comprehensive Income

The Company has adopted the Financial Accounting Standards Boards (“FASB”) Accounting Standards Codification (“ASC”) 220, Reporting Comprehensive Income, which establishes standards for reporting and displaying comprehensive income, its components, and accumulated balances in a full-set of general-purpose financial statements. Accumulated other comprehensive income represents the accumulated balance of foreign currency translation adjustments.

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

Fair Value of Financial Instruments

Under ASC 820-10-05, the FASB establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement reaffirms that fair value is the relevant measurement attribute. The adoption of this standard did not have a material effect on the Company’s financial statements as reflected herein. The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses reported on the balance sheets are estimated by management to approximate fair value primarily due to the short term nature of the instruments.

ONE WORLD PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Cash in Excess of FDIC Insured Limits

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000, under current regulations. The Company did not have cash in excess of FDIC insured limits at March 31, 2020.

Revenue Recognition

The Company has not yet recognized revenue. The Company will recognize revenue in accordance with ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company will recognize revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied.

There was no impact on the Company’s financial statements from ASC 606 for the three months ended March 31, 2020, or the year ended December 31, 2019. Inventory consisted of $118,899 of raw materials at March 31, 2020.

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

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB that are adopted by the Company as of the specified effective date. If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s financial statements upon adoption.

In August 2018, the FASB issued Accounting Standards Update (“ASU”) No. 2018-13, Fair Value Measurement (Topic 820) (“ASU 2018-13”). The new guidance removes, modifies and adds to certain disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. The update is effective for annual reporting periods, including interim periods, beginning after December 15, 2019. The adoption of the new standard did not have an effect on our financial position, results of operations or cash flows.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). The update simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. An entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, if applicable. The loss recognized should not exceed the total amount of goodwill allocated to the reporting unit. The same impairment test also applies to any reporting unit with a zero or negative carrying amount. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The update is effective for annual reporting periods, including interim periods, beginning after December 15, 2019, on a prospective basis. The adoption of the new standard did not have an effect on our financial position, results of operations or cash flows.

There are no other recently issued accounting pronouncements that the Company has yet to adopt that are expected to have a material effect on its financial position, results of operations, or cash flows.

ONE WORLD PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2 –Going Concern

As shown in the accompanying condensed consolidated financial statements as of March 31, 2020, the Company had cash on hand of $20,782, negative working capital of $1,195,838 and an accumulated deficit of $9,355,082, and the Company’s cash on hand may not be sufficient to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new customers to generate revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. Management believes these factors will contribute toward achieving profitability. There can be no assurance that we will be successful in achieving these objectives, becoming profitable or continuing our business without either a temporary interruption or a permanent cessation. Additional financing may result in substantial dilution to existing stockholders

The condensed consolidated financial statements do not include any adjustments that might result from the outcome of any uncertainty as to the Company’s ability to continue as a going concern. These financial statements also do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Note 4 – Fair Value of Financial Instruments

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

ONE WORLD PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheet as of March 31, 2020 and December 31, 2019, respectively:

	Fair Value Measurements at March 31, 2020
	Level 1	Level 2	Level 3
Assets
Cash	$20,782	$-	$-
Right-of-use asset	-	-	443,815
Total assets	20,782	-	443,815
Liabilities
Lease liabilities	-	-	451,195
Convertible note payable	-	-	507,332
Notes payable	-	216,000	-
Total liabilities	-	(216,000)	(958,527)
	$20,782	$(216,000)	$(514,712)

	Fair Value Measurements at December 31, 2019
	Level 1	Level 2	Level 3
Assets
Cash	$282,380	$-	$-
Right-of-use asset	-	-	502,706
Total assets	282,380	-	502,706
Liabilities
Lease liabilities	-	-	508,352
Convertible note payable	-	-	507,332
Notes payable	-	130,000	-
Total liabilities	-	130,000	1,015,684
	$282,380	$(130,000)	$(512,978)

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the three months ended March 31, 2020 or the year ended December 31, 2019.

Note 5 – Inventory

Inventories are stated at the lower of cost or market. Cost is determined on a standard cost basis that approximates the first-in, first-out (FIFO) method. Market is determined based on net realizable value. Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value. Our cannabis products consist of cannabis flower grown in-house, along with produced extracts. Inventory consisted of $118,899 and $24,682 of raw materials at March 31, 2020 and December 31, 2019, respectively.

Note 6 – Other Current Assets

Other current assets included the following as of March 31, 2020 and December 31, 2019, respectively:

	March 31,	December 31,
	2020	2019
VAT tax receivable	$58,027	$54,814
Prepaid expenses	51,423	132,338
Other receivables	39,301	79,954
Total	$148,751	$267,106

ONE WORLD PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 7 – Security Deposits

Security deposits included the following as of March 31, 2020 and December 31, 2019, respectively:

	March 31,	December 31,
	2020	2019
Refundable deposit on equipment purchase	$50,000	$50,000
Security deposits on leases held in Colombia	15,022	18,033
Security deposit on office lease	4,494	4,494
Security deposit on utilities	660	-
	$70,176	$72,527

Note 8 – Fixed Assets

Fixed assets consist of the following at March 31, 2020 and December 31, 2019, respectively:

	March 31,	December 31,
	2020	2019
Land	$138,248	$138,248
Office equipment	44,027	44,027
Furniture and fixtures	27,914	27,914
Equipment and machinery	176,285	174,072
Construction in progress	335,231	335,231
	721,705	719,492
Less: accumulated depreciation	(27,541)	(21,629)
Total	$694,164	$697,863

Construction in progress consists of equipment and capital improvements on the Popayán farm have not yet been placed in service.

Depreciation and amortization expense totaled $5,912 and $2,436 for the three months ended March 31, 2020 and 2019, respectively.

Note 9 – Accrued Expenses

Accrued expenses consisted of the following at March 31, 2020 and December 31, 2019, respectively:

	March 31,	December 31,
	2020	2019
Accrued payroll	$34,520	$67,479
Accrued withholding taxes and employee benefits	47,611	14,386
Accrued ICA fees and contributions	1,494	1,912
Accrued interest	36,002	25,888
	$119,627	$109,665

ONE WORLD PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 10 – Leases

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

The components of lease expense were as follows:

For the Three
Months Ended
March 31, 2020
Operating lease cost:
Amortization of assets	$58,891
Interest on lease liabilities	7,757
Total lease cost	$66,648

Supplemental balance sheet information related to leases was as follows:

March 31, 2020
Operating leases:
Operating lease assets	$443,815

Current portion of operating lease liabilities	$54,275
Noncurrent operating lease liabilities	396,920
Total operating lease liabilities	$451,195

Weighted average remaining lease term:
Operating leases	9.5 years

Weighted average discount rate:
Operating leases	6.75%

Supplemental cash flow and other information related to leases was as follows:

For the Three
Months Ended
March 31,
2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$57,157

Leased assets obtained in exchange for lease liabilities:
Total operating lease liabilities	$451,195

ONE WORLD PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Future minimum annual lease commitments under non-cancelable operating leases are as follows at March 31, 2020:

Operating
Leases

2020	$115,934
2021	80,877
2022	34,528
2023	35,909
2024	37,345
Thereafter	198,669
Total minimum lease payments	503,262
Less interest	52,067
Present value of lease liabilities	451,195
Less current portion	54,275
Long-term lease liabilities	$396,920

Note 11 – Convertible Note Payable

Convertible note payable consists of the following at March 31, 2020 and December 31, 2019, respectively:

	March 31, 2020	December 31, 2019

On November 30, 2018, the Company received proceeds of $300,000 on a secured convertible note that carries a 6% interest rate from CSW Ventures, LP (“CSW”). The proceeds were used to fund the Company’s purchase of 875,000 shares of common stock, on a 1:4 split adjusted basis, of One World Pharma, Inc. The Note is due on demand. In the event that the Company consummated the closing of a public or private offering of its equity securities, resulting in gross proceeds of at least $500,000 (“Qualified Financing”) at any time prior to the repayment of this note, then the outstanding principal and unpaid interest may, at the option of the holder, be converted into such equity securities at a conversion price equal to eighty percent (80%) of the purchase price paid by the investors purchasing the equity securities in the Qualified Financing. A Qualified Financing subsequently occurred on February 4, 2019, at which time the convertible note became convertible at a fixed conversion price of $0.40 per share. The Company’s obligations under this Note are secured by a lien on the assets of the Company.	$300,000	$300,000

On July 22, 2019, a total of $207,332, consisting of $200,000 of principal and $7,332 of unpaid interest, on two outstanding demand notes owed to CSW that originated on November 26, 2018 and December 26, 2018, were exchanged for a convertible promissory note in the principal amount of $207,332, due on demand (the “Second Convertible CSW Note”). The Second Convertible CSW Note bears interest at 6% per annum and is convertible at the option of the holder into shares of common stock at a price of $0.50 per share.	207,332	207,332
Less: unamortized debt discounts	-	-
Convertible note payable	$507,332	$507,332

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

The aforementioned accounting treatment resulted in a total debt discounts equal to $332,332 for the year ended December 31, 2019. The Company recorded finance expense in the amount of $125,000 for the three months ended March 31, 2019.

The convertible note limits the maximum number of shares that can be owned by the note holder as a result of the conversions to common stock to 4.99% of the Company’s issued and outstanding shares.

ONE WORLD PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company recorded interest expense pursuant to the stated interest rates on the convertible notes in the amount of $7,589 and $5,836 for the three months ended March 31, 2020 and 2019, respectively, and $125,000 of interest expense related to the debt discount for the three months ended March 31, 2019.

Note 12 – Notes Payable

Notes payable consists of the following at March 31, 2020 and December 31, 2019, respectively:

	March 31, 2020	December 31, 2019

On various dates between January 29, 2020 and March 31, 2020, the Company received advances from CSW Ventures, LP aggregating of $86,000, pursuant to unsecured promissory notes due on demand that carry a 6% interest rate, as follows: $25,000 – January 29, 2020 $25,000 – February 13, 2020 $15,000 – February 26, 2020 $15,000 – March 11, 2020 $ 6,000 – March 31, 2020	$86,000	$-

On November 14, 2019, the Company received an advance of $50,000 from MCK Investments LLC pursuant to an unsecured promissory note due on demand that carries a 6% interest rate.	50,000	50,000

On November 14, 2019, the Company received an advance of $80,000 from MCK Investments LLC on an unsecured promissory note due on demand that carries a 6% interest rate.	80,000	80,000

Total notes payable	$216,000	$130,000

The Company recorded interest expense in the amount of $2,526 and $2,959 for the three months ended March 31, 2020 and 2019, respectively.

The Company recognized interest expense for the three months ended March 31, 2020 and 2019, as follows:

	March 31, 2020	March 31, 2019

Interest on convertible notes	$7,589	$5,836
Interest on advances from shareholders	-	7,322
Interest on notes payable	2,526	2,959
Amortization of beneficial conversion features	-	125,000
Interest on accounts payable	394	-
Total interest expense	$10,509	$141,117

ONE WORLD PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 13 – Changes in Stockholders’ Equity

Preferred Stock

The Company has 10,000,000 authorized shares of $0.001 par value preferred stock. No shares had been issued as of March 31, 2020.

Common Stock

The Company is authorized to issue an aggregate of 300,000,000 shares of common stock with a par value of $0.001. As of March 31, 2020, there were 45,710,305 shares of common stock issued and outstanding.

Common Stock Issued on Subscriptions Payable

On January 6, 2020, the Company issued 500,000 shares of common stock on a Subscriptions Payable for the December 31, 2019 sale of common stock at $0.50 per share for proceeds of $25,000.

Common Stock Issued for Services

On various dates between January 4, 2020 and February 4, 2020, the Company awarded an aggregate of 406,000 shares of common stock to four consultants for services provided. The aggregate fair value of the common stock was $422,000 based on the closing price of the Company’s common stock on the date of grant.

Amortization of Stock-Based Compensation

A total of $141,278 of stock-based compensation expense was recognized from the amortization of options to purchase common stock over their vesting period during the three months ended March 31, 2020.

Note 14 – Income Taxes

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the three months ended March 31, 2020 and the year ended December 31, 2019, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At March 31, 2020, the Company had approximately $4,975,000 of federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2025.

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at March 31, 2020 and December 31, 2019, respectively.

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

Note 15 – Subsequent Events

Debt Financings

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

Under the Payroll Protection Program, the Company will be eligible for loan forgiveness up to the full amount of the PPP Note and any accrued interest. The forgiveness amount will be equal to the amount that the Company spends during the 24-week period beginning May 4, 2020 on payroll costs, payment of rent on any leases in force prior to February 15, 2020 and payment on any utility for which service began before February 15, 2020. The maximum amount of loan forgiveness for non-payroll expenses is 40% of the amount of the PPP Note. No assurance is provided that the Company will obtain forgiveness under the PPP Note in whole or in part.

The PPP Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, or provisions of the promissory note. The occurrence of an event of default may result in a claim for the immediate repayment of all amounts outstanding under the PPP Note.

On May 4, 2020, the Company received proceeds of $20,000 from Woodman Management in exchange for a demand note, bearing 6% interest per annum. The note was repaid in full on May 14, 2020.

On April 2, 2020, the Company received proceeds of $6,000 from MCKP Investments LLC in exchange for a demand note, bearing 6% interest per annum.

ONE WORLD PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Preferred Stock Sales

On various dates between April 14, 2020 and May 7, 2020, the Company received total proceeds of $210,000 on the sale of 21,000 units, consisting of 21,000 shares of Series A Preferred Stock and warrants to acquire an aggregate 1,050,000 shares of common stock at an exercise price of $0.25 per share over five years from the issuance dates, to nine accredited investors. Each share of Preferred Stock is currently convertible into fifty (50) shares of the Company’s common stock. The Series A Preferred Stock accrues dividends at the rate of 6% per annum, payable annually in cash or additional shares of Series A Preferred Stock, at the Company’s election.

Common Stock Issued for Services

On May 31, 2020, the Company awarded an aggregate of 1,950,000 shares of common stock to seven consultants for services provided. The aggregate fair value of the common stock was $1,092,000 based on the closing price of the Company’s common stock on the date of grant.

Craig Ellins Separation

On June 3, 2020, the Company entered into a Separation and Release Agreement with Craig Ellins (the “Separation Agreement”), pursuant to which Mr. Ellins has resigned from all of his positions with the Company and its subsidiaries, including his positions as Chief Executive Officer and Chairman of the Board of the Company. Pursuant to the Separation Agreement, the Company will (i) issue Mr. Ellins 2,000,000 shares of the Company’s Common Stock, (ii) reimburse Mr. Ellins for $55,000 of expenses previously incurred by him on behalf of the Company, and (iii) make 12 monthly payments to Mr. Ellins in the amount of $8,000 each in the 12-month period following the date on which the Company has raised $1.5 million in gross proceeds from the sale of its securities following the date of the Separation Agreement. The Separation Agreement also contains mutual releases and prohibits Mr. Ellins from competing with the Company for a period of two years.

Appointment of Isiah L. Thomas III as Chief Executive Officer and Vice Chairman

On June 3, 2020, Isiah L. Thomas III was appointed to serve as the Company’s Chief Executive Officer and Vice Chairman pursuant to a letter agreement with the Company (the “Employment Agreement”).

Mr. Thomas, 59, has been the Chairman and Chief Executive Officer of Isiah International, LLC, a holding company with interests in a diversified portfolio of businesses, since 2011. Mr. Thomas also has been a Commentator and Analyst for NBA TV, since 2014, and Turner Sports, since 2012. He previously served as the President & Alternate Governor of the New York Liberty of the Women’s National Basketball Association from 2015 to February 2019, the Head Basketball Coach at Florida International University, from 2009 to 2012, the General Manager, President of Basketball Operation and Head Coach of the New York Knicks of the National Basketball Association (“NBA”), from 2006 to 2008, the Head Coach of the Indiana Pacers of the NBA from 2000 to 2003, the Owner of the Continental Basketball Association from 1998 to 2000, Minority Owner & Executive Vice President of the Toronto Raptors of the NBA from 1994 to 1998 and point guard for the Detroit Pistons of the NBA from 1981 to 1994. Mr. Thomas has served as a director of Get in Chicago, an organization focused on stopping gun and related violence in Chicago, since 2013, and as a director of Madison Square Garden Entertainment Corp. since April 2020. He is also the Founder of Mary’s Court Foundation, a charitable organization established in 2010.

Pursuant to the Employment Agreement:

●	Mr. Thomas will be entitled to be paid a base salary of $120,000 in the first year of his employment; $240,000 in the second year of his employment; and $300,000 in the third year of his employment.

●	The Company will have the option to pay Mr. Thomas’s salary with shares of the Company’s Common Stock until the Company has raised gross proceeds of at least $1.5 million from the sale of its securities following the date of his employment. If the Company so elects to pay his salary with shares of Common Stock, the number of shares of Common Stock shall be issued be equal to (a) 1.25 times the cash payment to which he would have been otherwise entitled, divided by (b) the closing price of the Common Stock on the day such cash payment was due.

●	The Company has awarded Mr. Thomas 500,000 shares of the Company’s Common Stock, and an option (the “Option”) to purchase 5,500,000 shares of the Company’s Common Stock at an exercise price equal to $0.55 per share. The Option will vest as to 1,500,000 shares immediately, as to 1,000,000 shares 120 days following the issuance of the Option (the “Second Vesting Date”), and as to the remaining 3,000,000 shares quarterly over the three years following the Second Vesting Date.

●	Mr. Thomas will be employed by the Company on at-will basis.

Appointment of Eric Stoppenhagen as Interim Chief Financial Officer

On June 8, 2020, Eric Stoppenhagen, through NYX Advisors, Inc., was appointed to serve as the Interim Chief Financial Officer. Mr. Stoppenhagen was awarded 200,000 shares of common stock and will be compensated at $200 per hour, up to a maximum of $5,000 per month.

Dr. Kenneth Perego, II Appointment as Executive Chairman of the Board

On June 3, 2020, Dr. Kenneth Perego, II, who has been a director of the Company since February 2019, was appointed to serve as the Executive Chairman of the Company’s Board of Directors.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended December 31, 2019 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements. We strongly encourage investors to carefully read the factors described in the Form 10-K in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this quarterly report on Form 10-Q. The following should also be read in conjunction with the unaudited Financial Statements and notes thereto that appear elsewhere in this report.

Overview

Through our wholly-owned subsidiary, One World Pharma S.A.S, a licensed cannabis cultivation, production and distribution (export) company located in Popayán, Colombia (nearest major city is Cali), we plan to produce raw cannabis and hemp plant ingredients for both medical and industrial uses across the globe. We have received licenses to cultivate, produce and distribute the raw ingredients of the cannabis and hemp plant for medicinal, scientific and industrial purposes. Specifically, we are one of the only companies in Colombia to receive seed, cultivation, extraction and export licenses from the Colombian government. Currently, we own approximately 30 acres and have a covered greenhouse built specifically to cultivate high-grade cannabis and hemp. In addition, we have entered into agreements with local farming co-operatives that include small farmers and indigenous tribe members, under which they will cultivate cannabis on up to approximately 140 acres of land using our seeds and propagation techniques, and sell their harvested products to us on an exclusive basis. We planted our first crop of cannabis in 2018, which we began harvesting in the first quarter of 2019 for the purpose of further research and development activities and quality control testing of the cannabis we have produced. We generated initial sales of fully registered non-psychoactive seeds during the second quarter of 2020.

On June 3, 2020, we appointed Isiah L. Thomas III to serve as the Company’s Chief Executive Officer and Vice Chairman pursuant to a letter agreement with the Company; entered into a Separation and Release Agreement with Craig Ellins, pursuant to which Mr. Ellins has resigned from all of his positions with the Company and its subsidiaries, including his positions as Chief Executive Officer and Chairman of the Board of the Company; and appointed Dr. Kenneth Perego, II to serve as the Executive Chairman of the Company’s Board of Directors.

Mr. Thomas, 59, has been the Chairman and Chief Executive Officer of Isiah International, LLC, a holding company with interests in a diversified portfolio of businesses, since 2011. Mr. Thomas also has been a Commentator and Analyst for NBA TV, since 2014, and Turner Sports, since 2012. He previously served as the President & Alternate Governor of the New York Liberty of the Women’s National Basketball Association from 2015 to February 2019, the Head Basketball Coach at Florida International University, from 2009 to 2012, the General Manager, President of Basketball Operation and Head Coach of the New York Knicks of the National Basketball Association (“NBA”), from 2006 to 2008, the Head Coach of the Indiana Pacers of the NBA from 2000 to 2003, the Owner of the Continental Basketball Association from 1998 to 2000, Minority Owner & Executive Vice President of the Toronto Raptors of the NBA from 1994 to 1998 and point guard for the Detroit Pistons of the NBA from 1981 to 1994. Mr. Thomas has served as a director of Get in Chicago, an organization focused on stopping gun and related violence in Chicago, since 2013, and as a director of Madison Square Garden Entertainment Corp. since April 2020. He is also the Founder of Mary’s Court Foundation, a charitable organization established in 2010.

Results of Operations for the Three Months Ended March 31, 2020 and 2019:

The following table summarizes selected items from the statement of operations for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,		Increase /
	2020	2019	(Decrease)
Revenues	$-	$-	$-

Operating expenses:
General and administrative	291,053	479,620	(188,567)
Professional fees	886,354	702,880	183,474
Total operating expenses:	1,177,407	1,182,500	(5,093)

Operating loss	(1,177,407)	(1,182,500)	(5,093)

Total other income (expense)	(10,509)	(141,016)	(130,507)

Net loss	$(1,187,916)	$(1,323,516)	$(135,600)

Revenues

We did not generate any revenues during the three months ended March 31, 2020 or the three months ended March 31, 2019.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2020 were $291,053, compared to $479,620 during the three months ended March 31, 2019, a decrease of $188,567, or 39%. The expenses for the current period consisted primarily of compensation expenses, office rent, and travel costs. General and administrative expenses decreased primarily due to staffing reductions in the current period.

Professional Fees

Professional fees for the three months ended March 31, 2020 were $886,354, compared to $702,880 during the three months ended March 31, 2019, an increase of $183,474, or 26%. Professional fees included non-cash, stock-based compensation of $563,278 and $268,540 during the three months ended March 31, 2020 and 2019, respectively. Professional fees increased primarily due to increased stock-based compensation during the current period.

Other Income (Expense)

Other expenses, on a net basis, for the three months ended March 31, 2020 were $10,509, compared to other expenses, on a net basis, of $141,016 during the three months ended March 31, 2019, a decrease in net expenses of $130,507, or 93%. Other expenses consisted of $10,509 of interest expense for the three months ended March 31, 2020, and $141,117 of interest expense, as offset by $101 of interest income, during the comparative three months ended March 31, 2019.

Net Loss

Net loss for the three months ended March 31, 2020 was $1,187,916, or $0.03 per share, compared to $1,323,516, or $0.09 per share, during the three months ended March 31, 2019, a decrease of $135,600, or 10%. The net loss decreased primarily due to staffing reductions and the absence of $125,000 of amortized debt discounts recognized in the comparative period that were not recognized during the current period.

Liquidity and Capital Resources

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, financing activities and effect of exchange rate changes on cash for the three months ended March 31, 2020 and 2019:

	2020	2019
Operating Activities	$(324,026)	$(982,490)
Investing Activities	(2,213)	(73,326)
Financing Activities	86,000	2,400,602
Effect of Exchange Rate Changes on Cash	(21,359)	(8,287)
Net Increase in Cash	$(261,598)	$1,336,499

Net Cash Used in Operating Activities

During the three months ended March 31, 2020, net cash used in operating activities was $324,026, compared to net cash used in operating activities of $982,490 for the three months ended March 31, 2019. The cash used in operating activities was primarily attributable to our net loss.

Net Cash Used in Investing Activities

During the three months ended March 31, 2020, net cash used in investing activities was $2,213, compared to net cash used in investing activities of $73,326 for the three months ended March 31, 2019. The cash used in investing activities consisted of purchases of fixed assets.

Net Cash Provided by Financing Activities

During the three months ended March 31, 2020, net cash provided by financing activities was $86,000, compared to net cash provided by financing activities of $2,400,602 for the three months ended March 31, 2019. The current period consisted of $86,000 of debt financing, compared to $450,000 of net proceeds received on debt financing and $1,950,602 of equity financing received during the three months ended March 31, 2019.

Ability to Continue as a Going Concern

As of March 31, 2020, our balance of cash on hand was $20,782, and we had negative working capital of $1,195,838 and an accumulated deficit of $9,355,082. We currently may not have sufficient funds to sustain our operations for the next twelve months and we may need to raise additional cash to fund our operations to the extent necessary to provide working capital.

The Company has incurred recurring losses from operations resulting in an accumulated deficit, and, as set forth above, the Company’s cash on hand is not sufficient to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new customers to generate revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. Management believes these factors will contribute toward achieving profitability. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. There can be no assurance that we will be successful in achieving these objectives, becoming profitable or continuing our business without either a temporary interruption or a permanent cessation. Additional financing may result in substantial dilution to existing stockholders.

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

Revenue Recognition

The Company has not yet recognized revenue. The Company will recognize revenue in accordance with ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company will recognize revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied.

There was no impact on the Company’s financial statements from ASC 606 for the three months ended March 31, 2020, or the year ended December 31, 2019. Inventory consisted of $118,899 of raw materials at March 31, 2020.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Interim Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2020, including our inability to timely file this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following issuances of equity securities by the Company during the three month period ended March 31, 2020 were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder:

Common Stock Sales

On January 6, 2020, we issued 500,000 shares of common stock, restricted in accordance with Rule 144, to an investor, in exchange for proceeds of $250,000 received on December 31, 2019.

Common Stock Issued for Services

On February 4, 2020, the Company awarded 20,000 shares of common stock, restricted in accordance with Rule 144, to an investor relations firm for services provided.

On January 30, 2020, the Company awarded an aggregate 380,000 shares of common stock, restricted in accordance with Rule 144, to three consultants for services provided.

On January 4, 2020, the Company awarded 6,000 shares of common stock, restricted in accordance with Rule 144, to an investor relations firm for services provided.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. Exhibits

Exhibit	Description
2.1	Agreement and Plan of Merger dated February 21, 2019, among the Registrant, OWP Merger Subsidiary Inc. and OWP Ventures, Inc. (incorporated by reference to Exhibit 2.1 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on February 25, 2019)
3.1	Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 24, 2014)
3.2	Certificate of Amendment to Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 8, 2019)
3.3	Certificate of Amendment to Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2020)
3.4	Certificate of Designation of Series A Preferred Stock of the Registrant dated June 1, 2020
3.5	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 24, 2014)
4.1	Description of Securities (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form 10-K filed with the Securities and Exchange Commission on May 29, 2020)
10.1	Promissory Note dated May 4, 2020, made by OWP Ventures, Inc. in favor of Customers Bank (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on May 8, 2020)
10.2	Separation and Release Agreement between One World Pharma, Inc. and Craig Ellins, dated June 3, 2020 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on June 9, 2020)
10.3	Letter Agreement between One World Pharma, Inc. and Isiah L. Thomas III, dated June 3, 2020 (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on June 9, 2020)
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
31.2*	Certification of Interim Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
32.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Interim Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Labels Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 26, 2020

One World Pharma, Inc.

/s/ Isiah L. Thomas III
Isiah L. Thomas III
Chief Executive Officer
(Principal Executive Officer)

/s/ Eric Stoppenhagen
Eric Stoppenhagen
Interim Chief Financial Officer
(Principal Financial Officer)

