Form 10-Q
period 2020-06-30
One World Pharma, Inc.
filed 2020-08-14
CIK 1622244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

The number of shares of registrant’s common stock outstanding as of August 5, 2020 was 50,360,305.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ONE WORLD PHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2020	2019
	(Unaudited)
Assets

Current assets:
Cash	$102,014	$282,380
Inventory	173,140	24,682
Other current assets	212,057	267,106
Total current assets	487,211	574,168

Right-of-use assets	446,137	502,706
Security deposits	71,398	72,527
Fixed assets, net	685,866	697,863

Total Assets	$1,690,612	$1,847,264

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$634,858	$330,521
Accrued expenses	141,166	109,665
Current portion of lease liabilities	56,933	55,101
Convertible notes payable	507,332	507,332
Notes payable	341,274	130,000
Total current liabilities	1,681,563	1,132,619

Long-term lease liability	398,906	453,251

Total Liabilities	2,080,469	1,585,870

Series A convertible preferred stock, $0.001 par value, 500,000 shares authorized; 40,000 and -0- issued and outstanding at June 30, 2020 and December 31, 2019, respectively	400,000	-

Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value, 9,500,000 shares authorized; -0- and -0- shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized; 50,360,305 and 44,804,305 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	50,360	44,804
Additional paid-in capital	12,952,647	8,150,004
Subscriptions payable, consisting of 500,000 shares at December 31, 2019	-	250,000
Accumulated other comprehensive loss	(44,451)	(16,248)
Accumulated (deficit)	(13,748,413)	(8,167,166)
Total Stockholders’ Equity (Deficit)	(789,857)	261,394

Total Liabilities and Stockholders’ Equity (Deficit)	$1,690,612	$1,847,264

See accompanying notes to financial statements.

ONE WORLD PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Revenues	$60,786	$-	$60,786	$-
Cost of goods sold	16,751	-	16,751	-
Gross profit	44,035	-	44,035	-

Operating expenses:
General and administrative	2,222,320	565,167	2,513,373	1,044,787
Professional fees	2,204,501	741,542	3,090,855	1,444,422
Total operating expenses	4,426,821	1,306,709	5,604,228	2,489,209

Operating loss	(4,382,786)	(1,306,709)	(5,560,193)	(2,489,209)

Other income (expense):
Loss on disposal of fixed assets	-	(4,087)	-	(4,087)
Interest income	-	147	-	248
Interest expense	(10,545)	(14,579)	(21,054)	(155,696)
Total other expense	(10,545)	(18,519)	(21,054)	(159,535)

Net loss	$(4,393,331)	$(1,325,228)	$(5,581,247)	$(2,648,744)

Other comprehensive loss:
Income (Loss) on foreign currency translation	$(6,844)	$151,288	$(28,203)	$143,001

Net other comprehensive loss	$(4,400,175)	$(1,173,940)	$(5,609,450)	$(2,505,743)

Weighted average number of common shares outstanding - basic and fully diluted	46,426,789	39,922,899	46,343,690	38,779,975

Net loss per share - basic and fully diluted	$(0.09)	$(0.03)	$(0.12)	$(0.06)

See accompanying notes to financial statements.

ONE WORLD PHARMA, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	For the Three Months Ended June 30, 2019
	Series A							Accumulated
	Convertible				Additional			Other			Total
	Preferred Stock		Common Stock		Paid-In	Subscriptions	Subscriptions	Comprehensive	Accumulated	Noncontrolling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Payable	Income (Loss)	Deficit	Interest	Equity (Deficit)

Balance, March 31, 2019	-	$-	39,922,899	$39,923	$4,108,251	$-	$-	$(12,377)	$(3,283,498)	$-	$852,299

Amortization of common stock options issued for services	-	-	-	-	395,715	-	-	-	-	-	395,715

Gain on foreign currency translation	-	-	-	-	-	-	-	151,288	-	-	151,288

Net loss for the three months ended June 30, 2019	-	-	-	-	-	-	-	-	(1,325,228)	-	(1,325,228)

Balance, June 30, 2019	-	$-	39,922,899	$39,923	$4,503,966	$-	$-	$138,911	$(4,608,726)	$-	$74,074

	For the Three Months Ended June 30, 2020
	Series A							Accumulated
	Convertible				Additional			Other			Total
	Preferred Stock		Common Stock		Paid-In	Subscriptions	Subscriptions	Comprehensive	Accumulated	Noncontrolling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Payable	Income (Loss)	Deficit	Interest	Equity (Deficit)

Balance, March 31, 2020	-	$-	45,710,305	$45,710	$8,962,376	$-	$-	$(37,607)	$(9,355,082)	$-	$(384,603)

Preferred stock units sold for cash	40,000	400,000	-	-	-	-	-	-	-	-	-

Common stock issued for services	-	-	4,650,000	4,650	2,582,350	-	-	-	-	-	2,587,000

Amortization of common stock options issued for services	-	-	-	-	1,407,921	-	-	-	-	-	1,407,921

Loss on foreign currency translation	-	-	-	-	-	-	-	(6,844)	-	-	(6,844)

Net loss for the three months ended June 30, 2020	-	-	-	-	-	-	-	-	(4,393,331)	-	(4,393,331)

Balance, June 30, 2020	40,000	$400,000	50,360,305	$50,360	$12,952,647	$-	$-	$(44,451)	$(13,748,413)	$-	$(789,857)

	For the Six Months Ended June 30, 2019
	Series A							Accumulated
	Convertible				Additional			Other			Total
	Preferred Stock		Common Stock		Paid-In	Subscriptions	Subscriptions	Comprehensive	Accumulated	Noncontrolling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Payable	Income (Loss)	Deficit	Interest	Equity (Deficit)

Balance, December 31, 2018	-	$-	34,291,905	$34,292	$1,278,352	$(602)	$-	$(4,090)	$(1,959,982)	$(101)	$(652,131)

Cash received on subscriptions receivable of OWP Ventures, Inc.	-	-	-	-	-	602	-	-	-	-	602

Common stock of OWP Ventures, Inc. sold for cash	-	-	3,900,000	3,900	1,946,100	-	-	-	-	-	1,950,000

Issuance of common stock of OWP Ventures, Inc. on debt conversion	-	-	1,253,493	1,253	500,144	-	-	-	-	-	501,397

Common stock issued for services, OWP Ventures, Inc.	-	-	30,000	30	14,970	-	-	-	-	-	15,000

Amortization of common stock options issued for services, OWP Ventures, Inc.	-	-	-	-	88,297	-	-	-	-	-	88,297

Exchange of OWP Ventures, Inc. shares for One World Pharma, Inc. shares (1:1)	-	-	1,322,501	1,323	(10,730)	-	-	-	-	101	(9,306)

Common stock cancelled pursuant to merger with OWP Ventures, Inc.	-	-	(875,000)	(875)	875	-	-	-	-	-	-

Amortization of common stock options issued for services	-	-	-	-	560,958	-	-	-	-	-	560,958

Beneficial conversion feature on convertible note	-	-	-	-	125,000	-	-	-	-	-	125,000

Gain on foreign currency translation	-	-	-	-	-	-	-	143,001	-	-	143,001

Net loss for the six months ended June 30, 2019	-	-	-	-	-	-	-	-	(2,648,744)	-	(2,648,744)

Balance, June 30, 2019	-	$-	39,922,899	$39,923	$4,503,966	$-	$-	$138,911	$(4,608,726)	$-	$74,074

	For the Six Months Ended June 30, 2020
	Series A							Accumulated
	Convertible				Additional			Other			Total
	Preferred Stock		Common Stock		Paid-In	Subscriptions	Subscriptions	Comprehensive	Accumulated	Noncontrolling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Payable	Income (Loss)	Deficit	Interest	Equity (Deficit)

Balance, December 31, 2019	-	$-	44,804,305	$44,804	$8,150,004	$-	$250,000	$(16,248)	$(8,167,166)	$-	$261,394

Preferred stock units sold for cash	40,000	400,000	-	-	-	-	-	-	-	-	-

Common stock sold for cash	-	-	500,000	500	249,500	-	(250,000)	-	-	-	-

Common stock issued for services	-	-	5,056,000	5,056	3,003,944	-	-	-	-	-	3,009,000

Amortization of common stock options issued for services	-	-	-	-	1,549,199	-	-	-	-	-	1,549,199

Loss on foreign currency translation	-	-	-	-	-	-	-	(28,203)	-	-	(28,203)

Net loss for the six months ended June 30, 2020	-	-	-	-	-	-	-	-	(5,581,247)	-	(5,581,247)

Balance, June 30, 2020	40,000	$400,000	50,360,305	$50,360	$12,952,647	$-	$-	$(44,451)	$(13,748,413)	$-	$(789,857)

See accompanying notes to financial statements.

ONE WORLD PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities
Net loss	$(5,581,247)	$(2,648,744)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	14,210	5,005
Loss on disposal of fixed assets	-	4,087
Amortization of debt discounts	-	125,000
Stock-based compensation	3,009,000	15,000
Amortization of options issued for services	1,549,199	649,255
Decrease (increase) in assets:
Inventory	(148,458)	(24,978)
Other current assets	55,049	(110,741)
Right-of-use assets	56,569	(258,754)
Security deposits	1,129	(69,542)
Increase (decrease) in liabilities:
Accounts payable	304,337	53,935
Accrued expenses	31,501	66,079
Lease liability	(52,513)	260,919
Net cash used in operating activities	(761,224)	(1,933,479)

Cash flows from investing activities
Purchase of fixed assets	(2,213)	(366,585)
Net cash used in investing activities	(2,213)	(366,585)

Cash flows from financing activities
Proceeds from convertible note payable	-	500,000
Repayment of advances from shareholders	-	(207,000)
Repayment of notes payable	(20,000)	-
Proceeds from notes payable	231,274	-
Proceeds from subscriptions receivable	-	602
Proceeds from sale of preferred and common stock	400,000	1,950,000
Net cash provided by financing activities	611,274	2,243,602

Effect of exchange rate changes on cash	(28,203)	143,001

Net increase (decrease) in cash	(180,366)	86,539
Cash - beginning	282,380	125,846
Cash - ending	$102,014	$212,385

Supplemental disclosures:
Interest paid	$-	$14,965
Income taxes paid	$-	$-

Non-cash investing and financing transactions:
Fair value of net assets acquired in merger	$-	$9,306
Value of shares issued for conversion of debt	$-	$501,397
Beneficial conversion feature	$-	$125,000

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

OWP Ventures is a holding company formed in Delaware on March 27, 2018 to enter and support the cannabis industry, and on May 30, 2018, it acquired OWP Colombia. OWP Colombia is a licensed cannabis cultivation, production and distribution (export) company located in Popayán, Colombia (nearest major city is Cali). We plan to be a producer of raw cannabis and hemp plant ingredients for both medical and industrial uses across the globe. We have received licenses to cultivate, produce and distribute the raw ingredients of the cannabis and hemp plant for medicinal, scientific and industrial purposes. Specifically, we are one of the few companies in Colombia to receive seed, cultivation, extraction and export licenses from the Colombian government. Currently, we own approximately 30 acres and have a covered greenhouse built specifically to cultivate high-grade cannabis and hemp. In addition, we have entered into agreements with local farming co-operatives that include small farmers and indigenous tribe members, under which they will cultivate cannabis on up to approximately 140 acres of land using our seeds and propagation techniques, and sell their harvested products to us on an exclusive basis. We planted our first crop of cannabis in 2018, which we began harvesting in the first quarter of 2019 for the purpose of further research and development activities and quality control testing of the cannabis we have produced. We began generating revenue from the sale of our seeds in the second quarter of 2020.

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

ONE WORLD PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the following entities, all of which were under common control and ownership at June 30, 2020:

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

ONE WORLD PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Cash in Excess of FDIC Insured Limits

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000, under current regulations. The Company did not have cash in excess of FDIC insured limits at June 30, 2020.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied.

There was no impact on the Company’s financial statements from ASC 606 for the six months ended June 30, 2020, or the year ended December 31, 2019.

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

In August 2018, the FASB issued Accounting Standards Update (“ASU”) No. 2018-13, Fair Value Measurement (Topic 820). The new guidance removes, modifies and adds to certain disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. The update is effective for annual reporting periods, including interim periods, beginning after December 15, 2019. The adoption of the new standard did not have an effect on our financial position, results of operations or cash flows.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment. The update simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. An entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, if applicable. The loss recognized should not exceed the total amount of goodwill allocated to the reporting unit. The same impairment test also applies to any reporting unit with a zero or negative carrying amount. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The update is effective for annual reporting periods, including interim periods, beginning after December 15, 2019, on a prospective basis. The adoption of the new standard did not have an effect on our financial position, results of operations or cash flows.

There are no other recently issued accounting pronouncements that the Company has yet to adopt that are expected to have a material effect on its financial position, results of operations, or cash flows.

ONE WORLD PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2 –Going Concern

As shown in the accompanying condensed consolidated financial statements as of June 30, 2020, the Company had cash on hand of $102,014, negative working capital of $1,194,352 and an accumulated deficit of $13,748,413, and the Company’s cash on hand may not be sufficient to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new customers to generate revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. Management believes these factors will contribute toward achieving profitability. There can be no assurance that we will be successful in achieving these objectives, becoming profitable or continuing our business without either a temporary interruption or a permanent cessation. Additional financing may result in substantial dilution to existing stockholders

The condensed consolidated financial statements do not include any adjustments that might result from the outcome of any uncertainty as to the Company’s ability to continue as a going concern. These financial statements also do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 – Mergers and Acquisitions

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

Note 4 – Related Parties

Craig Ellins Separation

On June 3, 2020, the Company entered into a Separation and Release Agreement with Craig Ellins (the “Separation Agreement”), pursuant to which Mr. Ellins resigned from all of his positions with the Company and its subsidiaries, including his positions as Chief Executive Officer and Chairman of the Board of the Company. Pursuant to the Separation Agreement, the Company (i) issued Mr. Ellins 2,000,000 shares of the Company’s Common Stock, (ii) reimbursed Mr. Ellins for $55,000 of expenses previously incurred by him on behalf of the Company, and (iii) agreed to make 12 monthly payments to Mr. Ellins in the amount of $8,000 each in the 12-month period following the date on which the Company has raised $1.5 million in gross proceeds from the sale of its securities following the date of the Separation Agreement. The Separation Agreement also contains mutual releases and prohibits Mr. Ellins from competing with the Company for a period of two years.

Appointment of Isiah L. Thomas III as Chief Executive Officer and Vice Chairman

On June 3, 2020, Isiah L. Thomas III was appointed to serve as the Company’s Chief Executive Officer and Vice Chairman pursuant to a letter agreement with the Company (the “Employment Agreement”).

Pursuant to the Employment Agreement:

●	Mr. Thomas is entitled to be paid a base salary of $120,000 in the first year of his employment; $240,000 in the second year of his employment; and $300,000 in the third year of his employment.

●	The Company will have the option to pay Mr. Thomas’s salary with shares of the Company’s Common Stock until the Company has raised gross proceeds of at least $1.5 million from the sale of its securities following the date of his employment. If the Company so elects to pay his salary with shares of Common Stock, the number of shares of Common Stock shall be issued be equal to (a) 1.25 times the cash payment to which he would have been otherwise entitled, divided by (b) the closing price of the Common Stock on the day such cash payment was due.

●	The Company has awarded Mr. Thomas 500,000 shares of the Company’s Common Stock, and an option (the “Option”) to purchase 5,500,000 shares of the Company’s Common Stock at an exercise price equal to $0.55 per share. The Option vests as to 1,500,000 shares immediately, as to 1,000,000 shares 120 days following the issuance of the Option (the “Second Vesting Date”), and as to the remaining 3,000,000 shares quarterly over the three years following the Second Vesting Date.

ONE WORLD PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Common Stock Issued for Services, Officers and Directors

On May 31, 2020, the Company awarded 350,000 shares of common stock to the Company’s Chairman of the Board, Dr. Ken Perego, for services provided. The aggregate fair value of the common stock was $120,000 based on the closing price of the Company’s common stock on the date of grant.

Common Stock Options Issued for Services, Directors

On May 31, 2020, the Company awarded options to purchase 350,000 shares of the Company’s Common Stock at an exercise price equal to $0.56 per share to the Company’s Chairman of the Board, Dr. Ken Perego. The Options will vest as to 1,500,000 shares immediately, as to 116,667 shares immediately, with the remaining 233,333 shares quarterly over the following two years, beginning October 1, 2020. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 195% and a call option value of $0.5510, was $192,833. The options are being expensed over the vesting period, resulting in $69,346 of stock-based compensation expense during the six months ended June 30, 2020. As of June 30, 2019, a total of $123,487 of unamortized expenses are expected to be expensed over the vesting period.

On May 31, 2020, the Company awarded options to purchase 350,000 shares of the Company’s Common Stock at an exercise price equal to $0.56 per share to one of the Company’s Directors, Bruce Raben. The Options will vest as to 1,500,000 shares immediately, as to 116,667 shares immediately, with the remaining 233,333 shares quarterly over the following two years, beginning October 1, 2020. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 195% and a call option value of $0.5510, was $192,833. The options are being expensed over the vesting period, resulting in $69,346 of stock-based compensation expense during the six months ended June 30, 2020. As of June 30, 2019, a total of $123,487 of unamortized expenses are expected to be expensed over the vesting period.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheet as of June 30, 2020 and December 31, 2019, respectively:

	Fair Value Measurements at June 30, 2020
	Level 1	Level 2	Level 3
Assets
Cash	$102,014	$-	$-
Right-of-use asset	-	-	446,137
Total assets	102,014	-	446,137
Liabilities
Lease liabilities	-	-	455,839
Convertible note payable	-	-	507,332
Notes payable	-	341,274	-
Total liabilities	-	(341,274)	(963,171)
	$102,014	$(341,274)	$(517,034)

	Fair Value Measurements at December 31, 2019
	Level 1	Level 2	Level 3
Assets
Cash	$282,380	$-	$-
Right-of-use asset	-	-	502,706
Total assets	282,380	-	502,706
Liabilities
Lease liabilities	-	-	508,352
Convertible note payable	-	-	507,332
Notes payable	-	130,000	-
Total liabilities	-	130,000	1,015,684
	$282,380	$(130,000)	$(512,978)

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the six months ended June 30, 2020 or the year ended December 31, 2019.

ONE WORLD PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 – Inventory

Inventories are stated at the lower of cost or market. Cost is determined on a standard cost basis that approximates the first-in, first-out (FIFO) method. Market is determined based on net realizable value. Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value. Our cannabis products consist of cannabis flower grown in-house, along with produced extracts. Inventory consisted of $13,395 of raw materials, $59,545 of work in progress and $100,200 of finished goods at June 30, 2020, and $24,682 of raw materials at December 31, 2019, respectively.

Note 7 – Other Current Assets

Other current assets included the following as of June 30, 2020 and December 31, 2019, respectively:

	June 30,	December 31,
	2020	2019
VAT tax receivable	$75,071	$54,814
Prepaid expenses	95,771	132,338
Other receivables	41,215	79,954
Total	$212,057	$267,106

Note 8 – Security Deposits

Security deposits included the following as of June 30, 2020 and December 31, 2019, respectively:

	June 30,	December 31,
	2020	2019
Refundable deposit on equipment purchase	$50,000	$50,000
Security deposits on leases held in Colombia	16,244	18,033
Security deposit on office lease	4,494	4,494
Security deposit on utilities	660	-
	$71,398	$72,527

Note 9 – Fixed Assets

Fixed assets consist of the following at June 30, 2020 and December 31, 2019, respectively:

	June 30,	December 31,
	2020	2019
Land	$138,248	$138,248
Office equipment	44,027	44,027
Furniture and fixtures	27,914	27,914
Equipment and machinery	176,285	174,072
Construction in progress	335,231	335,231
	721,705	719,492
Less: accumulated depreciation	(35,839)	(21,629)
Total	$685,866	$697,863

Construction in progress consists of equipment and capital improvements on the Popayán farm have not yet been placed in service.

Depreciation and amortization expense totaled $14,210 and $5,005 for the six months ended June 30, 2020 and 2019, respectively.

ONE WORLD PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 10 – Accrued Expenses

Accrued expenses consisted of the following at June 30, 2020 and December 31, 2019, respectively:

	June 30,	December 31,
	2020	2019
Accrued payroll	$41,999	$67,479
Accrued withholding taxes and employee benefits	18,766	14,386
Accrued ICA fees and contributions	33,459	1,912
Accrued interest	46,942	25,888
	$141,166	$109,665

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

The components of lease expense were as follows:

For the Six
Months Ended
June 30,
2020
Operating lease cost:
Amortization of assets	$30,319
Interest on lease liabilities	15,901
Total lease cost	$46,220

Supplemental balance sheet information related to leases was as follows:

June 30,
2020
Operating leases:
Operating lease assets	$446,137

Current portion of operating lease liabilities	$56,933
Noncurrent operating lease liabilities	398,906
Total operating lease liabilities	$455,839

Weighted average remaining lease term:
Operating leases	9.25 years

Weighted average discount rate:
Operating leases	6.75%

ONE WORLD PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Supplemental cash flow and other information related to leases was as follows:

For the Six
Months Ended
June 30,
2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$52,513

Leased assets obtained in exchange for lease liabilities:
Total operating lease liabilities	$451,195

Future minimum annual lease commitments under non-cancelable operating leases are as follows at June 30, 2020:

Operating
Leases

2020	$92,800
2021	80,877
2022	34,528
2023	35,909
2024	37,345
Thereafter	198,669
Total minimum lease payments	480,128
Less interest	24,289
Present value of lease liabilities	455,839
Less current portion	56,933
Long-term lease liabilities	$398,906

ONE WORLD PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 12 – Convertible Note Payable

Convertible note payable consists of the following at June 30, 2020 and December 31, 2019, respectively:

	June 30,	December 31,
	2020	2019

On November 30, 2018, the Company received proceeds of $300,000 on a secured convertible note that carries a 6% interest rate from CSW Ventures, LP (“CSW”). The proceeds were used to fund the Company’s purchase of 875,000 shares of common stock, on a 1:4 split adjusted basis, of One World Pharma, Inc. The Note is due on demand. In the event that the Company consummated the closing of a public or private offering of its equity securities, resulting in gross proceeds of at least $500,000 (“Qualified Financing”) at any time prior to the repayment of this note, then the outstanding principal and unpaid interest may, at the option of the holder, be converted into such equity securities at a conversion price equal to eighty percent (80%) of the purchase price paid by the investors purchasing the equity securities in the Qualified Financing. A Qualified Financing subsequently occurred on February 4, 2019, at which time the convertible note became convertible at a fixed conversion price of $0.40 per share. The Company’s obligations under this Note are secured by a lien on the assets of the Company.	$300,000	$300,000

On July 22, 2019, a total of $207,332, consisting of $200,000 of principal and $7,332 of unpaid interest, on two outstanding demand notes owed to CSW that originated on November 26, 2018 and December 26, 2018, were exchanged for a convertible promissory note in the principal amount of $207,332, due on demand (the “Second Convertible CSW Note”). The Second Convertible CSW Note bears interest at 6% per annum and is convertible at the option of the holder into shares of common stock at a price of $0.50 per share.	207,332	207,332
Less: unamortized debt discounts	-	-
Convertible note payable	$507,332	$507,332

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

The Company recorded interest expense pursuant to the stated interest rates on the convertible notes in the amount of $15,178 and $10,323 for the six months ended June 30, 2020 and 2019, respectively, and $125,000 of interest expense related to the debt discount for the six months ended June 30, 2019.

ONE WORLD PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 13 – Notes Payable

Notes payable consists of the following at June 30, 2020 and December 31, 2019, respectively:

	June 30,	December 31,
	2020	2019

On May 4, 2020, the Company received an advance of $20,000 from Woodman Management pursuant to an unsecured promissory note due on demand that carried a 6% interest rate. The advance was repaid by the Company on May 14, 2020.	$-	$-

On various dates between January 29, 2020 and March 31, 2020, the Company received advances from CSW Ventures, LP aggregating of $86,000, pursuant to unsecured promissory notes due on demand that carry a 6% interest rate, as follows:
$25,000 – January 29, 2020 $25,000 – February 13, 2020 $15,000 – February 26, 2020 $15,000 – March 11, 2020 $ 6,000 – March 31, 2020	86,000	-

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

Under the Payroll Protection Program, the Company will be eligible for loan forgiveness up to the full amount of the PPP Note and any accrued interest. The forgiveness amount will be equal to the amount that the Company spends during the 24-week period beginning May 4, 2020 on payroll costs, payment of rent on any leases in force prior to February 15, 2020 and payment on any utility for which service began before February 15, 2020. The maximum amount of loan forgiveness for non-payroll expenses is 40% of the amount of the PPP Note. No assurance is provided that the Company will obtain forgiveness of the PPP Note in whole or in part.

The PPP Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, or provisions of the promissory note. The occurrence of an event of default may result in a claim for the immediate repayment of all amounts outstanding under the PPP Note.

	119,274	-

On April 2, 2020, the Company received an advance of $6,000 from MCK Investments LLC, a Company principally owned by the Company’s Chairman of the Board, Dr. Kenneth Perego, II, on an unsecured promissory note due on demand that carries a 6% interest rate.	6,000	-

On November 14, 2019, the Company received an advance of $50,000 from MCK Investments LLC, pursuant to an unsecured promissory note due on demand that carries a 6% interest rate.	50,000	50,000

On November 14, 2019, the Company received an additional advance of $80,000 from MCK Investments LLC, pursuant to an unsecured promissory note due on demand that carries a 6% interest rate.	80,000	80,000

Total notes payable	$341,274	$130,000

The Company recorded interest expense in the amount of $5,876 and $18,408 for the six months ended June 30, 2020 and 2019, respectively.

The Company recognized interest expense for the six months ended June 30, 2020 and 2019, as follows:

	June 30,	June 30,
	2020	2019

Interest on convertible notes	$15,178	$10,323
Interest on advances from shareholders	-	12,457
Interest on notes payable	5,876	5,951
Amortization of beneficial conversion features	-	125,000
Interest on accounts payable	-	1,965
Total interest expense	$21,054	$155,696

ONE WORLD PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 14 – Series A Preferred Stock

Preferred Stock

The Company has 10,000,000 authorized shares of $0.001 par value “blank check” preferred stock, of which 500,000 shares have been designated Series A Preferred Stock. Each share of Preferred Stock is currently convertible into fifty (50) shares of the Company’s common stock. The Series A Preferred Stock accrues dividends at the rate of 6% per annum, payable annually in cash or additional shares of Series A Preferred Stock, at the Company’s election. As of June 30, 2020, there were 40,000 shares of Series A Preferred Stock issued and outstanding.

Preferred Stock Sales

On various dates between April 14, 2020 and June 29, 2020, the Company received total proceeds of $400,000 from the sale of 40,000 units, consisting in the aggregate of 40,000 shares of Series A Preferred Stock and five-year warrants to purchase 2,000,000 shares of common stock at an exercise price of $0.25 per share to fourteen accredited investors. The proceeds received were allocated between the Series A Preferred Stock and warrants on a relative fair value basis.

Note 15 – Changes in Stockholders’ Equity

Common Stock

The Company is authorized to issue an aggregate of 300,000,000 shares of common stock with a par value of $0.001. As of June 30, 2020, there were 50,360,305 shares of common stock issued and outstanding.

Common Stock Issued on Subscriptions Payable

On January 6, 2020, the Company issued 500,000 shares of common stock on a Subscriptions Payable for the December 31, 2019 sale of common stock at $0.50 per share for proceeds of $25,000.

Common Stock Issued for Services, Employees and Consultants

On various dates between January 4, 2020 and May 31, 2020, the Company awarded an aggregate of 2,006,000 shares of common stock to ten employees and consultants for services provided. The aggregate fair value of the common stock was $1,318,000 based on the closing price of the Company’s common stock on the date of grant.

On June 3, 2020, the Company awarded 200,000 shares of common stock to a consultant for services performed. The aggregate fair value of the common stock was $120,000 based on the closing price of the Company’s common stock on the date of grant.

Common Stock Issued for Services, Officers and Directors

On June 3, 2020, the Company awarded 500,000 shares of common stock to the Company’s Chief Executive Officer, Isiah L. Thomas III, as a signing bonus. The aggregate fair value of the common stock was $275,000 based on the closing price of the Company’s common stock on the date of grant.

On June 3, 2020, the Company awarded 2,000,000 shares of common stock to the Company’s former Chief Executive Officer, Craig Ellins, pursuant to a Separation Agreement. The aggregate fair value of the common stock was $1,100,000 based on the closing price of the Company’s common stock on the date of grant.

On May 31, 2020, the Company awarded 350,000 shares of common stock to the Company’s Chairman of the Board, Dr. Ken Perego, for services provided. The aggregate fair value of the common stock was $196,000 based on the closing price of the Company’s common stock on the date of grant.

Amortization of Stock-Based Compensation

A total of $1,549,199 of stock-based compensation expense was recognized from the amortization of options to purchase common stock over their vesting period during the six months ended June 30, 2020.

ONE WORLD PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Common Stock Options Issued for Services

On June 3, 2020, the Company awarded options to purchase 5,500,000 shares of the Company’s Common Stock at an exercise price equal to $0.55 per share to Isiah L. Thomas III, the Company’s Chief Executive Officer and Vice Chairman. The options were issued outside of the Company’s 2019 Plan and are exercisable over a ten year period. The Options vest as to 1,500,000 shares immediately, as to 1,000,000 shares 120 days following the issuance of the Option (the “Second Vesting Date”), and as to the remaining 3,000,000 shares vesting quarterly over the three years following the Second Vesting Date. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 195% and a call option value of $0.5435, was $2,989,504. The options are being expensed over the vesting period, resulting in $863,634 of stock-based compensation expense during the six months ended June 30, 2020. As of June 30, 2019, a total of $2,125,870 of unamortized expenses are expected to be expensed over the vesting period.

On May 31, 2020, the Company awarded options to purchase 350,000 shares of the Company’s Common Stock at an exercise price equal to $0.56 per share to the Company’s Chairman of the Board, Dr. Ken Perego. The Options vest as to 116,667 shares immediately, with the remaining 233,333 shares vesting quarterly over the following two years, beginning October 1, 2020. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 195% and a call option value of $0.5510, was $192,833. The options are being expensed over the vesting period, resulting in $69,346 of stock-based compensation expense during the six months ended June 30, 2020. As of June 30, 2019, a total of $123,487 of unamortized expenses are expected to be expensed over the vesting period.

On May 31, 2020, the Company awarded options to purchase 350,000 shares of the Company’s Common Stock at an exercise price equal to $0.56 per share to Bruce Raben, a Director of the Company. The Options vest as to 116,667 shares immediately, with the remaining 233,333 shares vesting quarterly over the following two years, beginning October 1, 2020. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 195% and a call option value of $0.5510, was $192,833. The options are being expensed over the vesting period, resulting in $69,346 of stock-based compensation expense during the six months ended June 30, 2020. As of June 30, 2019, a total of $123,487 of unamortized expenses are expected to be expensed over the vesting period.

On May 31, 2020, the Company awarded options to purchase an aggregate 2,000,000 shares of the Company’s Common Stock at an exercise price equal to $0.56 per share to eight consultants and employees. The Options vest as to 666,667 shares immediately, with the remaining 1,333,333 shares vesting quarterly over the following three years, beginning October 1, 2020. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 195% and a call option value of $0.5531, was $1,106,232. The options are being expensed over the vesting period, resulting in $388,393 of stock-based compensation expense during the six months ended June 30, 2020. As of June 30, 2019, a total of $717,840 of unamortized expenses are expected to be expensed over the vesting period.

Note 17 – Income Taxes

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the six months ended June 30, 2020, and the year ended December 31, 2019, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At June 30, 2020, the Company had approximately $5,247,000 of federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2025.

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at June 30, 2020 and December 31, 2019, respectively.

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

ONE WORLD PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 18 – Subsequent Events

Debt Repayment, Related Party

On various dates between, July 2, 2020 and July 6, 2020, the Company repaid a total of $140,983 of indebtedness owed to MCK Investments LLC, consisting of $136,000 of principal and $4,983 of interest. The Company’s Chairman of the Board, Dr. Kenneth Perego, II, is the controlling member of MCK Investments LLC.

Preferred Stock Sales

On July 1, 2020, the Company received proceeds of $110,000 from the sale of 11,000 units to the Company’s Chairman of the Board, Dr. Dr. Ken Perego. Each unit consisted of one share of Series A Preferred Stock and five-year warrants to purchase 50 shares of common stock at an exercise price of $0.25 per share. The proceeds received were allocated between the preferred stock and warrants on a relative fair value basis.

On July 1, 2020, the Company received total proceeds of $120,000 from the sale of 12,000 units, consisting in the aggregate of 12,000 shares of Series A Preferred Stock and five-year warrants to purchase 600,000 shares of common stock at an exercise price of $0.25 per share, to two accredited investors. The proceeds received were allocated between the preferred stock and warrants on a relative fair value basis.

Common Stock Options Issued for Services

On July 1, 2020, the Company awarded options to purchase 125,000 shares of the Company’s Common Stock at an exercise price equal to $0.38 per share to a consultant. The options were issued outside of the Company’s 2019 Plan and are exercisable over a ten year period. The Options will vest quarterly over six months.

On July 1, 2020, the Company awarded options to purchase 1,000,000 shares of the Company’s Common Stock at an exercise price equal to $0.38 per share to a consultant. The options were issued outside of the Company’s 2019 Plan and are exercisable over a ten year period. The Options will vest quarterly over three years.

On July 1, 2020, the Company awarded options to purchase 125,000 shares of the Company’s Common Stock at an exercise price equal to $0.38 per share to a consultant for Advisory Board services. The options were issued outside of the Company’s 2019 Plan and are exercisable over a ten year period. The Options will vest quarterly over one year.

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

Overview

Through our wholly-owned subsidiary, One World Pharma S.A.S, a licensed cannabis cultivation, production and distribution (export) company located in Popayán, Colombia (nearest major city is Cali), we plan to produce raw cannabis and hemp plant ingredients for both medical and industrial uses across the globe. We have received licenses to cultivate, produce and distribute the raw ingredients of the cannabis and hemp plant for medicinal, scientific and industrial purposes. Specifically, we are one of the few companies in Colombia to receive seed, cultivation, extraction and export licenses from the Colombian government. Currently, we own approximately 30 acres and have a covered greenhouse built specifically to cultivate high-grade cannabis and hemp. In addition, we have entered into agreements with local farming co-operatives that include small farmers and indigenous tribe members, under which they will cultivate cannabis on up to approximately 140 acres of land using our seeds and propagation techniques, and sell their harvested products to us on an exclusive basis. We planted our first crop of cannabis in 2018, which we began harvesting in the first quarter of 2019 for the purpose of further research and development activities and quality control testing of the cannabis we have produced. We generated initial sales of fully registered non-psychoactive seeds during the second quarter of 2020.

On June 3, 2020, we appointed Isiah L. Thomas III to serve as the Company’s Chief Executive Officer and Vice Chairman pursuant to a letter agreement with the Company; entered into a Separation and Release Agreement with Craig Ellins, pursuant to which Mr. Ellins resigned from all of his positions with the Company and its subsidiaries, including his positions as Chief Executive Officer and Chairman of the Board of the Company; and appointed Dr. Kenneth Perego, II to serve as the Executive Chairman of the Company’s Board of Directors.

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

Results of Operations for the Three Months Ended June 30, 2020 and 2019:

The following table summarizes selected items from the statement of operations for the three months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Increase /
	2020	2019	(Decrease)
Revenues	$60,786	$-	$60,786
Cost of goods sold	16,751	-	16,751
Gross profit	44,035	-	44,035

Operating expenses:
General and administrative	2,222,320	565,167	1,657,153
Professional fees	2,204,501	741,542	1,462,959
Total operating expenses:	4,426,821	1,306,709	3,120,112

Operating loss	(4,382,786)	(1,306,709)	3,076,077

Total other income (expense)	(10,545)	(18,519)	(7,974)

Net loss	$(4,393,331)	$(1,325,228)	$3,068,103

Revenues

We began to generate revenues from the sale of seeds during the three months ended June 30, 2020. Revenues were $60,786 for the three months ended June 30, 2020.

Cost of Goods Sold

Cost of goods sold for the three months ended June 30, 2020 were $16,751. Cost of goods sold consists primarily of labor, agricultural raw materials, depreciation and overhead.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2020 were $2,222,320, compared to $565,167 during the three months ended June 30, 2019, an increase of $1,657,153, or 293%. The expenses for the current period consisted primarily of compensation expenses, office rent, and travel costs. General and administrative expenses increased primarily due to increased stock-based compensation issued to officers, as offset to a lesser degree by staffing reductions related to the worldwide economic disruption from COVID-19 in the current period. General and administrative expenses included non-cash, stock-based compensation of $1,973,799 and $-0- during the three months ended June 30, 2020 and 2019, respectively.

Professional Fees

Professional fees for the three months ended June 30, 2020 were $2,204,501, compared to $741,542 during the three months ended June 30, 2019, an increase of $1,462,959, or 197%. Professional fees included non-cash, stock-based compensation of $2,021,122 and $395,715 during the three months ended June 30, 2020 and 2019, respectively. Professional fees increased primarily due to increased stock-based compensation during the current period.

Other Income (Expense)

Other expenses, on a net basis, for the three months ended June 30, 2020 were $10,545, compared to other expenses, on a net basis, of $18,519 during the three months ended June 30, 2019, a decrease in net expenses of $7,974, or 43%. Other expenses consisted of $10,545 of interest expense for the three months ended June 30, 2020, compared to a $4,087 loss on disposal of fixed assets, and $14,579 of interest expense, as offset by $147 of interest income, during the three months ended June 30, 2019.

Net Loss

Net loss for the three months ended June 30, 2020 was $4,393,331, or $0.09 per share, compared to $1,325,228, or $0.03 per share, during the three months ended June 30, 2019, an increase of $3,068,103, or 232%. The net loss increased primarily due to increased stock-based compensation during the current period, as partially offset by reductions in operating costs related to the worldwide economic disruption from COVID-19 in the current period.

Results of Operations for the Six Months Ended June 30, 2020 and 2019:

The following table summarizes selected items from the statement of operations for the six months ended June 30, 2020 and 2019.

	Six Months Ended June 30,		Increase /
	2020	2019	(Decrease)
Revenues	$60,786	$-	$60,786
Cost of goods sold	16,751	-	16,751
Gross profit	44,035	-	44,035

Operating expenses:
General and administrative	2,513,373	1,044,787	1,468,586
Professional fees	3,090,855	1,444,422	1,646,433
Total operating expenses:	5,604,228	2,489,209	3,115,019

Operating loss	(5,560,193)	(2,489,209)	3,070,984

Total other income (expense)	(21,054)	(159,535)	(138,481)

Net loss	$(5,581,247)	$(2,648,744)	$3,103,707

Revenues

We began to generate revenues from the sale of seeds during the second quarter of 2020. Revenues were $60,786 for the six months ended June 30, 2020.

Cost of Goods Sold

Cost of goods sold for the six months ended June 30, 2020 were $16,751. Cost of goods sold consists primarily of labor, agricultural raw materials, depreciation and overhead.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2020 were $2,513,373, compared to $1,044,787 during the six months ended June 30, 2019, an increase of $1,468,586, or 141%. The expenses for the current period consisted primarily of compensation expenses, office rent, and travel costs. General and administrative expenses increased primarily due to increased stock-based compensation issued to officers, as offset to a lesser degree by staffing reductions related to the worldwide economic disruption from COVID-19 in the current period. General and administrative expenses included non-cash, stock-based compensation of $1,973,799 and $-0- during the six months ended June 30, 2020 and 2019, respectively

Professional Fees

Professional fees for the six months ended June 30, 2020 were $3,090,855, compared to $1,444,422 during the six months ended June 30, 2019, an increase of $1,646,433, or 114%. Professional fees included non-cash, stock-based compensation of $2,584,400 and $664,255 during the six months ended June 30, 2020 and 2019, respectively. Professional fees increased primarily due to increased stock-based compensation during the current period.

Other Income (Expense)

Other expenses, on a net basis, for the six months ended June 30, 2020 were $21,054, compared to other expenses, on a net basis, of $159,535 during the six months ended June 30, 2019, a decrease in net expenses of $138,481, or 87%. Other expenses consisted of $21,054 of interest expense for the six months ended June 30, 2020, compared to a $4,087 loss on disposal of fixed assets, and $155,696 of interest expense, as offset by $248 of interest income, during the six months ended June 30, 2019.

Net Loss

Net loss for the six months ended June 30, 2020 was $5,581,247, or $0.12 per share, compared to $2,648,744, or $0.06 per share, during the six months ended June 30, 2019, an increase of $3,103,707, or 124%. The net loss increased primarily due to increased stock-based compensation during the current period, as partially offset by reductions in operating costs related to the worldwide economic disruption from COVID-19 in the current period.

Liquidity and Capital Resources

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, financing activities and effect of exchange rate changes on cash for the six months ended June 30, 2020 and 2019:

	2020	2019
Operating Activities	$(761,224)	$(1,933,479)
Investing Activities	(2,213)	(366,585)
Financing Activities	611,274	2,243,602
Effect of Exchange Rate Changes on Cash	(28,203)	143,001
Net Increase (Decrease) in Cash	$(180,366)	$86,539

Net Cash Used in Operating Activities

During the six months ended June 30, 2020, net cash used in operating activities was $761,224, compared to net cash used in operating activities of $1,933,479 for the six months ended June 30, 2019. The cash used in operating activities was primarily attributable to our net loss.

Net Cash Used in Investing Activities

During the six months ended June 30, 2020, net cash used in investing activities was $2,213, compared to net cash used in investing activities of $366,585 for the six months ended June 30, 2019. The cash used in investing activities consisted of purchases of fixed assets.

Net Cash Provided by Financing Activities

During the six months ended June 30, 2020, net cash provided by financing activities was $611,274, compared to net cash provided by financing activities of $2,243,602 for the six months ended June 30, 2019. The current period consisted of $211,274 of debt financing, net of repayments, and $400,000 of proceeds from the sale of stock, compared to $293,000 of net proceeds received on debt financing and $1,950,602 of equity financing received during the six months ended June 30, 2019.

Ability to Continue as a Going Concern

As of June 30, 2020, our balance of cash on hand was $102,014, and we had negative working capital of $1,194,352 and an accumulated deficit of $13,748,413. We currently may not have sufficient funds to sustain our operations for the next twelve months and we may need to raise additional cash to fund our operations to the extent necessary to provide working capital.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied.

There was no impact on the Company’s financial statements from ASC 606 for the six months ended June 30, 2020, or the year ended December 31, 2019. Inventory consisted of $13,395 of raw materials, $59,545 of work in progress and $100,200 of finished goods at June 30, 2020.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Interim Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, including our inability to timely file this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following issuances of equity securities by the Company during the three month period ended June 30, 2020 were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder:

Preferred Stock Sales

On various dates between April 14, 2020 and June 29, 2020, the Company received total proceeds of $400,000 from the sale of 40,000 units, consisting in the aggregate of 40,000 shares of Series A Preferred Stock and five-year warrants to purchase 2,000,000 shares of common stock at an exercise price of $0.25 per share to fourteen accredited investors. Each share of Preferred Stock is currently convertible into 50 shares of the Company’s common stock.

Common Stock Issued for Services

On June 3, 2020, the Company awarded 500,000 shares of common stock, restricted in accordance with Rule 144, to the Company’s Chief Executive Officer, Isiah L. Thomas III, as a signing bonus.

On June 3, 2020, the Company awarded 2,000,000 shares of common stock, restricted in accordance with Rule 144, to the Company’s former Chief Executive Officer, Craig Ellins, pursuant to a Separation Agreement.

On June 3, 2020, the Company awarded 200,000 shares of common stock, restricted in accordance with Rule 144, to the Company’s Interim Chief Financial Officer, Eric Stoppenhagen, as a signing bonus.

On May 31, 2020, the Company awarded 350,000 shares of common stock, restricted in accordance with Rule 144, to the Company’s Chairman of the Board, Dr. Ken Perego, for services provided.

On May 31, 2020, the Company awarded an aggregate of 1,600,000 shares of common stock, restricted in accordance with Rule 144, to six employees and consultants for services provided.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. Exhibits

Exhibit	Description
2.1	Agreement and Plan of Merger dated February 21, 2019, among the Registrant, OWP Merger Subsidiary Inc. and OWP Ventures, Inc. (incorporated by reference to Exhibit 2.1 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on February 25, 2019)
3.1	Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 24, 2014)
3.2	Certificate of Amendment to Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 8, 2019)
3.3	Certificate of Amendment to Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2020)
3.4	Certificate of Designation of Series A Preferred Stock of the Registrant dated June 1, 2020 (incorporated by reference to Exhibit 3.4 of the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 26, 2020)
3.5	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 24, 2014)
4.1	Description of Securities (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form 10-K filed with the Securities and Exchange Commission on May 29, 2020)
10.1	Promissory Note dated May 4, 2020, made by OWP Ventures, Inc. in favor of Customers Bank (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on May 8, 2020)
10.2	Separation and Release Agreement between One World Pharma, Inc. and Craig Ellins, dated June 3, 2020 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on June 9, 2020)
10.3	Letter Agreement between One World Pharma, Inc. and Isiah L. Thomas III, dated June 3, 2020 (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on June 9, 2020)
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
31.2*	Certification of Interim Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
32.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Interim Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Labels Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2020

One World Pharma, Inc.

/s/ Isiah L. Thomas III
Isiah L. Thomas III
Chief Executive Officer
(Principal Executive Officer)

/s/ Bruce Raben
Bruce Raben
Interim Chief Financial Officer
(Principal Financial Officer)

