Form 10-Q
period 2020-09-30
One World Pharma, Inc.
filed 2020-11-23
CIK 1622244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

The number of shares of registrant’s common stock outstanding as of November 20, 2020 was 51,485,305.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ONE WORLD PHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2020	2019
	(Unaudited)
Assets
Current assets:
Cash	$20,879	$282,380
Inventory	226,204	24,682
Other current assets	195,811	267,106
Total current assets	442,894	574,168

Right-of-use assets	423,695	502,706
Security deposits	70,895	72,527
Fixed assets, net	711,950	697,863

Total Assets	$1,649,434	$1,847,264

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$602,887	$330,521
Accrued expenses	240,102	109,665
Dividends payable	14,870	-
Current portion of lease liabilities	58,155	55,101
Convertible notes payable	-	507,332
Notes payable	119,274	130,000
Total current liabilities	1,035,288	1,132,619

Long-term lease liability	377,170	453,251

Total Liabilities	1,412,458	1,585,870

Series A convertible preferred stock, $0.001 par value, 500,000 shares authorized; 147,833 and -0- issued and outstanding at September 30, 2020 and December 31, 2019, respectively	1,478,330	-

Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value, 9,500,000 shares authorized; no shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized; 51,235,305 and 44,804,305 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	51,235	44,804
Additional paid-in capital	13,595,826	8,150,004
Subscriptions payable, consisting of 250,000 and 500,000 shares at September 30, 2020 and December 31, 2019, respectively	45,000	250,000
Accumulated other comprehensive loss	(44,948)	(16,248)
Accumulated (deficit)	(14,888,467)	(8,167,166)
Total Stockholders’ Equity (Deficit)	(1,241,354)	261,394

Total Liabilities and Stockholders’ Equity (Deficit)	$1,649,434	$1,847,264

See accompanying notes to financial statements.

ONE WORLD PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Revenues	$42,598	$-	$103,384	$-
Cost of goods sold	7,682	-	24,433	-
Gross profit	34,916	-	78,951	-

Operating expenses:
General and administrative	803,342	589,027	3,316,715	1,633,814
Professional fees	364,111	986,523	3,454,966	2,430,945
Total operating expenses	1,167,453	1,575,550	6,771,681	4,064,759

Operating loss	(1,132,537)	(1,575,550)	(6,692,730)	(4,064,759)

Other income (expense):
Loss on disposal of fixed assets	-	-	-	(4,087)
Interest income	-	3,621	-	3,869
Interest expense	(7,517)	(225,053)	(28,571)	(380,749)
Total other expense	(7,517)	(221,432)	(28,571)	(380,967)

Net loss	$(1,140,054)	$(1,796,982)	$(6,721,301)	$(4,445,726)

Other comprehensive loss:
Loss on foreign currency translation	$(497)	$(164,122)	$(28,700)	$(21,121)

Net other comprehensive loss	$(1,140,551)	$(1,961,104)	$(6,750,001)	$(4,466,847)

Weighted average number of common shares outstanding - basic and fully diluted	48,588,395	42,069,859	47,982,936	39,888,654

Net loss per share - basic and fully diluted	$(0.02)	$(0.04)	$(0.14)	$(0.11)

Dividends declared per share of common stock	$(0.00)	$(0.00)	$(0.00)	$(0.00)

See accompanying notes to financial statements.

ONE WORLD PHARMA, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	For the Three Months Ended September 30, 2019
	Series A							Accumulated
	Convertible				Additional			Other			Total
	Preferred Stock		Common Stock		Paid-In	Subscriptions	Subscriptions	Comprehensive	Accumulated	Noncontrolling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Payable	Income (Loss)	Deficit	Interest	Equity (Deficit)

Balance, June 30, 2019	-	$-	39,922,899	$39,923	$4,503,966	$-	$-	$138,911	$(4,608,726)	$-	$74,074

Common stock sold for cash	-	-	4,509,000	4,509	2,249,991	-	-	-	-	-	2,254,500

Common stock payable for services	-	-	-	-	-	-	160,000	-	-	-	160,000

Cashless exercise of common stock options	-	-	51,040	51	(51)	-	-	-	-	-	-

Amortization of common stock options issued for services	-	-	-	-	430,270	-	-	-	-	-	430,270

Beneficial conversion feature on convertible note	-	-	-	-	207,332	-	-	-	-	-	207,332

Loss on foreign currency translation	-	-	-	-	-	-	-	(164,122)	-	-	(164,122)

Net loss for the three months ended September 30, 2019	-	-	-	-	-	-	-	-	(1,796,982)	-	(1,796,982)

Balance, September 30, 2019	-	$-	44,482,939	$44,483	$7,391,508	$-	$160,000	$(25,211)	$(6,405,708)	$-	$1,165,072

	For the Three Months Ended September 30, 2020
	Series A							Accumulated
	Convertible				Additional			Other			Total
	Preferred Stock		Common Stock		Paid-In	Subscriptions	Subscriptions	Comprehensive	Accumulated	Noncontrolling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Payable	Income (Loss)	Deficit	Interest	Equity (Deficit)

Balance, June 30, 2020	40,000	$400,000	50,360,305	$50,360	$12,952,647	$-	$-	$(44,451)	$(13,748,413)	$-	$(789,857)

Preferred stock units sold for cash	107,833	1,078,330	-	-	-	-	-	-	-	-	-

Common stock issued for services	-	-	875,000	875	331,625	-	-	-	-	-	332,500

Common stock payable for services	-	-	-	-	-	-	45,000	-	-	-	45,000

Amortization of common stock options issued for services	-	-	-	-	326,424	-	-	-	-	-	326,424

Loss on foreign currency translation	-	-	-	-	-	-	-	(497)	-	-	(497)

Series A convertible preferred stock declared ($0.60 per share)	-	-	-	-	(14,870)	-	-	-	-	-	(14,870)

Net loss for the three months ended September 30, 2020	-	-	-	-	-	-	-	-	(1,140,054)	-	(1,140,054)

Balance, September 30, 2020	147,833	$1,478,330	51,235,305	$51,235	$13,595,826	$-	$45,000	$(44,948)	$(14,888,467)	$-	$(1,241,354)

	For the Nine Months Ended September 30, 2019
	Series A							Accumulated
	Convertible				Additional			Other			Total
	Preferred Stock		Common Stock		Paid-In	Subscriptions	Subscriptions	Comprehensive	Accumulated	Noncontrolling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Payable	Income (Loss)	Deficit	Interest	Equity (Deficit)

Balance, December 31, 2018	-	$-	34,291,905	$34,292	$1,278,352	$(602)	$-	$(4,090)	$(1,959,982)	$(101)	$(652,131)

Cash received on subscriptions receivable of OWP Ventures, Inc.	-	-	-	-	-	602	-	-	-	-	602

Common stock sold for cash	-	-	8,409,000	8,409	4,196,091	-	-	-	-	-	4,204,500

Common stock payable for services	-	-	-	-	-	-	160,000	-	-	-	160,000

Cashless exercise of common stock options	-	-	51,040	51	(51)	-	-	-	-	-	-

Issuance of common stock of OWP Ventures, Inc. on debt conversion	-	-	1,253,493	1,253	500,144	-	-	-	-	-	501,397

Common stock issued for services, OWP Ventures, Inc.	-	-	30,000	30	14,970	-	-	-	-	-	15,000

Amortization of common stock options issued for services, OWP Ventures, Inc.	-	-	-	-	88,297	-	-	-	-	-	88,297

Exchange of OWP Ventures, Inc. shares for One World Pharma, Inc. shares (1:1)	-	-	1,322,501	1,323	(10,730)	-	-	-	-	101	(9,306)

Common stock cancelled pursuant to merger with OWP Ventures, Inc.	-	-	(875,000)	(875)	875	-	-	-	-	-	-

Amortization of common stock options issued for services	-	-	-	-	991,228	-	-	-	-	-	991,228

Beneficial conversion feature on convertible note	-	-	-	-	332,332	-	-	-	-	-	332,332

Loss on foreign currency translation	-	-	-	-	-	-	-	(21,121)	-	-	(21,121)

Net loss for the nine months ended September 30, 2019	-	-	-	-	-	-	-	-	(4,445,726)	-	(4,445,726)

Balance, September 30, 2019	-	$-	44,482,939	$44,483	$7,391,508	$-	$160,000	$(25,211)	$(6,405,708)	$-	$1,165,072

	For the Nine Months Ended September 30, 2020
	Series A							Accumulated
	Convertible				Additional			Other			Total
	Preferred Stock		Common Stock		Paid-In	Subscriptions	Subscriptions	Comprehensive	Accumulated	Noncontrolling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Payable	Income (Loss)	Deficit	Interest	Equity (Deficit)

Balance, December 31, 2019	-	$-	44,804,305	$44,804	$8,150,004	$-	$250,000	$(16,248)	$(8,167,166)	$-	$261,394

Preferred stock units sold for cash	147,833	1,478,330	-	-	-	-	-	-	-	-	-

Common stock sold for cash	-	-	500,000	500	249,500	-	(250,000)	-	-	-	-

Common stock issued for services	-	-	5,931,000	5,931	3,335,569	-	-	-	-	-	3,341,500

Common stock payable for services	-	-	-	-	-	-	45,000	-	-	-	45,000

Amortization of common stock options issued for services	-	-	-	-	1,875,623	-	-	-	-	-	1,875,623

Loss on foreign currency translation	-	-	-	-	-	-	-	(28,700)	-	-	(28,700)

Series A convertible preferred stock declared ($0.60 per share)	-	-	-	-	(14,870)	-	-	-	-	-	(14,870)

Net loss for the nine months ended September 30, 2020	-	-	-	-	-	-	-	-	(6,721,301)	-	(6,721,301)

Balance, September 30, 2020	147,833	$1,478,330	51,235,305	$51,235	$13,595,826	$-	$45,000	$(44,948)	$(14,888,467)	$-	$(1,241,354)

See accompanying notes to financial statements.

ONE WORLD PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities
Net loss	$(6,721,301)	$(4,445,726)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	23,706	9,432
Loss on disposal of fixed assets	-	4,087
Amortization of debt discounts	-	332,332
Stock-based compensation	3,386,498	175,000
Amortization of options issued for services	1,875,623	1,079,525
Decrease (increase) in assets:
Inventory	(201,522)	(22,097)
Other current assets	71,295	(235,096)
Right-of-use assets	79,011	(248,541)
Security deposits	1,632	(61,301)
Increase (decrease) in liabilities:
Accounts payable	272,366	23,123
Accrued expenses	130,437	21,986
Lease liability	(73,027)	251,789
Net cash used in operating activities	(1,155,282)	(3,115,487)

Cash flows from investing activities
Purchase of fixed assets	(37,793)	(224,597)
Net cash used in investing activities	(37,793)	(224,597)

Cash flows from financing activities
Proceeds from convertible note payable	-	500,000
Repayment of convertible note payable	(507,332)	-
Repayment of advances from shareholders	-	(314,141)
Proceeds from notes payable	261,274	-
Repayment of notes payable	(272,000)	-
Proceeds from subscriptions receivable	-	602
Proceeds from sale of preferred and common stock	1,478,332	4,004,500
Net cash provided by financing activities	960,274	4,190,961

Effect of exchange rate changes on cash	(28,700)	(21,121)

Net increase (decrease) in cash	(261,501)	829,756
Cash - beginning	282,380	125,846
Cash - ending	$20,879	$955,602

Supplemental disclosures:
Interest paid	$4,983	$35,402
Income taxes paid	$-	$-

Non-cash investing and financing transactions:
Fair value of net assets acquired in merger	$-	$9,306
Value of shares issued for conversion of debt	$-	$701,397
Beneficial conversion feature	$-	$332,332
Dividends payable	$14,870	$-

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

ONE WORLD PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the following entities, all of which were under common control and ownership at September 30, 2020:

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

ONE WORLD PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Cash in Excess of FDIC Insured Limits

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000, under current regulations. The Company did not have cash in excess of FDIC insured limits at September 30, 2020.

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

There was no impact on the Company’s financial statements from ASC 606 for the nine months ended September 30, 2020, or the year ended December 31, 2019. Inventory consisted of $93,560 of raw materials, $42,622 of work in progress and $90,022 of finished goods at September 30, 2020.

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

Note 2 –Going Concern

As shown in the accompanying condensed consolidated financial statements as of September 30, 2020, the Company had cash on hand of $20,879, negative working capital of $592,394 and an accumulated deficit of $14,888,467, and the Company’s cash on hand will not be sufficient to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new customers to generate revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. Management believes these factors will contribute toward achieving profitability. There can be no assurance that we will be successful in achieving these objectives, becoming profitable or continuing our business without either a temporary interruption or a permanent cessation. Additional financing may result in substantial dilution to existing stockholders.

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

ONE WORLD PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Debt Repayment, Related Party

On various dates between, July 2, 2020 and July 6, 2020, the Company repaid a total of $140,983 of indebtedness owed to MCKP Investments LLC, consisting of $136,000 of principal and $4,983 of interest. The Company’s Chairman of the Board, Dr. Kenneth Perego, II, is the controlling member of MCKP Investments LLC.

Preferred Stock Sales

On September 1, 2020, the Company received proceeds of $26,000 from the sale of 2,600 units to the Company’s Chairman of the Board, Dr. Ken Perego. Each unit consisted of one share of Series A Preferred Stock and five-year warrants to purchase 50 shares of common stock at an exercise price of $0.25 per share. The proceeds received were allocated between the preferred stock and warrants on a relative fair value basis.

On July 10, 2020, the Company received proceeds of $110,000 from the sale of 11,000 units to the Company’s Chairman of the Board, Dr. Ken Perego. Each unit consisted of one share of Series A Preferred Stock and five-year warrants to purchase 50 shares of common stock at an exercise price of $0.25 per share. The proceeds received were allocated between the preferred stock and warrants on a relative fair value basis.

Common Stock Issued for Services, Officers and Directors

On May 31, 2020, the Company awarded 350,000 shares of common stock to the Company’s Chairman of the Board, Dr. Ken Perego, for services provided. The aggregate fair value of the common stock was $120,000 based on the closing price of the Company’s common stock on the date of grant.

Common Stock Options Issued for Services, Directors

On May 31, 2020, the Company awarded options to purchase 350,000 shares of the Company’s Common Stock at an exercise price equal to $0.56 per share to the Company’s Chairman of the Board, Dr. Ken Perego. The options will vest as to 116,667 shares immediately, with the remaining 233,333 shares quarterly over the following two years, beginning October 1, 2020. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 302% and a call option value of $0.5599, was $195,959. The options are being expensed over the vesting period, resulting in $86,263 of stock-based compensation expense during the nine months ended September 30, 2020. As of September 30, 2020, a total of $109,696 of unamortized expenses are expected to be expensed over the vesting period.

On May 31, 2020, the Company awarded options to purchase 350,000 shares of the Company’s Common Stock at an exercise price equal to $0.56 per share to one of the Company’s Directors, Bruce Raben. The options will vest as to 116,667 shares immediately, with the remaining 233,333 shares quarterly over the following two years, beginning October 1, 2020. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 302% and a call option value of $0.5599, was $195,959. The options are being expensed over the vesting period, resulting in $86,263 of stock-based compensation expense during the nine months ended September 30, 2020. As of September 30, 2020, a total of $109,696 of unamortized expenses are expected to be expensed over the vesting period.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheet as of September 30, 2020 and December 31, 2019, respectively:

	Fair Value Measurements at September 30, 2020
	Level 1	Level 2	Level 3
Assets
Cash	$20,879	$-	$-
Right-of-use asset	-	-	423,695
Total assets	20,879	-	423,695
Liabilities
Lease liabilities	-	-	435,325
Notes payable	-	119,274	-
Total liabilities	-	(119,274)	(435,325)
	$20,879	$(119,274)	$(11,630)

	Fair Value Measurements at December 31, 2019
	Level 1	Level 2	Level 3
Assets
Cash	$282,380	$-	$-
Right-of-use asset	-	-	502,706
Total assets	282,380	-	502,706
Liabilities
Lease liabilities	-	-	508,352
Convertible note payable	-	-	507,332
Notes payable	-	130,000	-
Total liabilities	-	130,000	1,015,684
	$282,380	$(130,000)	$(512,978)

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the nine months ended September 30, 2020 or the year ended December 31, 2019.

ONE WORLD PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 – Inventory

Inventories are stated at the lower of cost or market. Cost is determined on a standard cost basis that approximates the first-in, first-out (FIFO) method. Market is determined based on net realizable value. Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value. Our cannabis products consist of cannabis flower grown in-house, along with produced extracts. Inventory consisted of $93,560 of raw materials, $42,622 of work in progress and $90,022 of finished goods at September 30, 2020, and $24,682 of raw materials at December 31, 2019, respectively.

Note 7 – Other Current Assets

Other current assets included the following as of September 30, 2020 and December 31, 2019, respectively:

	September 30,	December 31,
	2020	2019
VAT tax receivable	$80,987	$54,814
Prepaid expenses	74,655	132,338
Other receivables	40,469	79,954
Total	$195,811	$267,106

Note 8 – Security Deposits

Security deposits included the following as of September 30, 2020 and December 31, 2019, respectively:

	September 30,	December 31,
	2020	2019
Refundable deposit on equipment purchase	$50,000	$50,000
Security deposits on leases held in Colombia	15,741	18,033
Security deposit on office lease	4,494	4,494
Security deposit on utilities	660	-
	$70,895	$72,527

Note 9 – Fixed Assets

Fixed assets consist of the following at September 30, 2020 and December 31, 2019, respectively:

	September 30,	December 31,
	2020	2019
Land	$138,248	$138,248
Buildings	41,665	-
Office equipment	44,027	44,027
Furniture and fixtures	27,914	27,914
Equipment and machinery	176,285	174,072
Construction in progress	329,146	335,231
	757,285	719,492
Less: accumulated depreciation	(45,335)	(21,629)
Total	$711,950	$697,863

Construction in progress consists of equipment and capital improvements on the Popayán farm have not yet been placed in service.

Depreciation and amortization expense totaled $23,706 and $9,432 for the nine months ended September 30, 2020 and 2019, respectively.

ONE WORLD PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 10 – Accrued Expenses

Accrued expenses consisted of the following at September 30, 2020 and December 31, 2019, respectively:

	September 30,	December 31,
	2020	2019
Accrued payroll	$97,132	$67,479
Accrued withholding taxes and employee benefits	10,123	14,386
Accrued ICA fees and contributions	83,371	1,912
Accrued interest	49,476	25,888
	$240,102	$109,665

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

The components of lease expense were as follows:

For the Nine
Months Ended
September 30,
2020
Operating lease cost:
Amortization of assets	$45,388
Interest on lease liabilities	23,149
Total lease cost	$68,537

Supplemental balance sheet information related to leases was as follows:

September 30,
2020
Operating leases:
Operating lease assets	$423,695

Current portion of operating lease liabilities	$58,155
Noncurrent operating lease liabilities	377,170
Total operating lease liabilities	$435,325

Weighted average remaining lease term:
Operating leases	9 years

Weighted average discount rate:
Operating leases	6.75%

ONE WORLD PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Supplemental cash flow and other information related to leases was as follows:

For the Nine
Months Ended
September 30,
2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$73,027

Leased assets obtained in exchange for lease liabilities:
Total operating lease liabilities	$548,216

Future minimum annual lease commitments under non-cancelable operating leases are as follows at September 30, 2020:

Operating
Leases

2020	$28,566
2021	80,877
2022	34,528
2023	35,909
2024	37,345
Thereafter	198,669
Total minimum lease payments	415,894
Less interest	19,431
Present value of lease liabilities	435,325
Less current portion	58,155
Long-term lease liabilities	$377,170

ONE WORLD PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 12 – Convertible Note Payable

Convertible note payable consists of the following at September 30, 2020 and December 31, 2019, respectively:

	September 30,	December 31,
	2020	2019

On November 30, 2018, the Company received proceeds of $300,000 on a secured convertible note that carries a 6% interest rate from CSW Ventures, LP (“CSW”). The proceeds were used to fund the Company’s purchase of 875,000 shares of common stock, on a 1:4 split adjusted basis, of One World Pharma, Inc. The Note is due on demand. In the event that the Company consummated the closing of a public or private offering of its equity securities, resulting in gross proceeds of at least $500,000 (“Qualified Financing”) at any time prior to the repayment of this note, then the outstanding principal and unpaid interest may, at the option of the holder, be converted into such equity securities at a conversion price equal to eighty percent (80%) of the purchase price paid by the investors purchasing the equity securities in the Qualified Financing. A Qualified Financing subsequently occurred on February 4, 2019; at which time the convertible note became convertible at a fixed conversion price of $0.40 per share. The Company’s obligations under this Note are secured by a lien on the assets of the Company. On September 14, 2020, the principal was repaid by the issuance of 30,000 shares of Series A Convertible Preferred Stock to CSW in satisfaction of obligation to repay such principal.	$-	$300,000

On July 22, 2019, a total of $207,332, consisting of $200,000 of principal and $7,332 of unpaid interest, on two outstanding demand notes owed to CSW that originated on November 26, 2018 and December 26, 2018, were exchanged for a convertible promissory note in the principal amount of $207,332, due on demand (the “Second Convertible CSW Note”). The Second Convertible CSW Note bears interest at 6% per annum and was convertible at the option of the holder into shares of common stock at a price of $0.50 per share. On September 14, 2020, the principal was repaid with $207,332 of such principal paid by the issuance of 20,733 shares of Series A Convertible Preferred Stock to CSW.	-	207,332
Less: unamortized debt discounts	-	-
Convertible note payable	$-	$507,332

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

The Company recorded interest expense pursuant to the stated interest rates on the convertible notes in the amount of $21,516 and $17,079 for the nine months ended September 30, 2020 and 2019, respectively, and $332,332 of interest expense related to the debt discount for the nine months ended September 30, 2019.

ONE WORLD PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 13 – Notes Payable

Notes payable consists of the following at September 30, 2020 and December 31, 2019, respectively:

	September 30,	December 31,
	2020	2019

On May 4, 2020, the Company received an advance of $20,000 from Woodman Management pursuant to an unsecured promissory note due on demand that carried a 6% interest rate. The advance was repaid by the Company on May 14, 2020.	$-	$-

On various dates between January 29, 2020 and March 31, 2020, the Company received advances from CSW Ventures, LP aggregating of $116,000, pursuant to unsecured promissory notes due on demand that carry a 6% interest rate, as follows: $25,000 – January 29, 2020 $25,000 – February 13, 2020 $15,000 – February 26, 2020 $15,000 – March 11, 2020 $ 6,000 – March 31, 2020 $10,000 – August 17, 2020 $20,000 – August 20, 2020 On September 14, 2020, the principal was repaid with $116,000 of such principal paid by the issuance of 11,600 shares of Series A Convertible Preferred Stock to CSW.	-	-

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

	119,274	-

On April 2, 2020, the Company received an advance of $6,000 from MCKP Investments LLC, a Company principally owned by the Company’s Chairman of the Board, Dr. Kenneth Perego, II, on an unsecured promissory note due on demand that carries a 6% interest rate. On July 2, 2020, the debt was repaid in full, including $90 of interest.	-	-

On November 14, 2019, the Company received an advance of $50,000 from MCKP Investments LLC, pursuant to an unsecured promissory note due on demand that carries a 6% interest rate. On July 2, 2020, the debt was repaid in full, including $1,882 of interest.	-	50,000

On November 14, 2019, the Company received an additional advance of $80,000 from MCKP Investments LLC, pursuant to an unsecured promissory note due on demand that carries a 6% interest rate. On July 2, 2020, the debt was repaid in full, including $3,011 of interest.	-	80,000

Total notes payable	$119,274	$130,000

ONE WORLD PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company recorded interest expense in the amount of $7,055 and $6,674 for the nine months ended September 30, 2020 and 2019, respectively.

The Company recognized interest expense for the nine months ended September 30, 2020 and 2019, as follows:

	September 30,	September 30,
	2020	2019

Interest on convertible notes	$21,516	$17,079
Interest on advances from shareholders	-	16,053
Interest on notes payable	7,055	6,674
Amortization of beneficial conversion features	-	332,332
Interest on accounts payable	-	8,611
Total interest expense	$28,571	$380,749

Note 14 – Series A Preferred Stock

Preferred Stock

The Company has 10,000,000 authorized shares of $0.001 par value “blank check” preferred stock, of which 500,000 shares have been designated Series A Preferred Stock. Each share of Preferred Stock is currently convertible into fifty (50) shares of the Company’s common stock. The Series A Preferred Stock accrues dividends at the rate of 6% per annum, payable annually in cash or additional shares of Series A Preferred Stock, at the Company’s election. As of September 30, 2020, there were 147,833 shares of Series A Preferred Stock issued and outstanding. The Series A Preferred Stock is presented as mezzanine equity on the balance sheet due to it carrying a stated value of $10 per share, and a deemed liquidation clause, which entitles the holder to receive, before and in preference to any distribution or payment of assets of the Corporation or the proceeds thereof may be made or set apart for the holders of junior securities an amount in cash equal to the stated value per share, plus an amount equal to any accrued and unpaid dividends.

Preferred Stock Sales

On various dates between April 14, 2020 and September 14, 2020, the Company received total proceeds of $1,478,330 from the sale of 147,833 units, consisting in the aggregate of 147,833 shares of Series A Preferred Stock and five-year warrants to purchase 7,391,650 shares of common stock at an exercise price of $0.25 per share to fourteen accredited investors. The proceeds received were allocated between the Series A Preferred Stock and warrants on a relative fair value basis.

Preferred Stock Dividends

The Series A Preferred Stock accrues dividends at the rate of 6% per annum, payable annually in cash or additional shares of Series A Preferred Stock, at the Company’s election. A total of $14,870 of dividends were payable as of September 30, 2020.

ONE WORLD PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 15 – Changes in Stockholders’ Equity

Common Stock

The Company is authorized to issue an aggregate of 300,000,000 shares of common stock with a par value of $0.001. As of September 30, 2020, there were 51,235,305 shares of common stock issued and outstanding.

Common Stock Issued on Subscriptions Payable

On January 6, 2020, the Company issued 500,000 shares of common stock that were purchased on December 31, 2019 at $0.50 per share for proceeds of $25,000. Prior to the issuance, the purchase price was reflected on the Company’s balance sheet as subscriptions payable.

Common Stock Awarded for Subscriptions Payable

On September 21, 2020, the Company awarded 250,000 shares of common stock to a consultant for services performed. The aggregate fair value of the common stock was $45,000 based on the closing price of the Company’s common stock on the date of grant. The shares were subsequently issued on November 18, 2020. Prior to the issuance, the fair value of the shares was reflected on the Company’s balance sheet as subscriptions payable.

Common Stock Issued for Services, Employees and Consultants

On July 1, 2020, the Company awarded an aggregate of 875,000 shares of common stock to four employees and consultants for services provided. The aggregate fair value of the common stock was $332,500 based on the closing price of the Company’s common stock on the date of grant.

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

Amortization of Stock-Based Compensation

A total of $1,875,623 of stock-based compensation expense was recognized from the amortization of options to purchase common stock over their vesting period during the nine months ended September 30, 2020.

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

ONE WORLD PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Common Stock Options Issued for Services

On July 1, 2020, the Company awarded options to purchase 125,000 shares of the Company’s Common Stock at an exercise price equal to $0.38 per share to a consultant. The options were issued outside of the Company’s 2019 Plan and are exercisable over a ten year period. The options will vest quarterly over six months. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 303% and a call option value of $0.3798, was $47,476. The options are being expensed over the vesting period, resulting in $23,738 of stock-based compensation expense during the nine months ended September 30, 2020. As of September 30, 2020, a total of $23,738 of unamortized expenses are expected to be expensed over the vesting period.

On July 1, 2020, the Company awarded options to purchase 1,000,000 shares of the Company’s Common Stock at an exercise price equal to $0.38 per share to a consultant. The options were issued outside of the Company’s 2019 Plan and are exercisable over a ten year period. The options will vest quarterly over three years. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 303% and a call option value of $0.38, was $379,958. The options are being expensed over the vesting period, resulting in $31,663 of stock-based compensation expense during the nine months ended September 30, 2020. As of September 30, 2020, a total of $348,295 of unamortized expenses are expected to be expensed over the vesting period.

On July 1, 2020, the Company awarded options to purchase 125,000 shares of the Company’s Common Stock at an exercise price equal to $0.38 per share to a consultant for Advisory Board services. The options were issued outside of the Company’s 2019 Plan and are exercisable over a ten year period. The options will vest quarterly over one year. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 303% and a call option value of $0.3799, was $47,482. The options are being expensed over the vesting period, resulting in $11,871 of stock-based compensation expense during the nine months ended September 30, 2020. As of September 30, 2020, a total of $35,611 of unamortized expenses are expected to be expensed over the vesting period.

On June 3, 2020, the Company awarded options to purchase 5,500,000 shares of the Company’s Common Stock at an exercise price equal to $0.55 per share to Isiah L. Thomas III, the Company’s Chief Executive Officer and Vice Chairman. The options were issued outside of the Company’s 2019 Plan and are exercisable over a ten year period. The options vest as to 1,500,000 shares immediately, as to 1,000,000 shares 120 days following the issuance of the option (the “Second Vesting Date”), and as to the remaining 3,000,000 shares vesting quarterly over the three years following the Second Vesting Date. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 301% and a call option value of $0.5499, was $3,024,689. The options are being expensed over the vesting period, resulting in $1,040,366 of stock-based compensation expense during the nine months ended September 30, 2020. As of September 30, 2020, a total of $1,984,323 of unamortized expenses are expected to be expensed over the vesting period.

On May 31, 2020, the Company awarded options to purchase 350,000 shares of the Company’s Common Stock at an exercise price equal to $0.56 per share to the Company’s Chairman of the Board, Dr. Ken Perego. The options vest as to 116,667 shares immediately, with the remaining 233,333 shares vesting quarterly over the following two years, beginning October 1, 2020. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 302% and a call option value of $0.5599, was $195,959. The options are being expensed over the vesting period, resulting in $86,263 of stock-based compensation expense during the nine months ended September 30, 2020. As of September 30, 2020, a total of $109,696 of unamortized expenses are expected to be expensed over the vesting period.

On May 31, 2020, the Company awarded options to purchase 350,000 shares of the Company’s Common Stock at an exercise price equal to $0.56 per share to Bruce Raben, a Director of the Company. The options vest as to 116,667 shares immediately, with the remaining 233,333 shares vesting quarterly over the following two years, beginning October 1, 2020. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 302% and a call option value of $0.5599, was $195,959. The options are being expensed over the vesting period, resulting in $86,263 of stock-based compensation expense during the nine months ended September 30, 2020. As of September 30, 2020, a total of $109,696 of unamortized expenses are expected to be expensed over the vesting period.

On May 31, 2020, the Company awarded options to purchase an aggregate 2,000,000 shares of the Company’s Common Stock at an exercise price equal to $0.56 per share to eight consultants and employees. The options vest as to 666,667 shares immediately, with the remaining 1,333,333 shares vesting quarterly over the following three years, beginning October 1, 2020. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 302% and a call option value of $0.5599, was $1,119,873. The options are being expensed over the vesting period, resulting in $454,181 of stock-based compensation expense during the nine months ended September 30, 2020. As of September 30, 2020, a total of $665,692 of unamortized expenses are expected to be expensed over the vesting period.

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

For the nine months ended September 30, 2020, and the year ended December 31, 2019, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At September 30, 2020, the Company had approximately $5,748,000 of federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2025.

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at September 30, 2020 and December 31, 2019, respectively.

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

Note 18 – Subsequent Events

Debt Financing

On October 28, 2020, the Company received an advance of $50,000 from the Company’s Chief Executive Officer, Isiah L Thomas, III, pursuant to an unsecured promissory note due on demand that carried a 6% interest rate.

Preferred Stock Sales

On October 28, 2020, the Company received proceeds of $50,000 from the sale of 5,000 units to SWC Medical LLC. Each unit consisted of one share of Series A Preferred Stock and five-year warrants to purchase 50 shares of common stock at an exercise price of $0.25 per share. The proceeds received were allocated between the preferred stock and warrants on a relative fair value basis.

Common Stock Issued on Subscriptions Payable

On November 19, 2020, the Company issued 250,000 shares of common stock awarded on September 21, 2020 to a consultant for services performed. Prior to the issuance, the fair value of such shares was reflected on the Company’s balance sheet as subscriptions payable.

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

Results of Operations for the Three Months Ended September 30, 2020 and 2019:

The following table summarizes selected items from the statement of operations for the three months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Increase /
	2020	2019	(Decrease)
Revenues	$42,598	$-	$42,598
Cost of goods sold	7,682	-	7,682
Gross profit	34,916	-	34,916

Operating expenses:
General and administrative	803,342	589,027	214,315
Professional fees	356,486	986,523	(630,037)
Total operating expenses:	1,159,828	1,575,550	(415,722)

Operating loss	(1,124,912)	(1,575,550)	(450,638)

Total other income (expense)	(7,517)	(221,432)	(213,915)

Net loss	$(1,132,429)	$(1,796,982)	$(664,553)

Revenues

We began to generate revenues from the sale of seeds in the current year. Revenues were $42,598 for the three months ended September 30, 2020.

Cost of Goods Sold

Cost of goods sold for the three months ended September 30, 2020 were $7,682. Cost of goods sold consists primarily of labor, agricultural raw materials, depreciation and overhead.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2020 were $803,342, compared to $589,027 during the three months ended September 30, 2019, an increase of $214,315, or 36%. The expenses for the current period consisted primarily of compensation expenses, office rent, and travel costs. General and administrative expenses decreased primarily due to increased stock-based compensation issued to officers, as offset to a lesser degree by staffing reductions related to the worldwide economic disruption from COVID-19 in the current period. General and administrative expenses included non-cash, stock-based compensation of $441,567 and $74,758 during the three months ended September 30, 2020 and 2019, respectively.

Professional Fees

Professional fees for the three months ended September 30, 2020 were $356,486, compared to $986,523 during the three months ended September 30, 2019, a decrease of $630,037, or 64%. Professional fees included non-cash, stock-based compensation of $254,732 and $515,512 during the three months ended September 30, 2020 and 2019, respectively. Professional fees decreased primarily due to decreased stock-based compensation and investor relations efforts during the current period.

Other Income (Expense)

Other expenses, on a net basis, for the three months ended September 30, 2020 were $7,517, compared to other expenses, on a net basis, of $221,432 during the three months ended September 30, 2019, a decrease in net expenses of $213,915, or 97%. Other expenses consisted of $7,517 of interest expense for the three months ended September 30, 2020, compared to $225,053 of interest expense, as offset by $3,621 of interest income, during the three months ended September 30, 2019.

Net Loss

Net loss for the three months ended September 30, 2020 was $1,132,429, or $0.02 per share, compared to $1,796,982, or $0.04 per share, during the three months ended September 30, 2019, a decrease of $664,553, or 37%. The net loss decreased primarily due to decreased professional fees and interest expense during the current period, along with reductions in operating costs related to the worldwide economic disruption from COVID-19 in the current period.

Results of Operations for the Nine Months Ended September 30, 2020 and 2019:

The following table summarizes selected items from the statement of operations for the nine months ended September 30, 2020 and 2019.

	Nine Months Ended September 30,		Increase /
	2020	2019	(Decrease)
Revenues	$103,384	$-	$103,384
Cost of goods sold	24,433	-	24,433
Gross profit	78,951	-	78,951

Operating expenses:
General and administrative	3,316,715	1,633,814	1,682,901
Professional fees	3,447,341	2,430,945	1,016,396
Total operating expenses:	6,764,056	4,064,759	2,699,297

Operating loss	(6,685,105)	(4,064,759)	2,620,346

Total other income (expense)	(28,571)	(380,967)	(352,396)

Net loss	$(6,713,676)	$(4,445,726)	$2,267,950

Revenues

We began to generate revenues from the sale of seeds in the current year. Revenues were $103,384 for the nine months ended September 30, 2020.

Cost of Goods Sold

Cost of goods sold for the nine months ended September 30, 2020 were $24,433. Cost of goods sold consists primarily of labor, agricultural raw materials, depreciation and overhead.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2020 were $3,316,715, compared to $1,633,814 during the nine months ended September 30, 2019, an increase of $1,682,901, or 103%. The expenses for the current period consisted primarily of compensation expenses, office rent, and travel costs. General and administrative expenses increased primarily due to increased stock-based compensation issued to officers, as offset to a lesser degree by staffing reductions related to the worldwide economic disruption from COVID-19 in the current period. General and administrative expenses included non-cash, stock-based compensation of $2,415,366 and $179,581 during the nine months ended September 30, 2020 and 2019, respectively.

Professional Fees

Professional fees for the nine months ended September 30, 2020 were $3,447,341, compared to $2,430,945 during the nine months ended September 30, 2019, an increase of $1,016,396, or 42%. Professional fees included non-cash, stock-based compensation of $2,839,132 and $971,647 during the nine months ended September 30, 2020 and 2019, respectively. Professional fees increased primarily due to increased stock-based compensation during the current period.

Other Income (Expense)

Other expenses, on a net basis, for the nine months ended September 30, 2020 were $28,571, compared to other expenses, on a net basis, of $380,967 during the nine months ended September 30, 2019, a decrease in net expenses of $352,396, or 92%. Other expenses consisted of $28,571 of interest expense for the nine months ended September 30, 2020, compared to a $4,087 loss on disposal of fixed assets, and $380,749 of interest expense, as offset by $3,869 of interest income, during the nine months ended September 30, 2019.

Net Loss

Net loss for the nine months ended September 30, 2020 was $6,713,676, or $0.14 per share, compared to $4,445,726, or $0.11 per share, during the nine months ended September 30, 2019, an increase of $2,267,950, or 51%. The net loss increased primarily due to increased stock-based compensation during the current period, as partially offset by reductions in operating costs related to the worldwide economic disruption from COVID-19 in the current period.

Liquidity and Capital Resources

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, financing activities and effect of exchange rate changes on cash for the nine months ended September 30, 2020 and 2019:

	2020	2019
Operating Activities	$(1,155,282)	$(3,115,487)
Investing Activities	(37,793)	(224,597)
Financing Activities	960,274	4,190,961
Effect of Exchange Rate Changes on Cash	(28,700)	(21,121)
Net Increase (Decrease) in Cash	$(261,501)	$829,756

Net Cash Used in Operating Activities

During the nine months ended September 30, 2020, net cash used in operating activities was $1,155,282, compared to net cash used in operating activities of $3,115,487 for the nine months ended September 30, 2019. The cash used in operating activities was primarily attributable to our net loss.

Net Cash Used in Investing Activities

During the nine months ended September 30, 2020, net cash used in investing activities was $37,793, compared to net cash used in investing activities of $224,597 for the nine months ended September 30, 2019. The cash used in investing activities consisted of purchases of fixed assets.

Net Cash Provided by Financing Activities

During the nine months ended September 30, 2020, net cash provided by financing activities was $960,274, compared to net cash provided by financing activities of $4,190,961 for the nine months ended September 30, 2019. The current period consisted of $261,274 of debt financing, debt repayments of $779,332, and $1,478,332 of proceeds from the sale of stock, compared to $500,000 of net proceeds received on debt financing, debt repayments of $314,141, and $4,005,102 of equity financing received during the nine months ended September 30, 2019.

Ability to Continue as a Going Concern

As of September 30, 2020, our balance of cash on hand was $20,879, and we had negative working capital of $592,394 and an accumulated deficit of $14,895,712. We currently do not have sufficient funds to sustain our operations for the next twelve months and we will need to raise additional cash to fund our operations to the extent necessary to provide working capital.

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

There was no impact on the Company’s financial statements from ASC 606 for the nine months ended September 30, 2020, or the year ended December 31, 2019. Inventory consisted of $93,560 of raw materials, $42,622 of work in progress and $90,022 of finished goods at September 30, 2020, and $24,682 of raw materials at September 30, 2019.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Interim Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following issuances of equity securities by the Company during the three month period ended September 30, 2020 were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder:

Preferred Stock Sales

On various dates between July 1, 2020 and September 14, 2020, the Company received total proceeds of $1,078,330 from the sale of 107,833 units, consisting in the aggregate of 107,833 shares of Series A Preferred Stock and five-year warrants to purchase 5,391,650 shares of common stock at an exercise price of $0.25 per share to fourteen accredited investors. Each share of Preferred Stock is currently convertible into 50 shares of the Company’s common stock.

Common Stock Issued for Services

On July 1, 2020, the Company awarded an aggregate of 875,000 shares of common stock, restricted in accordance with Rule 144, to four employees and consultants for services provided.

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

Date: November 23, 2020

One World Pharma, Inc.

/s/ Isiah L. Thomas III
Isiah L. Thomas III
Chief Executive Officer
(Principal Executive Officer)

/s/ Bruce Raben
Bruce Raben
Interim Chief Financial Officer
(Principal Financial Officer)

