Form 10-K
period 2020-12-31
One World Pharma, Inc.
filed 2021-04-15
CIK 1622244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 000-56151

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]	No [X]

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant based upon the closing price of $0.35 per share as of June 30, 2020 was approximately $9,954,107.

As of April 14, 2021, there were 61,335,305 shares of registrant’s common stock outstanding.

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

On June 3, 2020, Isiah L. Thomas III was appointed to serve as our Chief Executive Officer and Vice Chairman. Mr. Thomas was a 12-time NBA All Star, two-time NBA champion, and is an accomplished international business executive. In February 2021, through ISIAH International, LLC, of which he is the sole member, Mr. Thomas entered into an agreement to purchase $3,000,000 of our Series B Preferred Stock in installments over a period of time ending in July 2021. To date, Mr. Thomas has purchased $1,250,000 of such shares of Series B Preferred Stock in accordance with the terms of the purchase agreement.

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

We planted our first crop of cannabis in Popayán, Colombia in 2018, and began initial harvesting in the first quarter of 2019 for the purpose of further research and development activities and quality control testing of the cannabis we have produced. We commenced limited shipping of non-psychoactive products to customers in May of 2020. Although we hold the four Colombian Licenses, we will need to obtain additional approvals from Colombian regulators before we can fully execute our business plan, particularly with respect to the sale psychoactive products. As described further under “Regulation” below,

●	We will need to obtain quota approvals from the Colombian authorities before we can commence commercial sale of our psychoactive products under our Cannabis Manufacturing License and Psychoactive Cultivation License;
●	We have successfully registered three non-psychoactive distinct cannabis strains and have received the certification required by Colombia’s National Registrar as of April 2020; and

●	We have been issued the sanitary registrations needed to sell our products intended for human consumption; and
●	We have successfully registered eight psychoactive distinct cannabis strains and have received the certifications required by Columbia’s National Registrar as of December 2020; and
●	We will proceed to get quota approvals for 2021 and 2022.

Our first cultivation site is located in Popayán, Colombia and our extraction facility will be located in Medellin, Colombia. Our cultivation facility encompasses approximately 30 acres and includes a covered greenhouse built specifically to cultivate high-grade cannabis and hemp. In addition, we have entered into agreements with local farming co-operatives that include small farmers and indigenous tribe members, under which they will cultivate cannabis on up to approximately 140 acres of land using our seeds and propagation techniques, and sell their harvested products to us on an exclusive basis.

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

We currently have 120,000 square feet of covered greenhouse capacity, which we intend to increase to 160,000 square feet. We are building out our extraction and production facility and expect it to be operational before the end of 2021. In addition, we have a contractual relationship with a local co-operative under which they agree to assist us in cultivation at our facility.

We have received full registrations from the Instituto Colombiano Agropecuario (the “ICA”) for the full registration of 3 non-psychoactive high CBD strains and 13 proprietary high THC cannabis strains. Only registered strains may be sold under Colombian law. We are now able to start the quota process, which is required in order to commercialize THC products. We believe we will receive a supplementary quota for 2021 by the last quarter of 2021, this will allow us to sell THC products before year end 2021. We also believe we will receive ordinary quota for 2022 by the last quarter of 2021, this will allow us to sell THC products in 2022.

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

On December 3, 2018, by means of resolution 1256 of 2018, Colombia´s Ministry of Justice granted OWP Colombia a supplementary Quota for growing psychoactive mother plants; six for each of 13 varieties, for a total of 78 “mother” plants. However, before we commence the commercial sale of our psychoactive products (greater than 1% THC content), we will need to obtain Quotas from the Ministry of Health. This will require us to conduct successful agricultural characterization tests approved by and registered with the ICA/Ministry of Agriculture and Rural Development, and stabilized extracts characterization tests approved by INVIMA/Ministry of Health, of product samples grown by us under Quotas obtained from the Ministry of Justice. We have already requested from the Ministry of Health and Justice our annual Quotas for the export sale of psychoactive ingredients in 2021, and are awaiting the issuance of such Quotas in order to start our production process.

Strains of Cannabis

Strains of cannabis are registered in Colombia in two manners:

●	Registration of the Genetic Pool or “Fuente Semillera”: Under Article 2.8.11.11.1 of the Decree, licensed producers of cannabis had until December 31, 2018 to register the genetics of strains of cannabis with the ICA. Under this transitory article, the government allowed a limited period for licensed producers of cannabis to source genetics currently available in Colombia and register these as their “fuente semillera”. We registered 25 varieties under this article. This registration enables us to grow our own strains of cannabis as opposed to having to purchase registered strains from other licensed producers.

●	Registration Under the “Registro Nacional de Cultivares Comerciales”: Licensed producers of cannabis have to be granted a breeding/research license to be able to develop, select and trial stabilized cannabis cultivars. This registration allows licensed producers to register unique and stable varieties of cannabis for commercial production within Colombia. We were granted such license in the first quarter of 2018. Licensed producers can then request from ICA a registration trial, which is a field flowering trial with the supervision of ICA officials. The data collected in these trials can lead to registration of the cultivar in the National Registrar. Only registered varieties will be allowed to be produced commercially. We have received full registration for 3 non-psychoactive high CBD strains which have been approved for sale. We have also received permission to take 13 psychoactive THC strains through this process and anticipate the completion of such by year end 2021.

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

Employees

As of April 5, 2021, we had 27 full-time employees. Since inception, we have never had a work stoppage, other than due to the Covid-19 quarantine from March 2020 through May 25, 2020, and our employees are not represented by labor unions. We consider our relationship with our employees to be positive.

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

Risks Relating to our Business

Limited Operating History

We are an early stage company that has generated minimal revenues and, we have a limited operating history upon which our business and future prospects may be evaluated. To date, we have suffered recurring losses from operations and have an accumulated deficit of approximately $16,132,326 as of December 31, 2020. We are subject to all of the business risks and uncertainties associated with any new business enterprise, including the risk that we will not achieve our operating goals. In order for us to meet future operating requirements, we will need to successfully grow, harvest and sell our cannabis products. Until such time as we are able to fund our business from operations, we will be required to raise funds through various sources, including the sale of equity and debt securities, Failure to generate cash from operations and to reach profitability may adversely affect our success.

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

Ability to Establish and Maintain Bank Accounts

Many banking institutions in countries where we or our prospective customers operate will not accept payments related to the cannabis industry, whether owing to domestic laws and regulations or pressure exerted by the United States on banks with laws subject to the laws of the United States (including, the Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (USA PATRIOT Act)). Failure to conduct our business through normal banking channels may impede our ability to make payments for goods and services and transact business in the ordinary course. Failure to operate in normal banking channels may also increase our cost of doing business and negatively affect our business. In the event financial service providers do not accept accounts or transactions related to the cannabis industry, it is possible that we may be required to seek alternative payment solutions. If the industry was to move towards alternative payment solutions, we would have to adopt policies and protocols to manage our volatility and exchange rate risk exposures. Our inability to manage such risks may adversely affect our operations and financial performance.

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

The recent outbreak of the COVID-19 coronavirus has spread across the globe and is impacting worldwide economic activity. A pandemic, including COVID-19 or other public health epidemic, poses the risk that we or our employees, customers, and other commercial partners may be prevented from conducting business activities for an indefinite period of time, including due to the spread of the disease or shutdowns requested or mandated by governmental authorities. While it is not possible at this time to estimate the full impact that COVID-19 will have on our business, during our fiscal year ended December 31, 2020, the Company’s cultivation operations in Colombia significantly declined due to the Colombian quarantine restrictions resulting from COVID-19. COVID-19 has also had an adverse impact on global economic conditions, which could impair our ability to raise capital when needed.

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

No Dividend Payments

We have not paid dividends in the past and we do not expect to pay dividends to holders of our common stock for the foreseeable future, and any return on investment may be limited to potential future appreciation on the value of our common stock. Our payment of any future dividends will be at the discretion of our board of directors after taking into account various factors, including without limitation, our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time. To the extent we do not pay dividends, our stock may be less valuable because a return on investment will only occur if and to the extent the stock price appreciates, which may never occur. In addition, shareholders must generally rely on sales of the shares they own after price appreciation as the only way to realize their investment, and if the price of our common stock does not appreciate, then there will be no return on investment.

Control of Common Stock will Influence Decision Making

Our officers, directors and principal stockholders are able to exert significant influence over us and may make decisions that are not in the best interests of all stockholders. Our officers, directors and principal stockholders (greater than 5% stockholders) collectively own approximately 55.1% of our fully-diluted common stock. As a result of such ownership, these stockholders are able to affect the outcome of, or exert significant influence over, all matters requiring stockholder approval, including the election and removal of directors and any change in control. In particular, this concentration of ownership of our common stock could have the effect of delaying or preventing a change of control of our company or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of our company. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our stockholders from realizing a premium over the market prices for their shares of our common stock.

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

ITEM 1B. Unresolved Staff Comments

Not Applicable.

ITEM 2. Properties

Our principal executive offices are located at 3471 West Oquendo Rd., Suite 301, Las Vegas, Nevada 89118, Telephone No.: (800) 605-3210. Our leased premises are 3,210 square feet and are utilized for corporate business offices. Our Nevada premises are subject to a lease agreement expiring October 31, 2021. In addition, OWP Colombia leases an office and a home in Bogota under leases expiring in less than a year. Our anticipated future lease commitments on a calendar year basis in US dollars, excluding common area maintenance fees, under non-cancelable operating leases are as follows:

Minimum
Year Ending	Lease
December 31,	Commitments
2021	$57,498
2022	59,223
2023	61,000
2024	52,098
Total minimum lease payments	229,819
Less interest	28,294
Present value of lease liabilities	201,525
Less current portion	45,271
Long-term lease liabilities	$156,254

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

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is a limited public market for our common stock. Shares of our common stock trade on the over-the-counter market and are quoted on the OTCQB tier of the OTC Markets under the symbol “OWPC”. Prior to February 7, 2019, the symbol for our common stock was “PNTT.” As of April 14, 2021, the closing price of our common stock was $0.30.

The following table sets forth, for the fiscal quarters indicated, the high and low bid information for our common stock, as reported on the OTC Markets. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low
Fiscal Year Ended December 31, 2020
First Quarter	$4.65	$0.13
Second Quarter	$0.87	$0.18
Third Quarter	$0.54	$0.11
Fourth Quarter	$0.16	$0.06

Fiscal Year Ended December 31, 2019
First Quarter	$5.00	$5.00
Second Quarter	$4.00	$4.00
Third Quarter	$4.00	$4.00
Fourth Quarter	$3.80	$3.80

As of April 14, 2021, there were approximately 114 shareholders of record of our common stock. Such number does not include any shareholders holding shares in nominee or “street name”. As of April 14, 2021, there were 61,335,305 shares of common stock outstanding on record.

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

Equity Compensation Plan Information

This following table provides information about shares our common stock that may be issued under our options outstanding at December 31, 2020. Other than individual options outstanding reflected in the table below, we did not have any shares authorized for issuance under equity plans at December 31, 2020.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	775,000	$0.36	8,725,000
Equity compensation plans not approved by security holders (1)	8,011,650	0.27	N/A
Total	8,786,650	$0.27	8,725,000

(1) Represents 500,000 options to purchase shares of common stock of OWP Ventures issued prior to the Merger that automatically converted into options to purchase shares of our common stock at $0.50 per share, and a total of 7,511,650 warrants to purchase common stock at $0.25 per share.

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

Recent Sales of Unregistered Securities

Common Stock Issued for Services

On December 31, 2020, the Company issued 100,000 shares of common stock, restricted in accordance with Rule 144, to a consultant for services provided.

On December 31, 2020, the Company issued 750,000 shares of common stock, restricted in accordance with Rule 144, to the Company’s Chairman of the Board, Dr. Ken Perego, for services provided.

On December 31, 2020, the Company awarded 750,000 shares of common stock, restricted in accordance with Rule 144, to the Company’s Interim Chief Financial Officer/Director, Bruce Raben, for services provided.

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

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company for the fiscal years ended December 31, 2020 and 2019. The discussion and analysis that follows should be read together with the section entitled “Forward Looking Statements” and our financial statements and the notes to the financial statements included elsewhere in this annual report on Form 10-K.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the following entities, all of which were under common control and ownership at December 31, 2020:

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

Cash in Excess of FDIC Insured Limits

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000, under current regulations. The Company did not have any cash in excess of FDIC insured limits at December 31, 2020, and has not experienced any losses in such accounts.

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

There was no impact on the Company’s financial statements from ASC 606 for the years ended December 31, 2020 or 2019.

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

Advertising Costs

The Company expenses the cost of advertising and promotions as incurred. Advertising and promotions expense was $143,341 and $114,244 for the years ended December 31, 2020 and 2019, respectively.

Basic and Diluted Loss Per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended December 31, 2020 and 2019, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Stock-Based Compensation

The Company accounts for equity instruments issued to employees in accordance with the provisions of ASC 718 Stock Compensation (ASC 718) and Equity-Based Payments to Non-employees pursuant to ASC 2018-07 (ASC 2018-07). All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty’s performance is complete or the date at which a commitment for performance by the counterparty to earn the equity instruments is reached because of sufficiently large disincentives for non-performance.

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

Results of Operations for the Years ended December 31, 2020 and 2019

The following table summarizes selected items from the statement of operations for the years ended December 31, 2020 and 2019.

	For the Years Ended
	December 31,		Increase /
	2020	2019	(Decrease)

Revenues	$59,568	$-	$59,568
Cost of goods sold	104,729	-	104,729
Gross profit (loss)	(45,161)	-	(45,161)

Operating expenses:
General and administrative	3,960,791	2,225,551	1,735,240
Goodwill impairment	-	102,000	(102,000)
Professional fees	3,878,006	3,473,300	404,706
Depreciation expense	33,610	19,668	13,942
Total operating expenses:	7,872,407	5,820,519	2,051,888

Operating loss	(7,917,568)	(5,820,519)	2,097,049

Total other expense	(47,592)	(386,665)	(339,073)

Net loss	$(7,965,160)	$(6,207,184)	$1,757,976

Revenues

Revenues for the year ended December 31, 2020 were $59,568, compared to no revenues during the year ended December 31, 2019, as sales commenced in 2020.

Cost of Goods Sold

Cost of goods sold for the year ended December 31, 2020 were $104,729, compared to $-0- during the year ended December 31, 2019. Cost of goods sold consists primarily of labor, depreciation and maintenance on cultivation and production equipment, and supplies consumed in our operations.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2020 were $3,960,791, compared to $2,225,551 for the year ended December 31, 2019, an increase of $1,735,240, or 78%. The expenses for the current period consisted primarily of compensation expenses, office rent, and travel costs, including $2,581,933 of stock-based compensation, of which $1,100,000, consisting of 2,000,000 shares, were issued as severance pay to our former CEO, and $275,000, consisting of 500,000 shares of common stock, along with $1,206,933 of expense related to stock options that were voluntarily surrendered and cancelled at year-end was incurred in connection with the employment of Isiah Thomas as our new Chief Executive Officer in June 2020.

Goodwill Impairment

Goodwill impairment, for the year ended December 31, 2020 was $-0-, compared to $102,000 during the year ended December 31, 2019, a decreased expense of $102,000.

Professional Fees

Professional fees for the year ended December 31, 2020 were $3,878,006, compared to $3,473,300 during the year ended 2019, an increase of $404,706, or 12%. Professional fees included non-cash stock-based compensation of $3,167,252 during the year ended December 31, 2020, compared to $1,727,492 during the year ended December 31, 2019, an increase of $1,439,760, or 83%. Professional fees increased primarily due to increased stock-based compensation during the current period.

Depreciation Expense

We had $33,610 of depreciation expense for the year ended December 31, 2020, compared to $19,668 of depreciation expense for the year ended December 31, 2019, an increase of $13,942, or 71%. Depreciation expense increased during the current period as additional assets have been placed in service.

Other Income (Expense)

Other expenses, on a net basis, for the year ended December 31, 2020 were $47,592, compared to other expenses, on a net basis, of $386,665 for the year ended December 31, 2019. Other expense during the year ended December 31, 2020 consisted of $47,592 of interest expense. Other expenses consisted of a $4,087 loss on disposal of assets and $382,582 of interest expense, as offset by $4 of interest income for the year ended December 31, 2019.

Net Loss

Net loss for the year ended December 31, 2020 was $7,965,160, or $0.16 per share, compared to $6,207,184, or $0.15 per share, during the year ended December 31, 2019, an increase of $1,757,976, or 28%. The net loss for the year ended December 31, 2020 included non-cash expenses consisting of $33,610 of depreciation, $5,749,185 of stock-based compensation, and $47,592 of interest for the year ended December 31, 2020. The net loss for the year ended December 31, 2019 included non-cash expenses consisting of $19,668 of depreciation, $1,727,492 of stock-based compensation, and $382,582 of interest, including $132,332 of amortization on debt discounts for the year ended December 31, 2019.

Liquidity and Capital Resources

As of December 31, 2020, the Company had current assets of $420,619, consisting of cash of $28,920, accounts receivable of $5,636, inventory of $267,152 and other current assets of $118,911. The Company’s current liabilities as of December 31, 2020 were $1,702,437, consisting of $734,554 of accounts payable, $550,535 of accrued expenses, $37,236 of dividends payable, $45,271 of current lease liabilities, and $334,841 of debts.

The following table summarizes our total current assets, liabilities and working capital at December 31, 2020 and 2019.

	December 31,
	2020	2019
Current Assets	$420,619	$574,168

Current Liabilities	$1,702,437	$1,132,619

Working Capital	$(1,281,818)	$(558,451)

The following table summarizes our cash flows during the years ended December 31, 2020 and 2019, respectively.

	For the Year Ended
	December 31,
	2020	2019
Net cash used in operating activities	$(1,429,112)	$(4,060,940)
Net cash used in investing activities	(62,567)	(467,179)
Net cash provided by financing activities	1,274,841	4,696,811
Effect of exchange rate changes on cash	(36,622)	(12,158)

Net change in cash	$(253,460)	$156,534

The decrease in funds used in operating activities for the year ended December 31, 2020, compared to the year ended December 31, 2019, was primarily due to diminished operations in the current year due to the global effects of the Covid-19 pandemic.

The decrease in funds used in investing activities for the year ended December 31, 2020, compared to the year ended December 31, 2019, was due primarily to decreased purchases of fixed assets in the year ended December 31, 2020.

The decrease in funds provided by financing activities for the year ended December 31, 2020, compared to the year ended December 31, 2019, was due primarily to decreased proceeds from the sale of our securities during the year ended December 31, 2020.

Satisfaction of our Cash Obligations for the Next 12 Months

As of December 31, 2020, we had $28,920 of cash on hand and negative working capital of $1,281,818. We do not currently have sufficient funds to fund our operations at their current levels for the next twelve months, however, we have received a commitment from ISIAH International, LLC, a company under the control of our CEO, Isiah L. Thomas, III, to fund us with $3,000,000 by July 12, 2021. As of April 14, 2021, we have received approximately, $1,250,000. As we implement our cannabis cultivation business and attempt to expand operational activities, we expect to continue to experience net negative cash flows from operations in amounts not now determinable, and will be required to obtain additional financing to fund operations. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to achieve sustainable revenues and profitable operations. Since inception, we have raised funds primarily through the sale of equity securities. We will need, and are currently seeking, additional funds to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations or cause substantial dilution for our stockholders. If we are unable to obtain additional funds, our ability to carry out and implement our planned business objectives and strategies will be significantly delayed, limited or may not occur. We cannot guarantee that we will become profitable. Even if we achieve profitability, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability and our failure to do so would adversely affect our business, including our ability to raise additional funds.

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

ITEM 8. Financial Statements and Supplementary Data

ONE WORLD PHARMA, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of One World Pharma, Inc.,

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of One World Pharma, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive loss, consolidated stockholders’ equity (deficit) and consolidated cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition

As discussed in Note 1, the Company recognizes revenue upon transfer of control of promised services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. The Company offers customers the ability to acquire multiple services. Significant judgment is exercised by the Company in determining revenue recognition for these customer agreements. Given these factors and due to the volume of transactions, the related audit effort in evaluating management's judgments in determining revenue recognition for these customer agreements was extensive and required a high degree of auditor judgment.

We tested the Company’s calculation of purchase price allocation and other variables that impact revenue recognition.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2018.

Houston, TX

April 15, 2021

ONE WORLD PHARMA, INC.

Consolidated Balance Sheets

	December 31,	December 31,
	2020	2019
Assets

Current assets:
Cash	$28,920	$282,380
Accounts receivable	5,636	-
Inventory	267,152	24,682
Other current assets	118,911	267,106
Total current assets	420,619	574,168

Right-of-use assets	195,029	502,706
Security deposits	65,114	72,527
Fixed assets, net	726,820	697,863

Total Assets	$1,407,582	$1,847,264

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$734,554	$330,521
Accrued expenses	550,535	109,665
Dividends payable	37,236	-
Current portion of lease liabilities	45,271	55,101
Convertible notes payable	-	507,332
Notes payable, including $201,000 and $130,000 due to related parties for the years ended December 31, 2020 and 2019, respectively	334,841	130,000
Total current liabilities	1,702,437	1,132,619

Long-term lease liability	156,254	453,251

Total Liabilities	1,858,691	1,585,870

Series A convertible preferred stock, $0.001 par value, 500,000 shares authorized; 150,233 and -0- issued and outstanding at December 31, 2020 and 2019, respectively	1,502,330	-

Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value, 9,500,000 shares authorized; no shares issued and outstanding at December 31, 2020 and 2019, respectively	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized; 53,085,305 and 44,804,305 shares issued and outstanding at December 31, 2020 and 2019, respectively	53,085	44,804
Additional paid-in capital	14,103,672	8,150,004
Subscriptions payable, consisting of 750,000 and 500,000 shares at December 31, 2020 and 2019, respectively	75,000	250,000
Accumulated other comprehensive loss	(52,870)	(16,248)
Accumulated (deficit)	(16,132,326)	(8,167,166)
Total Stockholders’ Equity (Deficit)	(1,953,439)	261,394

Total Liabilities and Stockholders’ Equity (Deficit)	$1,407,582	$1,847,264

The accompanying notes are an integral part of these consolidated financial statements.

ONE WORLD PHARMA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Year Ended
	December 31,
	2020	2019

Revenues	$59,568	$-
Cost of goods sold	104,729	-
Gross profit (loss)	(45,161)	-

Operating expenses:
General and administrative	3,960,791	2,225,551
Goodwill impairment	-	102,000
Professional fees	3,878,006	3,473,300
Depreciation expense	33,610	19,668
Total operating expenses	7,872,407	5,820,519

Operating loss	(7,917,568)	(5,820,519)

Other income (expense):
Loss on disposal of fixed assets	-	(4,087)
Interest income	-	4
Interest expense	(47,592)	(382,582)
Total other expense	(47,592)	(386,665)

Net loss	$(7,965,160)	$(6,207,184)

Other comprehensive loss:
Loss on foreign currency translation	$(36,622)	$(12,158)

Net other comprehensive loss	$(8,001,782)	$(6,219,342)
Series A convertible preferred stock declared ($0.60 per share)	(37,236)	-
Deemed dividend on common stock warrants, series A preferred stock	(1,502,330)	-
Net loss attributable to common shareholders	$(9,541,348)	$(6,219,342)

Weighted average number of common shares outstanding - basic and fully diluted	48,829,160	41,089,784

Net loss per common share - basic and fully diluted	$(0.20)	$(0.15)

Dividends declared per share of common stock	$0.00	$0.00

The accompanying notes are an integral part of these consolidated financial statements.

ONE WORLD PHARMA, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

								Accumulated
	Series A Convertible				Additional			Other			Total
	Preferred Stock		Common Stock		Paid-In	Subscriptions	Subscriptions	Comprehensive	Accumulated	Noncontrolling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Payable	Income (Loss)	Deficit	Interest	Equity (Deficit)

Balance, December 31, 2018	-	$-	34,291,905	$34,292	$1,278,352	$(602)	$-	$(4,090)	$(1,959,982)	$(101)	$(652,131)

Cash received on subscriptions receivable	-	-	-	-	-	602	-	-	-	-	602

Common stock sold for cash	-	-	8,260,700	8,260	4,122,090	-	250,000	-	-	-	4,380,350

Common stock sold to CEO, debt cancelled in lieu of cash payment	-	-	400,000	400	199,600	-	-	-	-	-	200,000

Cashless exercise of common stock options	-	-	51,040	51	(51)	-	-	-	-	-	-

Common stock issued on debt conversions	-	-	1,253,493	1,253	500,144	-	-	-	-	-	501,397

Common stock issued for services	-	-	99,666	100	236,460	-	-	-	-	-	236,560

Amortization of common stock options issued for services	-	-	-	-	1,402,635	-	-	-	-	-	1,402,635

Amortization of common stock options issued for services, OWP Ventures, Inc.	-	-	-	-	88,297	-	-	-	-	-	88,297

Exchange of OWP Ventures, Inc. shares for One World Pharma, Inc. shares (1:1)	-	-	1,322,501	1,323	(10,730)	-	-	-	-	101	(9,306)

Common stock cancelled pursuant to merger with OWP Ventures, Inc.	-	-	(875,000)	(875)	875	-	-	-	-	-	-

Beneficial conversion feature on convertible note	-	-	-	-	332,332	-	-	-	-	-	332,332

Loss on foreign currency translation	-	-	-	-	-	-	-	(12,158)	-	-	(12,158)

Net loss	-	-	-	-	-	-	-	-	(6,207,184)	-	(6,207,184)

Balance, December 31, 2019	-	$-	44,804,305	$44,804	$8,150,004	$-	$250,000	$(16,248)	$(8,167,166)	$-	$261,394

Preferred stock units sold for cash	150,233	1,502,330	-	-	-	-	-	-	-	-	-

Common stock sold for cash	-	-	500,000	500	249,500	-	(175,000)	-	-	-	75,000

Common stock issued for services	-	-	7,781,000	7,781	3,570,719	-	-	-	-	-	3,578,500

Amortization of common stock options issued for services	-	-	-	-	2,170,685	-	-	-	-	-	2,170,685

Series A convertible preferred stock declared ($0.60 per share)	-	-	-	-	(37,236)	-	-	-	-	-	(37,236)

Loss on foreign currency translation	-	-	-	-	-	-	-	(36,622)	-	-	(36,622)

Net loss	-	-	-	-	-	-	-	-	(7,965,160)	-	(7,965,160)

Balance, December 31, 2020	150,233	$1,502,330	53,085,305	$53,085	$14,103,672	$-	$75,000	$(52,870)	$(16,132,326)	$-	$(1,953,439)

The accompanying notes are an integral part of these consolidated financial statements.

ONE WORLD PHARMA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2020	2019
Cash flows from operating activities
Net loss	$(7,965,160)	$(6,207,184)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	33,610	19,668
Loss on disposal of fixed assets	-	4,087
Impairment of goodwill	-	102,000
Amortization of debt discounts	-	332,332
Stock-based compensation	3,578,500	236,560
Amortization of options issued for services	2,170,685	1,490,932
Decrease (increase) in assets:
Accounts receivable	(5,636)	-
Inventory	(242,470)	(24,682)
Other current assets	148,195	(245,562)
Right-of-use assets	307,677	45,510
Security deposits	7,413	(68,033)
Increase (decrease) in liabilities:
Accounts payable	404,031	209,327
Accrued expenses	440,870	83,969
Lease liability	(306,827)	(39,864)
Net cash used in operating activities	(1,429,112)	(4,060,940)

Cash flows from investing activities
Investment in Colombian Hope, S.A.S.	-	(102,000)
Purchase of fixed assets	(62,567)	(365,179)
Net cash used in investing activities	(62,567)	(467,179)

Cash flows from financing activities
Proceeds from convertible note payable	-	500,000
Repayment of convertible note payable	(507,332)	-
Repayment of advances from shareholders	-	(314,141)
Proceeds from notes payable	476,841	130,000
Repayment of notes payable	(272,000)	-
Proceeds from subscriptions receivable	-	602
Proceeds from sale of preferred and common stock	1,577,332	4,380,350
Net cash provided by financing activities	1,274,841	4,696,811

Effect of exchange rate changes on cash	(36,622)	(12,158)

Net increase (decrease) in cash	(253,460)	156,534
Cash - beginning	282,380	125,846
Cash - ending	$28,920	$282,380

Supplemental disclosures:
Interest paid	$22,002	$28,558
Income taxes paid	$-	$-

Non-cash investing and financing transactions:
Fair value of net assets acquired in merger	$-	$9,306
Notes payable exchanged for convertible note payable	$-	$207,332
Value of shares issued for conversion of debt	$-	$701,397
Initial recognition of right-of-use assets and lease liabilities	$-	$548,216
Par value of cashless exercise of options	$-	$51
Beneficial conversion feature	$-	$332,332
Dividends payable	$37,236	$-

The accompanying notes are an integral part of these consolidated financial statements.

ONE WORLD PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ONE WORLD PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the following entities, all of which were under common control and ownership at December 31, 2020:

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

ONE WORLD PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Cash in Excess of FDIC Insured Limits

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000, under current regulations. The Company did not have any cash in excess of FDIC insured limits at December 31, 2020, and has not experienced any losses in such accounts.

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

There was no impact on the Company’s financial statements from ASC 606 for the years ended December 31, 2020 or 2019.

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

Advertising Costs

The Company expenses the cost of advertising and promotions as incurred. Advertising and promotions expense was $143,341 and $114,244 for the years ended December 31, 2020 and 2019, respectively.

ONE WORLD PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Basic and Diluted Loss Per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended December 31, 2020 and 2019, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Stock-Based Compensation

The Company accounts for equity instruments issued to employees in accordance with the provisions of ASC 718 Stock Compensation (ASC 718) and Equity-Based Payments to Non-employees pursuant to ASC 2018-07 (ASC 2018-07). All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty’s performance is complete or the date at which a commitment for performance by the counterparty to earn the equity instruments is reached because of sufficiently large disincentives for nonperformance.

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

ONE WORLD PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company had $1,281,818 of negative working capital as of December 31, 2020, has incurred recurring losses from operations resulting in an accumulated deficit of ($16,132,326) as of December 31, 2020, and its cash on hand may not be sufficient to sustain operations, however, we have received a commitment from ISIAH International, LLC, a company under the control of our CEO, Isiah L. Thomas, III, to fund us with $3,000,000 by July 12, 2021. As of April 14, 2021, we have received approximately, $1,250,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new customers to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. Management believes these factors will contribute toward achieving profitability. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

ONE WORLD PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 4 – Related Party Transactions

Advances and Repayment to former CEO

As described further in Note 13 below, on various dates between May 3, 2018 and November 23, 2018, our then CEO advanced us short-term unsecured demand loans, bearing interest at 6% per annum, in an aggregate amount of $514,141, which was repaid on various dates from March of 2019 through May of 2019, including $200,000 of such principal paid by the issuance of 400,000 shares of common stock.

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

Notes Payable, CEO

On December 16, 2020, the Company received an advance of $125,000 from our CEO, Isiah Thomas, III pursuant to an unsecured promissory note due on demand that carried a 6% interest rate.

On October 28, 2020, the Company received an advance of $50,000 from our CEO, Isiah Thomas, III pursuant to an unsecured promissory note due on demand that carried a 6% interest rate.

Notes Payable, Chairman

On September 14, 2020, the Company received an advance of $26,000 from our Chairman, Dr. Kenneth Perego, II, M.D. pursuant to an unsecured promissory note due on demand that carried a 6% interest rate. The advance was repaid by the Company on March 31, 2021.

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

Common Stock Issued for Services

On December 31, 2020, the Company awarded 750,000 shares of common stock to the Company’s Chairman of the Board, Dr. Ken Perego, for services provided. The aggregate fair value of the common stock was $90,000 based on the closing price of the Company’s common stock on the date of grant.

On December 31, 2020, the Company awarded 750,000 shares of common stock to the Company’s Interim Chief Financial Officer/Director, Bruce Raben, for services provided. The aggregate fair value of the common stock was $90,000 based on the closing price of the Company’s common stock on the date of grant.

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

ONE WORLD PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common Stock Options Issued for Services

On June 3, 2020, the Company awarded options to purchase 5,500,000 shares of the Company’s Common Stock at an exercise price equal to $0.55 per share to Isiah L. Thomas III, the Company’s Chief Executive Officer and Vice Chairman. The options were issued outside of the Company’s 2019 Plan and are exercisable over a ten year period. The options vest as to 1,500,000 shares immediately, as to 1,000,000 shares 120 days following the issuance of the option (the “Second Vesting Date”), and as to the remaining 3,000,000 shares vesting quarterly over the three years following the Second Vesting Date. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 301% and a call option value of $0.5499, was $3,024,689. The options were being expensed over the vesting period, resulting in $1,206,933 of stock-based compensation expense during the year ended December 31, 2020. On December 31, 2020, the options were voluntarily surrendered and cancelled.

On May 31, 2020, the Company awarded options to purchase 350,000 shares of the Company’s Common Stock at an exercise price equal to $0.56 per share to the Company’s Chairman of the Board, Dr. Ken Perego. The options vest as to 116,667 shares immediately, with the remaining 233,333 shares vesting quarterly over the following two years, beginning October 1, 2020. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 302% and a call option value of $0.5599, was $195,959. The options were being expensed over the vesting period, resulting in $102,056 of stock-based compensation expense during the year ended December 31, 2020. On December 31, 2020, the options were voluntarily surrendered and cancelled.

On May 31, 2020, the Company awarded options to purchase 350,000 shares of the Company’s Common Stock at an exercise price equal to $0.56 per share to Bruce Raben, the Company’s Interim Chief Financial Officer and a Director of the Company. The options vest as to 116,667 shares immediately, with the remaining 233,333 shares vesting quarterly over the following two years, beginning October 1, 2020. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 302% and a call option value of $0.5599, was $195,959. The options were being expensed over the vesting period, resulting in $102,056 of stock-based compensation expense during the year ended December 31, 2020. On December 31, 2020, the options were voluntarily surrendered and cancelled.

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

ONE WORLD PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balances sheet as of December 31, 2020 and 2019:

	Fair Value Measurements at December 31, 2020
	Level 1	Level 2	Level 3
Assets
Cash	$28,920	$-	$-
Right-of-use-asset	-	-	195,029
Total assets	28,920	-	195,029
Liabilities
Lease liabilities	-	-	201,525
Notes payable	-	334,841	-
Total liabilities	-	(334,841)	(201,525)
	$28,920	$(334,841)	$(6,496)

	Fair Value Measurements at December 31, 2019
	Level 1	Level 2	Level 3
Assets
Cash	$282,380	$-	$-
Right-of-use-asset	-	-	502,706
Total assets	282,380	-	502,706
Liabilities
Lease liabilities	-	-	508,352
Convertible notes payable	-	-	507,332
Notes payable	-	130,000	-
Total liabilities	-	(130,000)	(1,015,684)
	$282,380	$(130,000)	$(512,978)

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the years ended December 31, 2020 or 2019.

Note 6 – Inventory

Inventories are stated at the lower of cost or market. Cost is determined on a standard cost basis that approximates the first-in, first-out (FIFO) method. Market is determined based on net realizable value. Work in progress includes an allocation of overhead. Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value. Our cannabis products consist of cannabis flower grown in-house, along with produced extracts. Inventory consisted of the following at December 31, 2020 and 2019, respectively.

	December 31,	December 31,
	2020	2019
Raw materials	$27,514	$24,682
Work in progress	181,272	-
Finished goods	104,673	-
	313,459	24,682
Less obsolescence	(46,307)	-
Total inventory	$267,152	$24,682

ONE WORLD PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Other Current Assets

Other current assets included the following as of December 31, 2020 and 2019, respectively:

	December 31,	December 31,
	2020	2019
VAT tax receivable	$99,199	$54,814
Prepaid expenses	19,226	132,338
Other receivables	486	79,954
Total	$118,911	$267,106

Note 8 – Security Deposits

Security deposits included the following as of December 31, 2020 and 2019, respectively:

	December 31,	December 31,
	2020	2019
Utility deposits	$660	$-
Refundable deposit on equipment purchase	50,000	50,000
Security deposits on leases held in Colombia	9,960	18,033
Security deposit on office lease	4,494	4,494
	$65,114	$72,527

Note 9 – Fixed Assets

Fixed assets consist of the following at December 31, 2020 and 2019, respectively:

	December 31,	December 31,
	2020	2019
Land	$138,248	$138,248
Buildings	41,665	-
Office equipment	44,027	44,027
Furniture and fixtures	27,914	27,914
Equipment and machinery	185,169	174,072
Construction in progress	345,036	335,231
	782,059	719,492
Less: accumulated depreciation	(55,239)	(21,629)
Total	$726,820	$697,863

Construction in progress consists of equipment and capital improvements on the Popayán farm that have not yet been placed in service.

Depreciation and amortization expense totaled $33,610 and $19,668 for the years ended December 31, 2020 and 2019, respectively.

ONE WORLD PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – Accrued Expenses

Accrued expenses consisted of the following at December 31, 2020 and 2019, respectively:

	December 31,	December 31,
	2020	2019
Accrued payroll	$266,230	$67,479
Accrued withholding taxes and employee benefits	18,889	14,386
Accrued ICA fees and contributions	200,335	1,912
Accrued interest	65,081	25,888
	$550,535	$109,665

Note 11 – Leases

The Company’s corporate offices and operational facility in Colombia under short-term non-cancelable real property lease agreements that expire within a year. The Company doesn’t have any other office or equipment leases subject to the recently adopted ASU 2016-02. In the locations in which it is economically feasible to continue to operate, management expects that lease options will be exercised. The Company’s corporate office is under a real property lease that contains a one-time renewal option for an additional 36 months that we determined would be reasonably certain to be extended. The office lease contains provisions requiring payment of property taxes, utilities, insurance, maintenance and other occupancy costs applicable to the leased premise. As the Company’s leases do not provide an implicit discount rate, the Company uses an incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments.

The components of lease expense were as follows:

For the
Year Ended
December 31,
2020
Operating lease cost:
Amortization of assets	$43,144
Interest on lease liabilities	15,114
Total lease cost	$58,258

Supplemental balance sheet information related to leases was as follows:

December 31,
2020
Operating leases:
Operating lease assets	$195,029

Current portion of operating lease liabilities	$45,271
Noncurrent operating lease liabilities	156,254
Total operating lease liabilities	$201,525

Weighted average remaining lease term:
Operating leases	3.83 years

Weighted average discount rate:
Operating leases	6.75%

ONE WORLD PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental cash flow and other information related to leases was as follows:

For the
Year Ended
December 31,
2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$306,827

Future minimum annual lease commitments under non-cancelable operating leases are as follows at December 31, 2020:

Operating
Leases

2021	$57,498
2022	59,223
2023	61,000
2024	52,098
Total minimum lease payments	229,819
Less interest	28,294
Present value of lease liabilities	201,525
Less current portion	45,271
Long-term lease liabilities	$156,254

ONE WORLD PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 – Convertible Note Payable

Convertible note payable consists of the following at December 31, 2020 and 2019, respectively:

	December 31,	December 31,
	2020	2019

On November 30, 2018, the Company received proceeds of $300,000 on a secured convertible note that carries a 6% interest rate from CSW Ventures, LP (“CSW”). The proceeds were used to fund the Company’s purchase of 875,000 shares of common stock, on a 1:4 split adjusted basis, of One World Pharma, Inc. The Note was due on demand. In the event that the Company consummated the closing of a public or private offering of its equity securities, resulting in gross proceeds of at least $500,000 (“Qualified Financing”) at any time prior to the repayment of this note, then the outstanding principal and unpaid interest could have been, at the option of the holder, converted into such equity securities at a conversion price equal to eighty percent (80%) of the purchase price paid by the investors purchasing the equity securities in the Qualified Financing. A Qualified Financing subsequently occurred on February 4, 2019, at which time the convertible note became convertible at a fixed conversion price of $0.40 per share. The Company’s obligations under this Note were secured by a lien on the assets of the Company. On September 14, 2020, the principal was repaid by the issuance of 30,000 shares of Series A Convertible Preferred Stock to CSW in satisfaction of obligation to repay such principal.	$-	$300,000

On January 14, 2019, the Company received proceeds of $500,000 on an unsecured convertible promissory note that carries a 6% interest rate from The Sanguine Group LLC. The Note was due January 14, 2022. In the event that the Company consummated the closing of a public or private offering of its equity securities, resulting in gross proceeds of at least $500,000 (“Qualified Financing”) at any time prior to the repayment of this note, then the outstanding principal and unpaid interest would automatically be converted into such equity securities at a conversion price equal to the lesser of (i) eighty percent (80%) of the purchase price paid by the investors purchasing the equity securities in the Qualified Financing, or (ii) $0.424 per share. The Company’s obligations under this Note were secured by a lien on the assets of the Company. A Qualified Financing subsequently occurred on February 4, 2019, at which time the principal and interest were converted into 1,253,493 shares of the Company’s common stock.	-	-

On July 22, 2019, a total of $207,332, consisting of $200,000 of principal and $7,332 of unpaid interest, on two outstanding demand notes owed to CSW that originated on November 26, 2018 and December 26, 2018, were exchanged for a convertible promissory note in the principal amount of $207,332, due on demand (the “Second Convertible CSW Note”). The Second Convertible CSW Note carried interest at 6% per annum and was convertible at the option of the holder into shares of common stock at a price of $0.50 per share. On September 14, 2020, the principal was repaid with $207,332 of such principal paid by the issuance of 20,733 shares of Series A Convertible Preferred Stock to CSW.	-	207,332
Less: unamortized debt discounts	-	-
Convertible note payable	$-	$507,332

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

The aforementioned accounting treatment resulted in a total debt discounts equal to $332,332, for the year ended December 31, 2019. The Company recorded finance expense in the amount of $332,332 for the year ended December 31, 2019.

The convertible note limits the maximum number of shares that can be owned by the note holder as a result of the conversions to common stock to 4.99% of the Company’s issued and outstanding shares.

ONE WORLD PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recorded interest expense pursuant to the stated interest rates on the convertible notes in the amount of $21,516 and $24,751 for the years ended December 31, 2020 and 2019, respectively. In addition, the Company recognized $332,332 of interest expense related to the debt discount for the year ended December 31, 2019.

Note 13 – Advances from Shareholders

Advances from shareholders consist of the following at December 31, 2020 and 2019, respectively:

December 31,	December 31,
2020	2019

On various dates between May 3, 2018 and November 23, 2018, our former CEO advanced short-term unsecured demand loans, bearing interest at 6% per annum, of an aggregate $514,141 to the Company, as follows:

     $ 10,000 – May 3, 2018
     $100,000 – May 3, 2018
     $ 82,000 – May 14, 2018
     $ 15,000 – May 29, 2018
     $ 57,141 – October 25, 2018
     $100,000 – October 30, 2018
     $ 50,000 – November 9, 2018
     $ 50,000 – November 21, 2018
     $ 50,000 – November 23, 2018

A total of $207,000, of the $514,141 of advances, was repaid over various dates from March of 2019 through May of 2019. On February 13, 2019, the remaining $307,141 of the advances from our former CEO received from October 25, 2018 to November 23, 2018, as shown above, were exchanged for an amended and restated promissory note in the principal amount of $307,141 (the “Amended Note”). The Amended Note bore interest at 6% and was payable upon the earlier of (i) a public or private offering of our equity securities, resulting in gross proceeds of at least $5,000,000, or (ii) February 13, 2022. All indebtedness outstanding under the Amended Note, consisting of $307,141 of principal and $13,791 of interest, was repaid in full during September 2019, with $200,000 of such principal paid by the issuance of 400,000 shares of common stock as described in Note 4 above.

$-	$-

The Company recorded interest expense in the amount of $-0- and $16,053 for the years ended December 31, 2020 and 2019, respectively.

ONE WORLD PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 – Notes Payable

Notes payable consists of the following at December 31, 2020 and 2019, respectively:

	December 31,	December 31,
	2020	2019

On February 3, 2020, the Company, through its wholly-owned subsidiary, One World Pharma SAS, received an advance of 100,000,000 COP, or $29,134 USD, from an individual pursuant to an unsecured promissory note due on demand that carried a 6% interest rate. The Company repaid 50,000,000 COP, or $14,567 USD, during the year ended December 31, 2020.	$14,567	$-

On December 16, 2020, the Company received an advance of $125,000 from our CEO, Isiah Thomas, III pursuant to an unsecured promissory note due on demand that carried a 6% interest rate.	125,000	-

On October 28, 2020, the Company received an advance of $50,000 from our CEO, Isiah Thomas, III pursuant to an unsecured promissory note due on demand that carried a 6% interest rate.	50,000	-

On September 14, 2020, the Company received an advance of $26,000 from our Chairman, Dr. Kenneth Perego, II, M.D. pursuant to an unsecured promissory note due on demand that carried a 6% interest rate. The advance was repaid by the Company on March 31, 2021.	26,000	-

On May 4, 2020, the Company received an advance of $20,000 from Woodman Management pursuant to an unsecured promissory note due on demand that carried a 6% interest rate. The advance was repaid by the Company on May 14, 2020.	-	-

On various dates between January 29, 2020 and March 31, 2020, the Company received advances from CSW Ventures, LP aggregating of $116,000, pursuant to unsecured promissory notes due on demand that carry a 6% interest rate, as follows: $25,000 – January 29, 2020 $25,000 – February 13, 2020 $15,000 – February 26, 2020 $15,000 – March 11, 2020 $ 6,000 – March 31, 2020 $10,000 – August 17, 2020 $20,000 – August 20, 2020 On September 14, 2020, the principal was repaid with $116,000 of such principal paid by the issuance of 11,600 shares of Series A Convertible Preferred Stock to CSW.	-	-

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

The PPP Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, or provisions of the promissory note. The occurrence of an event of default may result in a claim for the immediate repayment of all amounts outstanding under the PPP Note.	119,274	-

On April 2, 2020, the Company received an advance of $6,000 from MCKP Investments LLC, a Company principally owned by the Company’s Chairman of the Board, Dr. Kenneth Perego, II, on an unsecured promissory note due on demand that carries a 6% interest rate. On July 2, 2020, the debt was repaid in full, including $90 of interest.	-	-

On November 14, 2019, the Company received an advance of $50,000 from MCKP Investments LLC, pursuant to an unsecured promissory note due on demand that carries a 6% interest rate. On July 2, 2020, the debt was repaid in full, including $1,882 of interest.	-	50,000

On November 14, 2019, the Company received an additional advance of $80,000 from MCKP Investments LLC, pursuant to an unsecured promissory note due on demand that carries a 6% interest rate. On July 2, 2020, the debt was repaid in full, including $3,011 of interest.	-	80,000

Total notes payable	$334,841	$130,000

ONE WORLD PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recorded interest expense in the amount of $9,734 and $7,679 for the years ended December 31, 2020 and 2019, respectively, including $1,296 of interest payable to officers and directors.

The Company recognized interest expense for the year ended December 31, 2020 and 2019, respectively, as follows:

	December 31,	December 31,
	2020	2019

Interest on convertible notes	$21,516	$24,751
Interest on advances from shareholders	-	16,053
Interest on notes payable	9,734	7,679
Amortization of beneficial conversion features	-	332,332
Interest on accounts payable	16,342	1,767
Total interest expense	$47,592	$382,582

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

ONE WORLD PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Preferred Stock

The Company has 10,000,000 authorized shares of $0.001 par value “blank check” preferred stock, of which 500,000 shares have been designated Series A Preferred Stock and 300,000 shares have been designated Series B Preferred Stock, subject to anti-dilution provisions. Each share of Series A Preferred Stock is currently convertible into one hundred (100) shares of the Company’s common stock. The Series A Preferred Stock accrues dividends at the rate of 6% per annum, payable annually in cash or additional shares of Series A Preferred Stock, at the Company’s election. As of December 31, 2020, there were 150,233 shares of Series A Preferred Stock issued and outstanding. No Series B Preferred Stock were outstanding as of December 31, 2020. The Series A Preferred Stock is presented as mezzanine equity on the balance sheet due to it carrying a stated value of $10 per share and a deemed liquidation clause, which entitles the holder to receive, before and in preference to any distribution or payment of assets of the Corporation or the proceeds thereof may be made or set apart for the holders of junior securities an amount in cash equal to the stated value per share, plus an amount equal to any accrued and unpaid dividends. Each share of Preferred Stock carries a number of votes equal to the number of shares of common stock into which such Preferred Stock may then be converted. The Preferred Stock generally will vote together with the common stock and not as a separate class.

The Series A Convertible Preferred Stock has been classified outside of permanent equity and liabilities since it embodies a conditional obligation that the Company may settle by issuing a variable number of equity shares and the monetary value of the obligation is based on a fixed monetary amount known at inception.

Series A Preferred Stock Sales

On various dates between April 14, 2020 and October 28, 2020, the Company received total proceeds of $1,502,330 from the sale of 150,233 units, consisting in the aggregate of 150,233 shares of Series A Preferred Stock and five-year warrants to purchase 7,511,650 shares of common stock at an exercise price of $0.25 per share to twenty-two accredited investors. The proceeds received were allocated between the Series A Preferred Stock and warrants on a relative fair value basis.

Series A Preferred Stock Dividends

The Series A Preferred Stock accrues dividends at the rate of 6% per annum, payable annually in cash or additional shares of Series A Preferred Stock, at the Company’s election. A total of $37,236 of dividends were payable as of December 31, 2020.

Common Stock

The Company is authorized to issue an aggregate of 300,000,000 shares of common stock with a par value of $0.001. As of December 31, 2020, there were 53,085,305 shares of common stock issued and outstanding.

Common Stock Sales, 2020

On November 27, 2020, the Company sold an aggregate of 750,000 shares of common stock at a price of $0.10 per share for total cash proceeds of $75,000. The shares were subsequently issued on March 1, 2021. Prior to the issuance, the fair value of the shares was reflected on the Company’s balance sheet as subscriptions payable.

Common Stock Issued on Subscriptions Payable, 2020

On January 6, 2020, the Company issued 500,000 shares of common stock that were purchased on December 31, 2019 at $0.50 per share for proceeds of $25,000. Prior to the issuance, the purchase price was reflected on the Company’s balance sheet as subscriptions payable.

Common Stock Issued for Services, Employees and Consultants, 2020

On December 31, 2020, the Company awarded 100,000 shares of common stock to a consultant for services performed. The aggregate fair value of the common stock was $12,000 based on the closing price of the Company’s common stock on the date of grant.

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

ONE WORLD PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common Stock Issued for Services, Officers and Directors, 2020

On December 31, 2020, the Company awarded 750,000 shares of common stock to the Company’s Chairman of the Board, Dr. Ken Perego, for services provided. The aggregate fair value of the common stock was $90,000 based on the closing price of the Company’s common stock on the date of grant.

On December 31, 2020, the Company awarded 750,000 shares of common stock to the Company’s Interim Chief Financial Officer/Director, Bruce Raben, for services provided. The aggregate fair value of the common stock was $90,000 based on the closing price of the Company’s common stock on the date of grant.

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

Common Stock Issued on Subscriptions Payable, 2019

On December 31, 2019 we sold 500,000 shares of common stock at a price of $0.50 per share for total cash proceeds of $250,000. The shares were subsequently issued on January 6, 2020, and the Company recognized a subscriptions payable of $250,000 at December 31, 2019.

Common Stock Issued for Debt Conversion, 2019

On February 4, 2019, a total of 1,253,493 shares of common stock of OWP Ventures were issued pursuant to the conversion of $501,397 of convertible debt owed to The Sanguine Group LLC, consisting of $500,000 of principal and $1,397 of interest.

Common Stock Options Exercised, 2019

On August 28, 2019, a total of 51,040 shares of common stock were issued upon exercise on a cashless basis of options to purchase 58,331 shares of common stock at a price $0.50 per share.

Common Stock Issued for Services, Consultants, 2019

On February 18, 2019, the Company issued 30,000 shares of common stock of OWP Ventures to a consultant for services. The total fair value of the common stock was $15,000 based recent independent third-party sales at $0.50 per share.

ONE WORLD PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On various dates between September 4, 2019 and December 4, 2019, the Company awarded an investor relations firm an aggregate 69,666 shares of common stock for services provided. The aggregate fair value of the common stock was $221,560 based on the closing price of the Company’s common stock on the date of grant, and was expensed during the current period.

Adjustments to Additional Paid-In Capital, 2019

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

Common Stock Options Issued for Services, 2020

On December 31, 2020, the Company awarded options to purchase 250,000 shares of the Company’s Common Stock at an exercise price equal to $0.13 per share to a consultant. The options vest in equal quarterly installments over the following year. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 192% and a call option value of $0.1170, was $29,245. The options are being expensed over the vesting period. As of December 31, 2020, a total of $29,245 of unamortized expenses are expected to be expensed over the vesting period.

On December 31, 2020, the Company awarded options to purchase 125,000 shares of the Company’s Common Stock at an exercise price equal to $0.13 per share to a consultant. The options vest in equal quarterly installments over the following year. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 192% and a call option value of $0.1170, was $14,622. The options are being expensed over the vesting period. As of December 31, 2020, a total of $14,622 of unamortized expenses are expected to be expensed over the vesting period.

On December 31, 2020, the Company awarded options to purchase 50,000 shares of the Company’s Common Stock at an exercise price equal to $0.13 per share to a consultant. The options vest in equal quarterly installments over the following year. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 192% and a call option value of $0.1170, was $5,849. The options are being expensed over the vesting period. As of December 31, 2020, a total of $5,849 of unamortized expenses are expected to be expensed over the vesting period.

On July 1, 2020, the Company awarded options to purchase 125,000 shares of the Company’s Common Stock at an exercise price equal to $0.38 per share to a consultant. The options are exercisable over a ten year period. The options vested quarterly over six months. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 303% and a call option value of $0.3798, was $47,476. The options were expensed over the vesting period, resulting in $47,476 of stock-based compensation expense during the year ended December 31, 2020.

On July 1, 2020, the Company awarded options to purchase 1,000,000 shares of the Company’s Common Stock at an exercise price equal to $0.38 per share to a consultant. The options were exercisable over a ten year period. The options will vest quarterly over three years. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 303% and a call option value of $0.38, was $379,958. The options were being expensed over the vesting period, resulting in $63,326 of stock-based compensation expense during the year ended December 31, 2020. On December 31, 2020, the options were voluntarily surrendered and cancelled.

On July 1, 2020, the Company awarded options to purchase 125,000 shares of the Company’s Common Stock at an exercise price equal to $0.38 per share to a consultant for Advisory Board services. The options are exercisable over a ten year period. The options will vest quarterly over one year. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 303% and a call option value of $0.3799, was $47,482. The options are being expensed over the vesting period, resulting in $23,742 of stock-based compensation expense during the year ended December 31, 2020. As of December 31, 2020, a total of $23,740 of unamortized expenses are expected to be expensed over the vesting period.

ONE WORLD PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On June 3, 2020, the Company awarded options to purchase 5,500,000 shares of the Company’s Common Stock at an exercise price equal to $0.55 per share to Isiah L. Thomas III, the Company’s Chief Executive Officer and Vice Chairman. The options were issued outside of the Company’s 2019 Plan and are exercisable over a ten year period. The options vest as to 1,500,000 shares immediately, as to 1,000,000 shares 120 days following the issuance of the option (the “Second Vesting Date”), and as to the remaining 3,000,000 shares vesting quarterly over the three years following the Second Vesting Date. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 301% and a call option value of $0.5499, was $3,024,689. The options were being expensed over the vesting period, resulting in $1,206,933 of stock-based compensation expense during the year ended December 31, 2020. On December 31, 2020, the options were voluntarily surrendered and cancelled.

On May 31, 2020, the Company awarded options to purchase 350,000 shares of the Company’s Common Stock at an exercise price equal to $0.56 per share to the Company’s Chairman of the Board, Dr. Ken Perego. The options vest as to 116,667 shares immediately, with the remaining 233,333 shares vesting quarterly over the following two years, beginning October 1, 2020. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 302% and a call option value of $0.5599, was $195,959. The options were being expensed over the vesting period, resulting in $102,056 of stock-based compensation expense during the year ended December 31, 2020. On December 31, 2020, the options were voluntarily surrendered and cancelled.

On May 31, 2020, the Company awarded options to purchase 350,000 shares of the Company’s Common Stock at an exercise price equal to $0.56 per share to Bruce Raben, the Company’s Interim Chief Financial Officer and a Director of the Company. The options vest as to 116,667 shares immediately, with the remaining 233,333 shares vesting quarterly over the following two years, beginning October 1, 2020. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 302% and a call option value of $0.5599, was $195,959. The options were being expensed over the vesting period, resulting in $102,056 of stock-based compensation expense during the year ended December 31, 2020. On December 31, 2020, the options were voluntarily surrendered and cancelled.

On May 31, 2020, the Company awarded options to purchase an aggregate 1,900,000 shares of the Company’s Common Stock at an exercise price equal to $0.56 per share to six consultants and employees. The options vest as to 633,333 shares immediately, with the remaining 1,266,667 shares vesting quarterly over the following three years, beginning October 1, 2020. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 302% and a call option value of $0.5599, was $1,063,879. The options were being expensed over the vesting period, resulting in $458,058 of stock-based compensation expense during the year ended December 31, 2020. On December 31, 2020, the options were voluntarily surrendered and cancelled.

On May 31, 2020, the Company awarded options to purchase an aggregate 100,000 shares of the Company’s Common Stock at an exercise price equal to $0.56 per share to two consultants. The options vest as to 33,333 shares immediately, with the remaining 66,667 shares vesting quarterly over the following three years, beginning October 1, 2020. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 302% and a call option value of $0.5599, was $55,994. The options are being expensed over the vesting period, resulting in $25,760 of stock-based compensation expense during the year ended December 31, 2020. As of December 31, 2020, a total of $30,234 of unamortized expenses are expected to be expensed over the vesting period. On December 31, 2020, the options were voluntarily surrendered and cancelled.

Common Stock Options Issued for Services, 2019

On February 8, 2019, the Company awarded cashless options to a service provider to acquire up to 100,000 shares of common stock, exercisable at $0.50 per share over a thirty-six (36) month period from the origination date. The options vest as to (i) 8,333 shares on the 8th day of each subsequent month for the following eleven months, and (ii) 8,337 shares on the one-year anniversary of the effective date. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 105% and a call option value of $2.3658, was $236,582. The options were expensed over the vesting period, resulting in $25,279 and $211,303 of stock-based compensation expense during the years ended December 31, 2020 and 2019, respectively. On December 31, 2020, the options were voluntarily surrendered and cancelled.

On February 8, 2019, the Company awarded cashless options to one of our directors to acquire up to 125,000 shares of common stock, exercisable at $0.50 per share over a thirty-six (36) month period from the origination date. The options vest as to (i) 10,416 shares on the 8th day of each subsequent month for the following eleven months, and (ii) 10,424 shares on the one-year anniversary of the effective date. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 105% and a call option value of $2.3727, was $296,593. The options were expensed over the vesting period, resulting in $31,690 and $264,903 of stock-based compensation expense during the year ended December 31, 2020 and 2019, respectively. On December 31, 2020, the options were voluntarily surrendered and cancelled.

ONE WORLD PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On January 28, 2019, the Company awarded cashless options to a service provider to acquire up to 500,000 shares of common stock, exercisable at $0.50 per share over a thirty-six (36) month period from the origination date. The options vest as to (i) 41,666 shares on the 8th day of each subsequent month for the following eleven months, and (ii) 41,674 shares on the one-year anniversary of the effective date. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 105% and a call option value of $1.8305, was $915,230. The options were expensed over the vesting period, resulting in $70,209 and $845,021 of stock-based compensation expense during the years ended December 31, 2020 and 2019, respectively.

On January 28, 2019, the Company awarded cashless options to a service provider to acquire up to 100,000 shares of common stock, exercisable at $0.50 per share over a thirty-six (36) month period from the origination date. The options vest as to (i) 8,333 shares on the 8th day of each subsequent month for the following eleven months, and (ii) 8,337 shares on the one-year anniversary of the effective date. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 105% and a call option value of $1.8381, was $183,805. The options were expensed over the vesting period, resulting in $14,100 and $169,705 of stock-based compensation expense during the years ended December 31, 2020 and 2019, respectively. On December 31, 2020, the options were voluntarily surrendered and cancelled.

Options Exercised, 2019

No options were exercised during the year ended December 31, 2020. On August 28, 2019, a total of 51,040 shares of common stock were issued upon exercise on a cashless basis of options to purchase 58,331 shares of common stock at a price $0.50 per share. No options were exercised during the year ended December 31, 2020.

The following is a summary of information about the Stock Options outstanding at December 31, 2020.

Shares Underlying Options Outstanding				Shares Underlying Options Exercisable
Weighted
	Shares	Average	Weighted	Shares	Weighted
	Underlying	Remaining	Average	Underlying	Average
Range of	Options	Contractual	Exercise	Options	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$0.13 - $0.56	1,275,000	6.36 years	$0.36	632,640	$0.49

The following is a summary of activity of outstanding stock options:

		Weighted
		Average
	Number	Exercise
	of Shares	Prices
Balance, December 31, 2018	-	$-
Options granted	825,000	0.50
Options exercised	(58,331)	(0.50)
Balance, December 31, 2019	766,669	0.50
Options granted	9,875,000	0.51
Options exercised	(9,366,669)	(0.53)
Balance, December 31, 2020	1,275,000	$0.36

Exercisable, December 31, 2020	632,640	$0.49

ONE WORLD PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 – Common Stock Warrants

Warrants to purchase a total of 7,511,650 shares of common stock were outstanding as of December 31, 2020.

On various dates between April 14, 2020 and October 28, 2020, the Company received total proceeds of $1,502,330 from the sale of 150,233 units, consisting in the aggregate of 150,233 shares of Series A Preferred Stock and five-year warrants to purchase 7,511,650 shares of common stock at an exercise price of $0.25 per share to twenty-two accredited investors. The proceeds received were allocated between the Series A Preferred Stock and warrants on a relative fair value basis. The aggregate estimated value of the warrants using the Black-Scholes Pricing Model, based on a weighted average volatility rate of 305% and a weighted average call option value of $0.2882, was $2,164,995.

The following is a summary of information about our warrants to purchase common stock outstanding at December 31, 2020.

Shares Underlying Warrants Outstanding				Shares Underlying Warrants Exercisable

Range of Exercise Prices	Shares Underlying Warrants Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Underlying Warrants Exercisable	Weighted Average Exercise Price

$0.25	7,511,650	4.59 years	$0.25	7,511,650	$0.25

The fair value of each warrant grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

	December 31,	December 31,
	2020	2019

Average risk-free interest rates	0.30%	N/A
Average expected life (in years)	5.00	N/A
Volatility	305%	N/A

No warrants were issued during the year ended December 31, 2019. The weighted average fair value of warrants granted with exercise prices at the current fair value of the underlying stock during the year ended December 31, 2020 was approximately $0.25 per warrant.

The following is a summary of activity of outstanding common stock warrants:

		Weighted
		Average
	Number	Exercise
	of Shares	Price
Balance, December 31, 2019	-	$-
Warrants granted	7,511,650	0.25
Warrants exercised	-	-

Balance, December 31, 2020	7,511,650	$0.25

Exercisable, December 31, 2020	7,511,650	$0.25

Deemed Dividend Adjustment, Series A Preferred Stock

Per guidance of ASC 260, the Company recorded a deemed dividend of $1,502,330 related to the 7,511,650 warrants included with the Unit Offerings, consisting of the sale of the Series A Preferred Stock and common stock warrants. The value of the deemed dividend was capped at the fair value of the consideration received for the sale of the Unit Offerings.

ONE WORLD PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 – Commitments and Contingencies

Lease Commitment

The Company leases executive office space in Las Vegas, Nevada. In addition, OWP Colombia leases an office and a home in Bogota under leases expiring in less than a year. Our anticipated future lease commitments on a calendar year basis in US dollars, excluding common area maintenance fees, under non-cancelable operating leases are as follows. Amounts of minimum future annual commitments on a calendar year basis in US dollars, excluding common area maintenance fees, under non-cancelable operating leases are as follows:

Minimum
Year Ending	Lease
December 31,	Commitments
2021	$57,498
2022	59,223
2023	61,000
2024	52,098
Total minimum lease payments	229,819
Less interest	28,294
Present value of lease liabilities	201,525
Less current portion	45,271
Long-term lease liabilities	$156,254

Rent expense was $156,362 and $136,750 for the years ended December 31, 2020 and 2019, respectively.

Legal Contingencies

There are no material pending legal proceedings to which we are a party or to which any of our property is subject, nor are there any such proceedings known to be contemplated by governmental authorities. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

Note 19 - Income Tax

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the years ended December 31, 2020 and 2019, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2020, the Company had approximately $5,900,000 of federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2025.

The provision (benefit) for income taxes for the years ended December 31, 2020 and 2019 were assuming a 21% effective tax rate. The effective income tax rate for the years ended December 31, 2020 and 2019 consisted of the following:

	December 31,
	2020	2019
Federal statutory income tax rate	21%	21%
State income taxes	-%	-%
Change in valuation allowance	(21)%	(21)%
Net effective income tax rate	-	-

ONE WORLD PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the Company’s deferred tax asset are as follows:

	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carry forwards	$1,239,000	$908,350

Net deferred tax assets before valuation allowance	$1,239,000	$908,350
Less: Valuation allowance	(1,239,000)	(908,350)
Net deferred tax assets	$-	$-

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2020 and 2019, respectively.

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

Note 20 – Subsequent Events

Debt Financing

On January 20, 2021, the Company completed the sale of a Promissory Note in the principal amount of $290,000 (the “Note”) to AJB Capital Investments LLC (the “Investor”) for a purchase price of $281,300, pursuant to a Securities Purchase Agreement between the Company and the Investor (the “Purchase Agreement”).

The Note matures on October 20, 2021 (the “Maturity Date”), bears interest at a rate of 10% per annum, and, following an event of default only, is convertible into shares of the Company’s common stock at a conversion price equal to the lesser of 90% of the lowest trading price during (i) the 20 trading day period preceding the issuance date of the note, or (ii) the 20 trading day period preceding date of conversion of the Note. The Note is also subject to covenants, events of defaults, penalties, default interest and other terms and conditions customary in transactions of this nature.

Pursuant to the Purchase Agreement, the Company paid a commitment fee to the Investor in the amount of $200,000 (the “Commitment Fee”) in the form of 2,000,000 shares of the Company’s common stock (the “Commitment Fee Shares”). During the six month period following the six month anniversary of the closing date (the “Adjustment Period”), the Investor shall be entitled to be issued additional shares of common stock of the Company to the extent the Investor’s sale of the Commitment Fee Shares has resulted in net proceeds in an amount less than the Commitment Fee. If the Company repays the Note on or prior to the Maturity Date, the Company may redeem 1,000,000 of the Commitment Fee Shares for a nominal redemption price of $1.00.

The obligations of the Company to the Investor under the Note and the Purchase Agreement are secured by a lien on the Company’s assets pursuant to a Security Agreement between the Company and the Investor.

Series A Preferred Stock Conversions

On April 6, 2021, a shareholder converted 30,000 shares of Series A Preferred Stock into 3,000,000 shares of common stock.

On March 24, 2021, a shareholder converted 10,000 shares of Series A Preferred Stock into 1,000,000 shares of common stock.

On January 26, 2021, a shareholder converted 5,000 shares of Series A Preferred Stock into 500,000 shares of common stock.

On January 12, 2021, a shareholder converted 10,000 shares of Series A Preferred Stock into 1,000,000 shares of common stock.

Series B Preferred Stock Sales

On February 7, 2021, the Company and ISIAH International, LLC (“ISIAH International”), entered into a Securities Purchase Agreement (the “Purchase Agreement”) under which ISIAH International agreed to purchase from the Company, on the dates provided for in the Purchase Agreement, an aggregate of 200,000 shares of the Company’s newly designated Series B Preferred Stock (“Series B Preferred Stock”), convertible into an aggregate of 20,000,000 shares of the Company’s common stock, par value $0.001 per share (“Common Stock”), for a purchase price of $15.00 per share of Preferred Stock, and an aggregate purchase price of $3 million. Each share of Series B Preferred Stock has a Stated Value of $15.00 and is convertible into Common Stock at a conversion price equal to $0.15. Isiah Thomas, the Company’s Chief Executive Officer, is the sole member and Chief Executive Officer of ISIAH International. Pursuant to the Purchase Agreement, ISIAH International has agreed to purchase shares of Series B Preferred Stock from the Company according to the following schedule:

Date	Shares	Purchase Price
Initial Closing Date	16,666	$249,990
February 22, 2021	16,667	$250,005
March 8, 2021	16,667	$250,005
March 22, 2021	16,667	$250,005
April 5, 2021	16,666	$249,990
April 19, 2021	16,667	$250,005
May 17, 2021	33,334	$500,010
June 14, 2021	33,333	$499,995
July 12, 2021	33,333	$499,995
Total	200,000	$3,000,000

ONE WORLD PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of April 14, 2021, a total of 83,333 shares Series B Preferred Stock have been purchased in accordance with the above schedule, for total proceeds of $1,249,995.

On various dates between March 9, 2021 and March 15, 2021, the Company received total proceeds of $477,510 from the sale of an additional 31,834 shares of Series B Preferred Stock at a price of $15.00 per share to five accredited investors.

Common Stock Issued on Subscriptions Payable

On March 1, 2021, the Company issued 750,000 shares of common stock on a Subscriptions Payable for the November 27, 2020 sale of common stock at $0.10 per share for proceeds of $75,000.

Option Grants

On January 1, 2021, the Company awarded options to purchase 5,500,000 shares of the Company’s Common Stock at an exercise price equal to $0.13 per share to Isiah L. Thomas III, the Company’s Chief Executive Officer and Vice Chairman. The options were issued outside of the Company’s 2019 Plan and are exercisable over a ten year period. The options vest as to 2,750,000 shares immediately, and as to the remaining 2,750,000 shares vesting quarterly in 250,000 increments over the following eleven quarters.

On January 1, 2021, the Company awarded options to purchase 350,000 shares of the Company’s Common Stock under the Company’s 2019 Plan at an exercise price equal to $0.13 per share, exercisable over a ten year period to the Company’s Chairman of the Board, Dr. Ken Perego. The options vest in equal quarterly installments over one year.

On January 1, 2021, the Company awarded options to purchase 475,000 shares of the Company’s Common Stock under the Company’s 2019 Plan at an exercise price equal to $0.13 per share, exercisable over a ten year period to Bruce Raben, the Company’s Interim Chief Financial Officer and a Director of the Company. The options vest in equal quarterly installments over one year.

On January 1, 2021, the Company awarded options to purchase an aggregate 1,842,000 shares of the Company’s Common Stock under the Company’s 2019 Plan at an exercise price equal to $0.13 per share, exercisable over a ten year period to seven consultants and employees. in equal quarterly installments over one year.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020 (the “Evaluation Date”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our Principal Executive Officer and Principal Financial Officer, concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

Management has conducted, with the participation of our Principal Executive Officer and our Principal Accounting Officer, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of Evaluation Date. Management’s assessment of internal control over financial reporting was conducted using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013 Framework).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, Management identified the following three material weaknesses that have caused management to conclude that, as of December 31, 2020, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or in other factors that occurred during the fourth fiscal quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Set forth below are the present directors and executive officers of the Company. There are no arrangements or understandings between any of the directors, officers and other persons pursuant to which such person was selected as a director or an officer.

Name	Age	Position
Isiah Thomas, III	59	CEO, Vice Chairman of the Board
Bruce Raben	67	Director, Interim CFO
Dr. Kenneth Perego, II	51	Chairman of the Board

Biographies

Set forth below are brief accounts of the business experience of each director and executive officer of the Company.

Isiah Thomas, III has been our Chief Executive Officer and Vice Chairman of the Board since June 2021. Mr. Thomas has also been the Chairman and Chief Executive Officer of Isiah International, LLC, a holding company with interests in a diversified portfolio of businesses, since 2011. Mr. Thomas also has been a Commentator and Analyst for NBA TV, since 2014, and Turner Sports, since 2012. He previously served as the President & Alternate Governor of the New York Liberty of the Women’s National Basketball Association from 2015 to February 2019, the Head Basketball Coach at Florida International University, from 2009 to 2012, the General Manager, President of Basketball Operation and Head Coach of the New York Knicks of the National Basketball Association (“NBA”), from 2006 to 2008, the Head Coach of the Indiana Pacers of the NBA from 2000 to 2003, the Owner of the Continental Basketball Association from 1998 to 2000, Minority Owner & Executive Vice President of the Toronto Raptors of the NBA from 1994 to 1998 and point guard for the Detroit Pistons of the NBA from 1981 to 1994. Mr. Thomas has served as a director of Get in Chicago, an organization focused on stopping gun and related violence in Chicago, since 2013, and as a director of Madison Square Garden Entertainment Corp. since April 2020. He is also the Founder of Mary’s Court Foundation, a charitable organization established in 2010. We believe that Mr. Thomas’s business experience qualify him to serve as our director.

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

Director Nominations

As of December 31, 2020, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. We have not established formal procedures by which security holders may recommend nominees to the Company’s board of directors.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our code of ethics may be obtained free of charge by contacting us at the address or telephone number listed on the cover page hereof.

ITEM 11. Executive Compensation

Summary Compensation Table

The following summary compensation table sets forth the aggregate compensation we paid or accrued during the fiscal years ended December 31, 2020 and 2019 to persons serving as our Chief Executive Officer and Interim Chief Financial Officer, during our year ended December 31, 2020 (our “Named Executive Officers”), who were our only executive officers during 2020.

Name and	Fiscal			Stock	Option
Financial Position	Year	Salary		Awards(2)	Awards(3)		Total

Isiah Thomas, III,	2020	$70,000	(1)	$275,000	$-		$345,000
Chief Executive Officer and Vice Chairman

Bruce Raben,	2020	$-		$90,000	$-		$90,000
Interim Chief Financial Officer, Director	2019	$60,000		$-	$296,593	(5)	$356,593

Craig Ellins,	2020	$106,000	(4)	$1,100,000	$-		$1,206,000
Former President, Chief Executive Officer and Chief Financial Officer	2019	$126,000		$-	$-		$126,000

(1) Consists of $70,000 of accrued salary not yet paid.

(2) The aggregate fair value of the common stock awarded based on the closing price of the Company’s common stock on the date of grant.

(3) Excludes options granted in 2020 and voluntarily surrendered on December 31, 2020.

(4) Includes $96,000 of accrued severance paid in 2021.

(5) On February 8, 2019, we granted Bruce Raben an option to purchase 125,000 shares of common stock at an exercise price of $0.50 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 105% and a call option value of $2.3727, was $296,593.

Director Compensation

The following table summarizes the compensation paid or accrued by us to our directors that are not Named Executive Officers for the year ended December 31, 2020.

Name	Fees Earned or Paid in Cash	Stock Award		Option Awards(2)	Non-Equity Incentive Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All other Compensation	Total

Dr. Kenneth Perego	$-	$286,000	(1)	$-	$-	$-	$-	$286,000

(1) Consists of the aggregate fair value of 1,100,000 shares of common stock awarded over various dates based on the closing price of the Company’s common stock on the grant dates.

(2) Excludes options granted in 2020 and voluntarily surrendered on December 31, 2020.

Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 31, 2021, certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of 5% or more of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group. The address of each of our directors and executive officers named in the table is c/o One World Pharma, Inc., 3471 W. Oquendo Rd., Suite 301, Las Vegas, Nevada 89118:

			Series A		Series B
	Common Stock		Preferred Stock		Preferred Stock
Name of Beneficial Owner(1)	Number of Shares	% of Class(2)	Number of Shares	% of Class	Number of Shares	% of Class
Officers and Directors:
Isiah Thomas, III (3)	16,833,400	22.9%	-	-	133,334	80.7%
Dr. Kenneth Perego II, Chairman(4)	10,837,500	18.3%	11,000	7.3%	-	-
Bruce Raben, Director(5)	1,193,750	2.1%	-	-	-	-
Directors and Officers as a Group (3 persons)	28,864,650	38.2%	-	-	-	-
Solid Bridge Investments, LLC(6)	7,000,000	12.2%	-	-	-	-
Craig Ellins	5,745,000	10.0%	-	-	-	-

* less than 1%

(1)	Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock owned by such person.

(2)	Percentage of beneficial ownership is based upon 57,335,305 shares of common stock outstanding as of March 31, 2021. For each named person, this percentage includes common stock that the person has the right to acquire either currently or within 60 days of March 31, 2021, including through the exercise of an option; however, such common stock is not deemed outstanding for the purpose of computing the percentage owned by any other person.

(3)	Includes 3,000,000 shares of common stock that may be acquired under an option to purchase 5,500,000 shares of common stock at an exercise price of $0.13 per share that vested (i) 2,750,000 Option Shares on January 1, 2021, and (ii) as to the remaining 2,750,000 Options Shares, in 11 quarterly installments of 250,000 Option Shares beginning on April 1, 2021, exercisable until January 1, 2031 Also includes 6,666,700 shares of common stock that may be acquired upon conversion of Series B Preferred Stock currently held by Isiah International, LLC and 6,666,700 shares of common stock that may be acquired upon conversion of Series B Preferred Stock to be purchased by Isiah International, LLC from the Company within 60 days of March 31, 2021. Mr. Thomas is the sole member and Chief Executive Officer of ISIAH International.

(4)	Includes 7,000,000 shares of common stock held by CB Medical, LLC, of which Dr. Kenneth Perego, II is the controlling member. Includes 87,500 shares of common stock that may be acquired under an option to purchase 350,000 shares of common stock at an exercise price of $0.13 per share that vest 87,500 Option Shares on March 31, 2021, June 30, 2021, September 30, 2021 and December 31, 2021, exercisable until January 1, 2031. Also, includes 550,000 shares of common stock that may be acquired under a warrant to purchase 550,000 shares of common stock at an exercise price of $0.25 over a five year period beginning on July 10, 2020. In addition, includes 11,000 shares of Series A Preferred Stock, convertible into 1,100,000 shares of common stock with each share of preferred carrying 50 voting rights.

(5)	Includes 118,750 shares of common stock that may be acquired under an option to purchase 475,000 shares of common stock at an exercise price of $0.13 per share that vest 118,750 Option Shares on March 31, 2021, June 30, 2021, September 30, 2021 and December 31, 2021, exercisable until January 1, 2031. Also, includes 200,000 of shares of common stock held by The Raben Education Trust, of which Mr. Raben is the co-trustee.

(6)	The principals of Solid Bridge Investments, Inc. are Carlos Andres de Fex Gomez and Gloria Veronica Serna Diez, who founded OWP Colombia and were its principal shareholders prior to the sale of OWP Colombia to OWP Ventures.

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

Advances by Craig Ellins

On February 13, 2019, the remaining outstanding obligations under advances to us by Craig Ellins, our former CEO, were exchanged for an amended and restated promissory note in the principal amount of $307,141 that bore interest at 6% and was payable upon the earlier of (i) a public or private offering of our equity securities, resulting in gross proceeds of at least $5,000,000, or (ii) February 13, 2022. All indebtedness outstanding under this note, consisting of $307,141 of principal and $13,791 of interest, was repaid in full during the year ended December 31, 2020, with $200,000 of such principal paid by the issuance of 400,000 shares of common stock to Mr. Ellins.

Director Independence

Our board of directors currently consists of Isiah Thomas, III, our Chief Executive Officer and Vice Chairman, Dr. Kenneth Perego, II, our Chairman, and Bruce Raben, our Interim Chief Financial Officer. As executive officers, Mr. Thomas and Mr. Raben do not qualify as “independent” under standards of independence set forth by national securities exchanges. Our Board of Directors has determined that Dr. Kenneth Perego, II is “independent” in accordance with the NASDAQ Global Market’s requirements. As our common stock is currently quoted on the OTCQB, we are not currently subject to corporate governance standards of listed companies.

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

	Years Ended December 31,
	2020	2019
Audit fees:(1)
M&K CPAS, PLLC	$37,850	$46,650
WWC, P.C.	-	14,000
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$37,850	$60,650

(1) Audit fees were principally for audit services and work performed in the review of the Company’s quarterly reports on Form 10-Q

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

Exhibit	Description
2.1	Agreement and Plan of Merger dated February 21, 2019, among the Registrant, OWP Merger Subsidiary Inc. and OWP Ventures, Inc. (incorporated by reference to Exhibit 2.1 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on February 25, 2019)
3.1	Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 24, 2014)
3.2	Certificate of Amendment to Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 8, 2019)
3.3	Certificate of Amendment to Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2020)
3.4	Certificate of Designation of Series A Preferred Stock of the Registrant dated June 1, 2020 (incorporated by reference to Exhibit 3.4 of the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 26, 2020)
3.5	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 24, 2014)
3.6	Certificate of Designation of Series B Preferred Stock of the Registrant dated February 2, 2021 (incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 8, 2021)
4.1*	Description of Securities
4.2	Promissory Note of One World Pharma, Inc. in the Principal Amount of $290,000 issued to AJB Capital Investments LLC, dated January 20, 2021 (incorporated by reference to Exhibit 4.1 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on January 25, 2021)
10.1	Convertible Note in the Principal Amount of $300,000 issued by OWP Ventures, Inc. to CSW Investors, LP (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on February 25, 2019)
10.2	Consulting Agreement between OWP Ventures, Inc. and Bruce Raben dated February 8, 2019 (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on February 25, 2019)
10.3	Commercial Lease dated December 2, 2018, between Larry R. Haupert dba Rexco and One World Pharma S.A.S. (incorporated by reference to Exhibit 10.3 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on February 25, 2019)
10.4	Commercial Lease dated October 16, 2018, between Ripper Series, LLC and OWP Ventures, Inc. (incorporated by reference to Exhibit 10.4 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on February 25, 2019)
10.5	One World Pharma, Inc. 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2020)
10.6	Form of Stock Option Grant Notice for grants under the 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2020)
10.7	Form of Option Agreement for grants under the 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2020)
10.8	Promissory Note dated May 4, 2020, made by OWP Ventures, Inc. in favor of Customers Bank (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on May 8, 2020)
10.9	Separation and Release Agreement between One World Pharma, Inc. and Craig Ellins, dated June 3, 2020 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on June 9, 2020)
10.10	Letter Agreement between One World Pharma, Inc. and Isiah L. Thomas, III, dated June 3, 2020 (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on June 9, 2020)
10.11	Securities Purchase Agreement, dated as of January 20, 2021, between One World Pharma, Inc. and AJB Capital Investments LLC (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on January 25, 2021)
10.12	Security Agreement, dated as of January 20, 2021, between One World Pharma, Inc. and AJB Capital Investments LLC (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on January 25, 2021)

10.13	Securities Purchase Agreement, dated as of February 7, 2021, between One World Pharma, Inc. and ISIA International LLC (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on February 8, 2021)
10.14*	Form of Demand Note between One World Pharma, Inc. and Isiah L. Thomas, III, dated December 16, 2020
14.1	One World Pharma, Inc. Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2020)
21.1	Subsidiaries (incorporated by reference to Exhibit 21.1 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on February 25, 2019)
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
31.2*	Certification of Interim Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
32.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Interim Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Labels Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONE WORLD PHARMA, INC.
(Registrant)

By:	/s/ Isiah L. Thomas III
Isiah L. Thomas, III
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Bruce Raben
Bruce Raben
Interim Chief Financial Officer
(Principal Financial Officer)

Dated:	April 15, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Isiah L. Thomas, III	Chief Executive Officer and Director
Isiah L. Thomas, III	(Principal Executive Officer)	April 15, 2021

/s/ Bruce Raben	Interim Chief Financial Officer and Director	April 15, 2021
Bruce Raben	(Principal Financial Officer)

/s/ Dr. Kenneth Perego, II	Director	April 15, 2021
Dr. Kenneth Perego, II

