Form 10-Q
period 2021-03-31
One World Pharma, Inc.
filed 2021-05-17
CIK 1622244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

The number of shares of registrant’s common stock outstanding as of May 14, 2021 was 61,453,455.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ONE WORLD PHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2021	2020
	(Unaudited)
Assets

Current assets:
Cash	$875,004	$28,920
Accounts receivable	16,497	5,636
Inventory	330,009	267,152
Other current assets	95,780	118,911
Total current assets	1,317,290	420,619

Right-of-use assets	183,804	195,029
Security deposits	67,365	65,114
Fixed assets, net	874,924	726,820

Total Assets	$2,443,383	$1,407,582

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$703,548	$734,554
Accrued expenses	390,402	550,535
Dividends payable	59,463	37,236
Current portion of lease liabilities	46,471	45,271
Notes payable, net of discounts of $210,079 at March 31, 2021	388,762	334,841
Total current liabilities	1,588,646	1,702,437

Long-term lease liability	144,090	156,254

Total Liabilities	1,732,736	1,858,691

Series A convertible preferred stock, $0.001 par value, 500,000 shares authorized; 125,233 and 150,233 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	1,252,330	1,502,330
Series B convertible preferred stock, $0.001 par value, 300,000 shares authorized; 101,835 and -0- shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	1,527,525	-

Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value, 9,200,000 shares authorized; no shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized; 57,335,305 and 53,085,305 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	57,335	53,085
Additional paid-in capital	14,998,510	14,103,672
Subscriptions payable, consisting of 1,000,000 and 750,000 at March 31, 2021 and December 31, 2020, respectively	100,000	75,000
Accumulated other comprehensive loss	(52,510)	(52,870)
Accumulated (deficit)	(17,172,543)	(16,132,326)
Total Stockholders’ Equity (Deficit)	(2,069,208)	(1,953,439)

Total Liabilities and Stockholders’ Equity (Deficit)	$2,443,383	$1,407,582

See accompanying notes to financial statements.

ONE WORLD PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended
	March 31,
	2021	2020

Revenues	$23,282	$-
Cost of goods sold	7,579	-
Gross profit	15,703	-

Operating expenses:
General and administrative	740,426	285,141
Professional fees	219,463	886,354
Depreciation expense	9,884	5,912
Total operating expenses	969,773	1,177,407

Operating loss	(954,070)	(1,177,407)

Other income (expense):
Sublease income	7,000	-
Interest income	314	-
Interest expense	(93,461)	(10,509)
Total other expense	(86,147)	(10,509)

Net loss	$(1,040,217)	$(1,187,916)

Other comprehensive loss:
Gain (loss) on foreign currency translation	$360	$(21,359)

Net other comprehensive loss	$(1,039,857)	$(1,209,275)
Series A convertible preferred stock declared ($0.60 per share)	(22,227)	-
Net loss attributable to common shareholders	$(1,041,123)	$(1,209,275)

Weighted average number of common shares outstanding - basic and fully diluted	56,113,083	45,644,327

Net loss per share - basic and fully diluted	$(0.02)	$(0.03)

Dividends declared per share of common stock	$0.00	$0.00

See accompanying notes to financial statements.

ONE WORLD PHARMA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

									Accumulated		Total
	Series A Convertible		Series B Convertible				Additional		Other		Stockholders’
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Subscriptions	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Income (Loss)	Deficit	(Deficit)

Balance, December 31, 2019	-	$-	-	$-	44,804,305	$44,804	$8,150,004	$250,000	$(16,248)	$(8,167,166)	$261,394

Common stock sold for cash	-	-	-	-	500,000	500	249,500	(250,000)	-	-	-

Common stock issued for services	-	-	-	-	406,000	406	421,594	-	-	-	422,000

Amortization of common stock options issued for services	-	-	-	-	-	-	141,278	-	-	-	141,278

Loss on foreign currency translation	-	-	-	-	-	-	-	-	(21,359)	-	(21,359)

Net loss	-	-	-	-	-	-	-	-	-	(1,187,916)	(1,187,916)

Balance, March 31, 2020	-	$-	-	$-	45,710,305	$45,710	$8,962,376	$-	$(37,607)	$(9,355,082)	$(384,603)

									Accumulated		Total
	Series A Convertible		Series B Convertible				Additional		Other		Stockholders’
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Subscriptions	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Income (Loss)	Deficit	(Deficit)

Balance, December 31, 2020	150,233	$1,502,330	-	$-	53,085,305	$53,085	$14,103,672	$75,000	$(52,870)	$(16,132,326)	$(1,953,439)

Series B convertible preferred stock sold for cash to our CEO	-	-	66,667	1,000,005	-	-	-	-	-	-	-

Series B convertible preferred stock sold for cash	-	-	35,168	527,520	-	-	(25)	-	-	-	(25)

Common stock sold for cash	-	-	-	-	750,000	750	74,250	(75,000)	-	-	-

Conversion of series A convertible preferred stock	(25,000)	(250,000)	-	-	1,500,000	1,500	148,500	100,000	-	-	250,000

Commitment shares issued pursuant to promissory note	-	-	-	-	2,000,000	2,000	266,250	-	-	-	268,250

Amortization of common stock options issued for services	-	-	-	-	-	-	428,090	-	-	-	428,090

Series A convertible preferred stock declared ($0.60 per share)	-	-	-	-	-	-	(22,227)	-	-	-	(22,227)

Gain on foreign currency translation	-	-	-	-	-	-	-	-	360	-	360

Net loss	-	-	-	-	-	-	-	-	-	(1,040,217)	(1,040,217)

Balance, March 31, 2021	125,233	$1,252,330	101,835	$1,527,525	57,335,305	$57,335	$14,998,510	$100,000	$(52,510)	$(17,172,543)	$(2,069,208)

See accompanying notes to financial statements.

ONE WORLD PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities
Net loss	$(1,040,217)	$(1,187,916)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	9,884	5,912
Amortization of stock-based debt discounts	79,921	-
Stock-based compensation	-	422,000
Amortization of options issued for services	428,090	141,278
Decrease (increase) in assets:
Accounts receivable	(10,861)	-
Inventory	(62,857)	(94,217)
Other current assets	23,131	118,355
Right-of-use assets	11,225	58,891
Security deposits	(2,251)	2,351
Increase (decrease) in liabilities:
Accounts payable	(31,006)	256,515
Accrued expenses	(160,133)	9,962
Lease liability	(10,964)	(57,157)
Net cash used in operating activities	(766,038)	(324,026)

Cash flows from investing activities
Purchase of fixed assets	(157,988)	(2,213)
Net cash used in investing activities	(157,988)	(2,213)

Cash flows from financing activities
Repayment of convertible note payable	(26,000)	-
Proceeds from notes payable	268,250	86,000
Proceeds from sale of preferred and common stock	1,527,500	-
Net cash provided by financing activities	1,769,750	86,000

Effect of exchange rate changes on cash	360	(21,359)

Net increase (decrease) in cash	846,084	(261,598)
Cash - beginning	28,920	282,380
Cash - ending	$875,004	$20,782

Supplemental disclosures:
Interest paid	$11,363	$394
Income taxes paid	$-	$-

Non-cash investing and financing transactions:
Fair value of common shares issued for conversion of debt	$708,250	$-
Value of commitment shares issued as a debt discount	$268,250	$-
Dividends payable	$22,227	$-

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

OWP Ventures is a holding company formed in Delaware on March 27, 2018 to enter and support the cannabis industry, and on May 30, 2018, it acquired OWP Colombia. OWP Colombia is a licensed cannabis cultivation, production and distribution (export) company located in Popayán, Colombia (nearest major city is Cali). We plan to be a producer of raw cannabis and hemp plant ingredients for both medical and industrial uses across the globe. We have received licenses to cultivate, produce and distribute the raw ingredients of the cannabis and hemp plant for medicinal, scientific and industrial purposes. Specifically, we are one of the few companies in Colombia to receive all four licenses, including seed use, cultivation of non-psychoactive cannabis, cultivation of psychoactive cannabis, and manufacturing allowing for extraction and export. Currently, we own approximately 30 acres and have a covered greenhouse built specifically to cultivate high-grade cannabis and hemp. In addition, we have entered into agreements with local farming co-operatives that include small farmers and indigenous tribe members, under which they will cultivate cannabis on up to approximately 140 acres of land using our seeds and propagation techniques, and sell their harvested products to us on an exclusive basis. We planted our first crop of cannabis in 2018, which we began harvesting in the first quarter of 2019 for the purpose of further research and development activities and quality control testing of the cannabis we have produced. We began generating revenue from the sale of our seeds in the second quarter of 2020.

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

The unaudited condensed consolidated financial statements of the Company and the accompanying notes included in this Quarterly Report on Form 10-Q are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the Condensed Consolidated Financial Statements have been included. Such adjustments are of a normal, recurring nature. The Condensed Consolidated Financial Statements, and the accompanying notes, are prepared in accordance with GAAP and do not contain certain information included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The interim Condensed Consolidated Financial Statements should be read in conjunction with that Annual Report on Form 10-K. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

ONE WORLD PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the following entities, all of which were under common control and ownership at March 31, 2021:

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

Fair Value of Financial Instruments

The Company discloses the fair value of certain assets and liabilities in accordance with ASC 820 – Fair Value Measurement and Disclosures (ASC 820). Under ASC 820-10-05, the FASB establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement reaffirms that fair value is the relevant measurement attribute. The adoption of this standard did not have a material effect on the Company’s financial statements as reflected herein. The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses reported on the balance sheets are estimated by management to approximate fair value primarily due to the short-term nature of the instruments.

ONE WORLD PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Cash in Excess of FDIC Insured Limits

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000, under current regulations. The Company had $416,373 of cash in excess of FDIC insured limits at March 31, 2021, and has not experienced any losses in such accounts.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606 — Revenue from Contracts with Customers (ASC 606). Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied.

There was no impact on the Company’s financial statements from ASC 606 for the three months ended March 31, 2021, or the year ended December 31, 2020.

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

In August 2020, the FASB issued ASU No. 2020-06, Debt–Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging–Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU 2020-06), which simplifies the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments. This guidance also eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if converted method. The new guidance is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2021, with early adoption permitted. The adoption of ASU 2020-06 is not expected to have a material impact on the Company’s financial statements or related disclosures.

In May 2020, the SEC adopted final rules that amend the financial statement requirements for significant business acquisitions and dispositions. Among other changes, the final rules modify the significance tests and improve the disclosure requirements for acquired or to be acquired businesses and related pro forma financial information, the periods those financial statements must cover, and the form and content of the pro forma financial information. The final rules do not modify requirements for the acquisition and disposition of significant amounts of assets that do not constitute a business. The final rules were effective January 1, 2021. The Company has considered these final rules and updated its disclosures, as applicable.

ONE WORLD PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In November 2019, the FASB issued ASU 2019-12 – Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in ASU 2019-12 are part of an initiative to reduce complexity in accounting standards and simplify the accounting for income taxes by removing certain exceptions from Topic 740 and making minor improvements to the codification. ASU 2019-12 and its related amendments are effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The provisions of this update did not have a material impact on the Company’s financial position or results of operations.

No other new accounting pronouncements, issued or effective during the period ended March 31, 2021, have had or are expected to have a significant impact on the Company’s financial statements.

Note 2 –Going Concern

As shown in the accompanying condensed consolidated financial statements as of March 31, 2021, the Company had cash on hand of $875,004, negative working capital of $271,356 and an accumulated deficit of $17,172,543, and the Company’s cash on hand will not be sufficient to sustain operations, however, we have received a commitment from ISIAH International, LLC, a company under the control of our CEO, Isiah L. Thomas, III, to fund us with $3,000,000 by July 12, 2021. As of May 17, 2021, we have received approximately, $2,000,010. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new customers to generate revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. Management believes these factors will contribute toward achieving profitability. There can be no assurance that we will be successful in achieving these objectives, becoming profitable or continuing our business without either a temporary interruption or a permanent cessation. Additional financing may result in substantial dilution to existing stockholders.

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

Note 3 – Related Parties

Debt Repayment, Related Party

On March 29, 2021, the Company repaid a total of $27,201 of indebtedness owed to the Company’s Chairman of the Board, Dr. Kenneth Perego, II, M.D., consisting of $26,000 of principal and $1,201 of interest.

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

ONE WORLD PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As of March 31, 2021, a total of 66,667 shares Series B Preferred Stock have been purchased in accordance with the above schedule, for total proceeds of $1,000,005.

Series B Preferred Stock Sales

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

Common Stock Options Issued for Services, Directors

On January 1, 2021, the Company awarded options to purchase 5,500,000 shares of the Company’s Common Stock at an exercise price equal to $0.13 per share to Isiah L. Thomas III, the Company’s Chief Executive Officer and Vice Chairman. The options were issued outside of the Company’s 2019 Plan and are exercisable over a ten year period. The options vested immediately as to 2,750,000 shares, and vest as to the remaining 2,750,000 shares quarterly in 250,000 increments over the following eleven quarters. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 192% and a call option value of $0.1174, was $645,624. The options are being expensed over the vesting period, resulting in $322,812 of stock-based compensation expense during the three months ended March 31, 2021. As of March 31, 2021, a total of $322,812 of unamortized expenses are expected to be expensed over the vesting period.

On January 1, 2021, the Company awarded options to purchase 350,000 shares of the Company’s Common Stock under the Company’s 2019 Plan at an exercise price equal to $0.13 per share, exercisable over a ten year period to the Company’s Chairman of the Board, Dr. Ken Perego. The options vest in equal quarterly installments over one year. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 192% and a call option value of $0.1170, was $40,943. The options are being expensed over the vesting period, resulting in $10,235 of stock-based compensation expense during the three months ended March 31, 2021. As of March 31, 2021, a total of $30,708 of unamortized expenses are expected to be expensed over the vesting period.

On January 1, 2021, the Company awarded options to purchase 475,000 shares of the Company’s Common Stock under the Company’s 2019 Plan at an exercise price equal to $0.13 per share, exercisable over a ten year period to Bruce Raben, the Company’s Interim Chief Financial Officer and a Director of the Company. The options vest in equal quarterly installments over one year. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 192% and a call option value of $0.1170, was $55,565. The options are being expensed over the vesting period, resulting in $13,892 of stock-based compensation expense during the three months ended March 31, 2021. As of March 31, 2021, a total of $41,673 of unamortized expenses are expected to be expensed over the vesting period.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheet as of March 31, 2021 and December 31, 2020, respectively:

	Fair Value Measurements at March 31, 2021
	Level 1	Level 2	Level 3
Assets
Cash	$875,004	$-	$-
Right-of-use asset	-	-	183,804
Total assets	875,004	-	183,804
Liabilities
Lease liabilities	-	-	190,561
Notes payable	-	388,762	-
Total liabilities	-	(388,762)	(190,561)
	$875,004	$(388,762)	$(6,757)

	Fair Value Measurements at December 31, 2020
	Level 1	Level 2	Level 3
Assets
Cash	$28,920	$-	$-
Right-of-use asset	-	-	195,029
Total assets	28,920	-	195,029
Liabilities
Lease liabilities	-	-	201,520
Notes payable	-	334,841	-
Total liabilities	-	334,841	201,525
	$28,920	$(334,841)	$(6,496)

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the three months ended March 31, 2021 or the year ended December 31, 2020.

ONE WORLD PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5 – Inventory

Inventories are stated at the lower of cost or market. Cost is determined on a standard cost basis that approximates the first-in, first-out (FIFO) method. Market is determined based on net realizable value. Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value. Our cannabis products consist of cannabis flower grown in-house, along with produced extracts. Inventory consisted of the following at March 31, 2021 and December 31, 2020, respectively.

	March 31,	December 31,
	2021	2020
Raw materials	$38,567	$27,514
Work in progress	243,374	181,272
Finished goods	90,603	104,673
	372,544	313,459
Less obsolescence	(42,535)	(46,307)
Total inventory	$330,009	$267,152

Note 6 – Other Current Assets

Other current assets included the following as of March 31, 2021 and December 31, 2020, respectively:

	March 31,	December 31,
	2021	2020
VAT tax receivable	$70,435	$99,199
Prepaid expenses	22,910	19,226
Other receivables	2,435	486
Total	$95,780	$118,911

Note 7 – Security Deposits

Security deposits included the following as of March 31, 2021 and December 31, 2020, respectively:

	March 31,	December 31,
	2021	2020
Utility deposits	$1,090	$660
Refundable deposit on equipment purchase	50,000	50,000
Security deposits on leases held in Colombia	2,246	9,960
Security deposit on office lease	14,029	4,494
	$67,365	$65,114

ONE WORLD PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 8 – Fixed Assets

Fixed assets consist of the following at March 31, 2021 and December 31, 2020, respectively:

	March 31,	December 31,
	2021	2020
Land	$138,248	$138,248
Buildings	41,665	41,665
Office equipment	48,277	44,027
Furniture and fixtures	27,914	27,914
Equipment and machinery	331,899	185,169
Construction in progress	352,044	345,036
	940,047	782,059
Less: accumulated depreciation	(65,123)	(55,239)
Total	$874,924	$726,820

Construction in progress consists of equipment and capital improvements on the Popayán farm have not yet been placed in service.

Depreciation and amortization expense totaled $9,884 and $5,912 for the three months ended March 31, 2021 and 2020, respectively.

Note 9 – Accrued Expenses

Accrued expenses consisted of the following at March 31, 2021 and December 31, 2020, respectively:

	March 31,	December 31,
	2021	2020
Accrued payroll	$188,922	$266,230
Accrued withholding taxes and employee benefits	11,906	18,889
Accrued ICA fees and contributions	122,316	200,335
Accrued interest	67,258	65,081
	$390,402	$550,535

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

ONE WORLD PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The components of lease expense were as follows:

For the Three
Months Ended
March 31,
2021
Operating lease cost:
Amortization of assets	$11,225
Interest on lease liabilities	3,339
Lease payments on short term leases	10,892
Total lease cost	$25,456

Supplemental balance sheet information related to leases was as follows:

March 31,
2021
Operating leases:
Operating lease assets	$183,804

Current portion of operating lease liabilities	$46,471
Noncurrent operating lease liabilities	144,090
Total operating lease liabilities	$190,561

Weighted average remaining lease term:
Operating leases	3.58 years

Weighted average discount rate:
Operating leases	6.75%

Supplemental cash flow and other information related to leases was as follows:

For the Three
Months Ended
March 31,
2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$10,964

Future minimum annual lease commitments under non-cancelable operating leases are as follows at March 31, 2021:

Operating
Leases

2021 (for the nine months remaining)	$43,195
2022	59,223
2023	61,000
2024	52,098
Total minimum lease payments	215,516
Less interest	24,955
Present value of lease liabilities	190,561
Less current portion	46,471
Long-term lease liabilities	$144,090

ONE WORLD PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 11 – Notes Payable

Notes payable consists of the following at March 31, 2021 and December 31, 2020, respectively:

March 31,	December 31,
2021	2020

On January 20, 2021, the Company completed the sale of a Promissory Note in the principal amount of $290,000 (the “Note”) to AJB Capital Investments LLC (the “Investor”) for a purchase price of $281,300, pursuant to a Securities Purchase Agreement between the Company and the Investor (the “Purchase Agreement”). The Company received net proceeds of $268,250 after deductions of debt discounts, consisting of $8,700 pursuant to an original issue discount, $7,250 of legal fees and $5,800 of brokerage fees.

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

Pursuant to the Purchase Agreement, the Company paid a commitment fee to the Investor in the amount of $200,000 (the “Commitment Fee”) in the form of 2,000,000 shares of the Company’s common stock (the “Commitment Fee Shares”). During the six month period following the six month anniversary of the closing date (the “Adjustment Period”), the Investor shall be entitled to be issued additional shares of common stock of the Company to the extent the Investor’s sale of the Commitment Fee Shares has resulted in net proceeds in an amount less than the Commitment Fee. If the Company repays the Note on or prior to the Maturity Date, the Company may redeem 1,000,000 of the Commitment Fee Shares for a nominal redemption price of $1.00. The Commitment Fee Shares resulted in a debt discount of $268,250 that is being amortized over the life of the loan.

The obligations of the Company to the Investor under the Note and the Purchase Agreement are secured by a lien on the Company’s assets pursuant to a Security Agreement between the Company and the Investor.

$290,000	$-

ONE WORLD PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On February 3, 2020, the Company, through its wholly-owned subsidiary, One World Pharma SAS, received an advance of 100,000,000 COP, or $29,134 USD, from an individual pursuant to an unsecured promissory note due on demand that carried a 6% interest rate. The Company repaid 50,000,000 COP, or $14,567 USD, during the year ended December 31, 2020.	14,567	14,567

On December 16, 2020, the Company received an advance of $125,000 from our CEO, Isiah Thomas, III pursuant to an unsecured promissory note due on demand that carried a 6% interest rate.	125,000	125,000

On October 28, 2020, the Company received an advance of $50,000 from its CEO, Isiah Thomas, III pursuant to an unsecured promissory note due on demand that carries a 6% interest rate.	50,000	50,000

On September 14, 2020, the Company received an advance of $26,000 from its Chairman, Dr. Kenneth Perego, II, M.D. pursuant to an unsecured promissory note due on demand that carried a 6% interest rate. The advance was repaid by the Company on March 29, 2021.	-	26,000

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

	119,274	119,274

Total notes payable	598,841	334,841
Less unamortized debt discounts	210,079	-
Notes payable, net of discounts	$388,762	$334,841

The Company recognized interest expense for the three months ended March 31, 2021 and 2020, as follows:

	March 31,	March 31,
	2021	2020

Interest on convertible notes	$-	$7,589
Interest on notes payable	9,069	2,526
Amortization of debt discounts, including $73,927 of stock-based discounts	79,921	-
Interest on accounts payable	4,471	394
Total interest expense	$93,461	$10,509

ONE WORLD PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 12 – Convertible Preferred Stock

Preferred Stock

The Company has 10,000,000 authorized shares of $0.001 par value “blank check” preferred stock, of which 500,000 shares have been designated Series A Preferred Stock and 300,000 shares have been designated Series B Preferred Stock. The shares of Series A Preferred Stock and Series B Preferred Stock are each currently convertible into one hundred (100) shares of the Company’s common stock. The Series A Preferred Stock accrues dividends at the rate of 6% per annum, payable in cash as and when declared by the Board or upon a liquidation. The shares of Series B Preferred Stock are not entitled to dividends, other than the right to participate in dividends payable to holders of common stock on an as-converted basis. As of March 31, 2021, there were 125,233 and 101,835 shares of Series A Preferred Stock and Series B Preferred Stock, respectively, issued and outstanding. The Series A and B Preferred Stock are presented as mezzanine equity on the balance sheet due because they carry a stated value of $10 and $15 per share, respectively, and a deemed liquidation clause, which entitles the holders thereof to receive proceeds thereof in an amount equal to the stated value per share, plus any accrued and unpaid dividends, before any payment may be made to holders of common stock. Each share of Preferred Stock carries a number of votes equal to the number of shares of common stock into which such Preferred Stock may then be converted. The Preferred Stock generally will vote together with the common stock and not as a separate class.

The Series A and B Preferred Stock have been classified outside of permanent equity and liabilities. the Series A Preferred Stock embodies conditional obligations that the Company may settle by issuing a variable number of equity shares, and in both the Series A and B Preferred Stock, monetary value of the obligation is based on a fixed monetary amount known at inception.

Series A Preferred Stock Sales

No shares of Series A Preferred Stock were sold during the three months ending March 31, 2021.

Series A Preferred Stock Conversions

On March 24, 2021, a shareholder converted 10,000 shares of Series A Preferred Stock into 1,000,000 shares of common stock. The shares of common stock were subsequently issued on April 7, 2021.

On January 26, 2021, a shareholder converted 5,000 shares of Series A Preferred Stock into 500,000 shares of common stock.

On January 12, 2021, a shareholder converted 10,000 shares of Series A Preferred Stock into 1,000,000 shares of common stock.

Preferred Stock Dividends

The Series A Preferred Stock accrues dividends at the rate of 6% per annum, payable in cash as and when declared by the Board or upon a liquidation. A total of $59,463 of dividends had accrued as of March 31, 2021.

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

Through March 31, 2021, a total of 66,667 shares of Series B Preferred Stock were purchased in accordance with the above schedule, for total proceeds of $1,000,005.

In addition to the shares sold to ISIAH International, the Company received total proceeds of $477,510 on various dates between March 9, 2021 and March 15, 2021 from the sale of an additional 31,834 shares of Series B Preferred Stock at a price of $15.00 per share to five accredited investors.

ONE WORLD PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 13 – Changes in Stockholders’ Equity

Common Stock

The Company is authorized to issue an aggregate of 300,000,000 shares of common stock with a par value of $0.001. As of March 31, 2021, there were 57,335,305 shares of common stock issued and outstanding.

Common Stock Issued on Subscriptions Payable

On March 1, 2021, the Company issued 750,000 shares of common stock on a Subscriptions Payable for the November 27, 2020 sale of common stock at $0.10 per share for proceeds of $75,000.

Common Stock Issued as a Promissory Note Commitment

As disclosed in Note 11, above, pursuant to the Purchase Agreement with AJB Capital, the Company paid a commitment fee to the Investor in the form of 2,000,000 shares of the Company’s common stock. During the six month period following the six month anniversary of the closing date (the “Adjustment Period”), the Investor shall be entitled to be issued additional shares of common stock of the Company to the extent the Investor’s sale of the Commitment Fee Shares has resulted in net proceeds in an amount less than the $200,000 Commitment Fee. If the Company repays the Note on or prior to the Maturity Date, the Company may redeem 1,000,000 of the Commitment Fee Shares for a nominal redemption price of $1.00. The Commitment Fee Shares resulted in a debt discount of $268,250 that is being amortized over the life of the loan, resulting in $73,927 of finance expense during the three months ended March 31, 2021.

Amortization of Stock-Based Compensation

A total of $428,090 of stock-based compensation expense was recognized from the amortization of options to purchase common stock over their vesting period during the three months ended March 31, 2021.

Note 14 – Common Stock Options

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

Common Stock Options Issued for Services

On January 1, 2021, the Company awarded options to purchase 5,500,000 shares of the Company’s Common Stock at an exercise price equal to $0.13 per share to Isiah L. Thomas III, the Company’s Chief Executive Officer and Vice Chairman. The options were issued outside of the Company’s 2019 Plan and are exercisable over a ten year period. The options vested immediately as to 2,750,000 shares, and vest as to the remaining 2,750,000 shares quarterly in 250,000 increments over the following eleven quarters. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 192% and a call option value of $0.1174, was $645,624. The options are being expensed over the vesting period, resulting in $322,812 of stock-based compensation expense during the three months ended March 31, 2021. As of March 31, 2021, a total of $322,812 of unamortized expenses are expected to be expensed over the vesting period.

On January 1, 2021, the Company awarded options to purchase 350,000 shares of the Company’s Common Stock under the Company’s 2019 Plan at an exercise price equal to $0.13 per share, exercisable over a ten year period to the Company’s Chairman of the Board, Dr. Ken Perego. The options vest in equal quarterly installments over one year. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 192% and a call option value of $0.1170, was $40,943. The options are being expensed over the vesting period, resulting in $10,235 of stock-based compensation expense during the three months ended March 31, 2021. As of March 31, 2021, a total of $30,708 of unamortized expenses are expected to be expensed over the vesting period.

ONE WORLD PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On January 1, 2021, the Company awarded options to purchase 475,000 shares of the Company’s Common Stock under the Company’s 2019 Plan at an exercise price equal to $0.13 per share, exercisable over a ten year period to Bruce Raben, the Company’s Interim Chief Financial Officer and a Director of the Company. The options vest in equal quarterly installments over one year. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 192% and a call option value of $0.1170, was $55,565. The options are being expensed over the vesting period, resulting in $13,892 of stock-based compensation expense during the three months ended March 31, 2021. As of March 31, 2021, a total of $41,673 of unamortized expenses are expected to be expensed over the vesting period.

On January 1, 2021, the Company awarded options to purchase an aggregate 1,842,000 shares of the Company’s Common Stock under the Company’s 2019 Plan at an exercise price equal to $0.13 per share, exercisable over a ten year period to seven consultants and employees. in equal quarterly installments over one year. The aggregate estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 192% and a call option value of $0.1170, was $215,475. The options are being expensed over the vesting period, resulting in $53,868 of stock-based compensation expense during the three months ended March 31, 2021. As of March 31, 2021, a total of $161,607 of unamortized expenses are expected to be expensed over the vesting period.

Note 15 – Income Taxes

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the three months ended March 31, 2021, and the year ended December 31, 2020, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At March 31, 2021, the Company had approximately $6,323,000 of federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2025.

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at March 31, 2021 and December 31, 2020, respectively.

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

Note 16 – Subsequent Events

Series A Preferred Stock Conversions

On April 6, 2021, a shareholder converted 30,000 shares of Series A Preferred Stock into 3,000,000 shares of common stock.

Preferred Stock Sales

On various dates in May, 2021, the Company received total proceeds of $50,010 from the sale of an aggregate of 3,334 shares of Series B Preferred Stock at a price of $15.00 per share to trusts whose beneficiaries are adult children of Isiah L. Thomas III’. Mr. Thomas disclaims beneficial ownership of the shares held by these trusts.

On April 19, 2021, the Company received proceeds of $250,005 from ISIAH International pursuant to the sale of 16,667 shares of Series B Preferred Stock at a price of $15.00 per share pursuant to the February 7, 2021 Purchase Agreement.

On April 5, 2021, the Company received proceeds of $249,990 from ISIAH International pursuant to the sale of 16,666 shares of Series B Preferred Stock at a price of $15.00 per share pursuant to the February 7, 2021 Purchase Agreement.

Common Stock Issued on Subscriptions Payable

On April 7, 2021, the Company issued 1,000,000 shares of common stock to a Series A Preferred Stockholder pursuant to a March 24, 2021 conversion of 10,000 shares of Series A Preferred Stock. Prior to the issuance, the fair value of such shares was reflected on the Company’s balance sheet as subscriptions payable in the amount of $100,000.

Common Stock Issued for Services

On May 12, 2021, the Company entered into a Settlement Agreement with COR Prominence, LLC. Pursuant to the Settlement Agreement, the Company issued 118,150 shares of common stock. In addition, the Company engaged COR Prominence, LLC to provide investor relation services to the Company, in consideration for the payment of $7,500 per month in cash, and $5,000 per month with shares of Common Stock of the Company valued at 125% of the closing price of the Common Stock of the Company on the date of issuance.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended December 31, 2020 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

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

Overview

Through our wholly-owned subsidiary, One World Pharma S.A.S, a licensed cannabis cultivation, production and distribution (export) company located in Popayán, Colombia (nearest major city is Cali). We plan to be a producer of raw cannabis and hemp plant ingredients for both medical and industrial uses across the globe. We have received licenses to cultivate, produce and distribute the raw ingredients of the cannabis and hemp plant for medicinal, scientific and industrial purposes. Specifically, we are one of the only companies in Colombia to receive all four licenses, including seed use, cultivation of non-psychoactive cannabis, cultivation of psychoactive cannabis, and manufacturing allowing for extraction and export. Currently, we own approximately 30 acres and have a covered greenhouse built specifically to cultivate high-grade cannabis and hemp. In addition, we have entered into agreements with local farming co-operatives that include small farmers and indigenous tribe members, under which they will cultivate cannabis on up to approximately 140 acres of land using our seeds and propagation techniques, and sell their harvested products to us on an exclusive basis. We planted our first crop of cannabis in 2018, which we began harvesting in the first quarter of 2019 for the purpose of further research and development activities and quality control testing of the cannabis we have produced. We consummated our first sales and revenue beginning in the second quarter of 2020 with initial sales of fully registered non-psychoactive seeds.

Results of Operations for the Three Months Ended March 31, 2021 and 2020:

The following table summarizes selected items from the statement of operations for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,		Increase /
	2021	2020	(Decrease)
Revenues	$23,282	$-	$23,282
Cost of goods sold	7,579	-	7,579
Gross profit	15,703	-	15,703

Operating expenses:
General and administrative	740,426	285,141	455,285
Professional fees	219,463	886,354	(666,891)
Depreciation expense	9,884	5,912	3,972
Total operating expenses:	969,773	1,177,407	(207,634)

Operating loss	(954,070)	(1,177,407)	(223,337)

Total other income (expense)	(86,147)	(10,509)	75,638

Net loss	$(1,040,217)	$(1,187,916)	$(147,699)

Revenues

We began to generate revenues from the sale of seeds in the second quarter of the prior year. Revenues were $23,282 for the three months ended March 31, 2021.

Cost of Goods Sold

Cost of goods sold for the three months ended March 31, 2021 were $7,579. Cost of goods sold consists primarily of labor, agricultural raw materials, depreciation and overhead.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2021 were $740,426, compared to $285,141 during the three months ended March 31, 2020, an increase of $455,285, or 160%. The expenses for the current period consisted primarily of compensation expenses, office rent, and travel costs. General and administrative expenses increased primarily due to increased stock-based compensation related to the amortization of stock options issued to officers that were not incurred in the prior year, and increased investor relations. General and administrative expenses included non-cash, stock-based compensation of $322,812 during the three months ended March 31, 2021.

Professional Fees

Professional fees for the three months ended March 31, 2021 were $219,463, compared to $886,354 during the three months ended March 31, 2020, a decrease of $666,891, or 75%. Professional fees included non-cash, stock-based compensation of $105,278 and $563,278 during the three months ended March 31, 2021 and 2020, respectively. Professional fees decreased primarily due to decreased stock-based compensation efforts during the current period.

Depreciation Expense

Depreciation expense for the three months ended March 31, 2021 was $9,884, compared to $5,912 during the three months ended March 31, 2020, an increase of $3,972, or 67%. Depreciation increased as we placed more equipment in service in the past year.

Other Income (Expense)

Other expenses, on a net basis, for the three months ended March 31, 2021 were $86,147, compared to other expenses, on a net basis, of $10,509 during the three months ended March 31, 2020, an increase in net expenses of $75,638, or 720%. Other expenses consisted of $93,461 of interest expense, including $73,927 of stock-based finance costs on the amortization of debt discounts, as offset by $7,000 of sublease income on sublet office space and $314 of interest income, for the three months ended March 31, 2021, compared to $10,509 of interest expense during the three months ended March 31, 2020.

Net Loss

Net loss for the three months ended March 31, 2021 was $1,040,217, or $0.02 per share, compared to $1,187,916, or $0.03 per share, during the three months ended March 31, 2020, a decrease of $147,699, or 12%. The net loss decreased primarily due to decreased stock-based compensation during the current period.

Liquidity and Capital Resources

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, financing activities and effect of exchange rate changes on cash for the three months ended March 31, 2021 and 2020:

	2021	2020
Operating Activities	$(766,038)	$(324,026)
Investing Activities	(157,988)	(2,213)
Financing Activities	1,769,750	86,000
Effect of Exchange Rate Changes on Cash	360	(21,359)
Net Increase (Decrease) in Cash	$846,084	$(261,598)

Net Cash Used in Operating Activities

During the three months ended March 31, 2021, net cash used in operating activities was $766,038, compared to net cash used in operating activities of $324,026 for the three months ended March 31, 2020. The cash used in operating activities was primarily attributable to our net loss.

Net Cash Used in Investing Activities

During the three months ended March 31, 2021, net cash used in investing activities was $157,988, compared to net cash used in investing activities of $2,213 for the three months ended March 31, 2020. The cash used in investing activities consisted of purchases of fixed assets.

Net Cash Provided by Financing Activities

During the three months ended March 31, 2021, net cash provided by financing activities was $1,769,750, compared to net cash provided by financing activities of $86,000 for the three months ended March 31, 2020. The current period consisted of $268,250 of proceeds received on debt financing and $1,527,500 received on the sale of preferred and common stock, less debt repayments of $26,000, compared to $86,000 of net proceeds received on debt financing during the three months ended March 31, 2020.

Ability to Continue as a Going Concern

As of March 31, 2021, our balance of cash on hand was $875,004, and we had negative working capital of $271,356 and an accumulated deficit of $17,172,543. We currently do not have sufficient funds to sustain our operations for the next twelve months, however, we have received a commitment from ISIAH International, LLC, a company under the control of our CEO, Isiah L. Thomas, III, to fund us with $3,000,000 by July 12, 2021. As of May 17, 2021, we have received approximately, $2,000,010.

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

There was no impact on the Company’s financial statements from ASC 606 for the three months ended March 31, 2021, or the year ended December 31, 2020.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Interim Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following issuances of equity securities by the Company during the three month period ended March 31, 2021 were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder:

Preferred Stock Sales

On various dates between February 11, 2021 and March 22, 2021, the Company received total proceeds of $1,527,500 from the sale of 101,835 shares of Series B Preferred Stock to seven accredited investors. Each share of Preferred Stock is currently convertible into 100 shares of the Company’s common stock.

Common Stock Issued on Subscriptions Payable

On March 1, 2021, the Company issued 750,000 shares of common stock, restricted in accordance with Rule 144, on a Subscriptions Payable for the November 27, 2020 sale of common stock at $0.10 per share for proceeds of $75,000.

Common Stock Issued as a Promissory Note Commitment

On January 20, 2021, the Company issued 2,000,000 shares of common stock, restricted in accordance with Rule 144, on as a commitment fee on a Promissory Note.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. Exhibits

Exhibit	Description
2.1	Agreement and Plan of Merger dated February 21, 2019, among the Registrant, OWP Merger Subsidiary Inc. and OWP Ventures, Inc. (incorporated by reference to Exhibit 2.1 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on February 25, 2019)
3.1	Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 24, 2014)
3.2	Certificate of Amendment to Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 8, 2019)
3.3	Certificate of Amendment to Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2020)
3.4	Certificate of Designation of Series A Preferred Stock of the Registrant dated June 1, 2020 (incorporated by reference to Exhibit 3.4 of the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 26, 2020)
3.5	Certificate of Designation of Series B Preferred Stock of the Registrant dated February 2, 2021 (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the Securities and Exchange Commission on February 8, 2021)
3.6	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 24, 2014)
4.1	Description of Securities (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form 10-K filed with the Securities and Exchange Commission on April 15, 2021)
4.2	Promissory Note of One World Pharma, Inc. in the principal amount of $290,000 issued to AJB Capital Investments LLC, dated January 20, 2021 (incorporated by reference to Exhibit 4.1 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on January 25, 2021)
10.1	Promissory Note dated May 4, 2020, made by OWP Ventures, Inc. in favor of Customers Bank (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on May 8, 2020)
10.2	Securities Purchase Agreement, dated February 7, 2021 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on February 8, 2021)
10.3	Securities Purchase Agreement, dated January 20, 2021, between One World Pharma, Inc. and AJB Capital Investments LLC (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on January 25, 2021)
10.4	Security Agreement, dated January 20, 2021, between One World Pharma, Inc. and AJB Capital Investments LLC (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on January 25, 2021)
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
31.2*	Certification of Interim Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
32.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Interim Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Labels Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 17, 2021

One World Pharma, Inc.

/s/ Isiah L. Thomas III
Isiah L. Thomas III
Chief Executive Officer
(Principal Executive Officer)

/s/ Bruce Raben
Bruce Raben
Interim Chief Financial Officer
(Principal Financial Officer)

