Form 10-Q
period 2021-06-30
One World Pharma, Inc.
filed 2021-08-16
CIK 1622244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

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

The number of shares of registrant’s common stock outstanding as of August 12, 2021 was 61,975,983.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ONE WORLD PHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
	(Unaudited)
Assets

Current assets:
Cash	$1,811,897	$28,920
Accounts receivable	28,731	5,636
Inventory	413,866	267,152
Other current assets	140,551	118,911
Total current assets	2,395,045	420,619

Right-of-use assets	172,393	195,029
Security deposits	67,353	65,114
Fixed assets, net	927,744	726,820

Total Assets	$3,562,535	$1,407,582

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$559,227	$734,554
Accrued expenses	450,372	550,535
Dividends payable	72,079	37,236
Current portion of lease liabilities	47,691	45,271
Notes payable, net of discounts of $106,181 at June 30, 2021	478,093	334,841
Total current liabilities	1,607,462	1,702,437

Long-term lease liability	131,720	156,254

Total Liabilities	1,739,182	1,858,691

Series A convertible preferred stock, $0.001 par value, 500,000 shares authorized; 95,233 and 150,233 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	952,330	1,502,330
Series B convertible preferred stock, $0.001 par value, 300,000 shares authorized; 205,169 and -0- shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	3,077,535	-

Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value, 9,200,000 shares authorized; no shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized; 61,915,983 and 53,085,305 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	61,916	53,085
Additional paid-in capital	15,715,598	14,103,672
Subscriptions payable, consisting of 750,000 at December 31, 2020	-	75,000
Accumulated other comprehensive loss	(58,289)	(52,870)
Accumulated (deficit)	(17,925,737)	(16,132,326)
Total Stockholders’ Equity (Deficit)	(2,206,512)	(1,953,439)

Total Liabilities and Stockholders’ Equity (Deficit)	$3,562,535	$1,407,582

See accompanying notes to financial statements.

ONE WORLD PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Revenues	$42,323	$60,786	$65,605	$60,786
Cost of goods sold	173	16,751	7,752	16,751
Gross profit	42,150	44,035	57,853	44,035

Operating expenses:
General and administrative	368,146	2,214,022	1,108,572	2,499,163
Professional fees	306,194	2,204,501	525,657	3,090,855
Depreciation expense	13,114	8,298	22,998	14,210
Total operating expenses	687,454	4,426,821	1,657,227	5,604,228

Operating loss	(645,304)	(4,382,786)	(1,599,374)	(5,560,193)

Other income (expense):
Sublease income	7,500	-	14,500	-
Interest income	1,244	-	1,558	-
Interest expense	(116,634)	(10,545)	(210,095)	(21,054)
Total other expense	(107,890)	(10,545)	(194,037)	(21,054)

Net loss	$(753,194)	$(4,393,331)	$(1,793,411)	$(5,581,247)

Other comprehensive loss:
Loss on foreign currency translation	$(5,779)	$(6,844)	$(5,419)	$(28,203)

Net other comprehensive loss	$(758,973)	$(4,400,175)	$(1,798,830)	$(5,609,450)
Series A convertible preferred stock declared ($0.60 per share)	12,616	-	(34,843)	-
Net loss attributable to common shareholders	$(746,357)	$(4,400,175)	$(1,833,673)	$(5,609,450)

Weighted average number of common shares outstanding - basic and fully diluted	59,329,167	46,426,789	58,721,432	46,343,690

Net loss per share - basic and fully diluted	$(0.01)	$(0.09)	$(0.03)	$(0.12)

Dividends declared per share of common stock	$0.00	$0.00	$0.00	$0.00

See accompanying notes to financial statements.

ONE WORLD PHARMA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	For the Three Months Ended June 30, 2020
	Series A Convertible		Series B Convertible				Additional		Accumulated Other		Total Stockholders’
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Subscriptions	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Income (Loss)	Deficit	(Deficit)

Balance, March 31, 2020	-	$-	-	$-	45,710,305	$45,710	$8,962,376	$-	$(37,607)	$(9,355,082)	$(384,603)

Series A Convertible Preferred Stock units sold for cash	40,000	400,000	-	-	-	-	-	-	-	-	-

Common stock sold for cash	-	-	-	-	-	-	-	-	-	-	-

Common stock issued for services	-	-	-	-	4,650,000	4,650	2,582,350	-	-	-	2,587,000

Amortization of common stock options issued for services	-	-	-	-	-	-	1,407,921	-	-	-	1,407,921

Loss on foreign currency translation	-	-	-	-	-	-	-	-	(6,844)	-	(6,844)

Net loss	-	-	-	-	-	-	-	-	-	(4,393,331)	(4,393,331)

Balance, June 30, 2020	40,000	$400,000	-	$-	50,360,305	$50,360	$12,952,647	$-	$(44,451)	$(13,748,413)	$(789,857)

	For the Three Months Ended June 30, 2021
	Series A Convertible		Series B Convertible				Additional		Accumulated Other		Total Stockholders’
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Subscriptions	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Income (Loss)	Deficit	(Deficit)

Balance, March 31, 2021	125,233	$1,252,330	101,835	$1,527,525	57,335,305	$57,335	$14,998,510	$100,000	$(52,510)	$(17,172,543)	$(2,069,208)

Series B convertible preferred stock sold for cash to our CEO	-	-	103,334	1,550,010	-	-	-	-	-	-	-

Conversion of series A convertible preferred stock	(30,000)	(300,000)	-	-	4,000,000	4,000	396,000	(100,000)	-	-	300,000

Common stock issued for services	-	-	-	-	580,678	581	107,215	-	-	-	107,796

Amortization of common stock options issued for services	-	-	-	-	-	-	226,489	-	-	-	226,489

Series A convertible preferred stock dividend declared ($0.60 per share)	-	-	-	-	-	-	(12,616)	-	-	-	(12,616)

Loss on foreign currency translation	-	-	-	-	-	-	-	-	(5,779)	-	(5,779)

Net loss	-	-	-	-	-	-	-	-	-	(753,194)	(753,194)

Balance, June 30, 2021	95,233	$952,330	205,169	$3,077,535	61,915,983	$61,916	$15,715,598	$-	$(58,289)	$(17,925,737)	$(2,206,512)

	For the Six Months Ended June 30, 2020
	Series A Convertible		Series B Convertible				Additional		Accumulated Other		Total Stockholders’
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Subscriptions	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Income (Loss)	Deficit	(Deficit)

Balance, December 31, 2019	-	$-	-	$-	44,804,305	$44,804	$8,150,004	$250,000	$(16,248)	$(8,167,166)	$261,394

Series A convertible preferred stock units sold for cash	40,000	400,000	-	-	-	-	-	-	-	-	-

Common stock sold for cash	-	-	-	-	500,000	500	249,500	(250,000)	-	-	-

Common stock issued for services	-	-	-	-	5,056,000	5,056	3,003,944	-	-	-	3,009,000

Amortization of common stock options issued for services	-	-	-	-	-	-	1,549,199	-	-	-	1,549,199

Series A convertible preferred stock dividend declared ($0.60 per share)	-	-	-	-	-	-	-	-	-	-	-

Loss on foreign currency translation	-	-	-	-	-	-	-	-	(28,203)	-	(28,203)

Net loss	-	-	-	-	-	-	-	-	-	(5,581,247)	(5,581,247)

Balance, June 30, 2020	40,000	$400,000	-	$-	50,360,305	$50,360	$12,952,647	$-	$(44,451)	$(13,748,413)	$(789,857)

	For the Six Months Ended June 30, 2021
	Series A Convertible		Series B Convertible				Additional		Accumulated Other		Total Stockholders’
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Subscriptions	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Income (Loss)	Deficit	(Deficit)

Balance, December 31, 2020	150,233	$1,502,330	-	$-	53,085,305	$53,085	$14,103,672	$75,000	$(52,870)	$(16,132,326)	$(1,953,439)

Series B convertible preferred stock sold for cash to our CEO	-	-	170,001	2,550,015	-	-	-	-	-	-	-

Series B convertible preferred stock sold for cash	-	-	35,168	527,520	-	-	(25)	-	-	-	(25)

Common stock sold for cash	-	-	-	-	750,000	750	74,250	(75,000)	-	-	-

Conversion of series A convertible preferred stock	(55,000)	(550,000)	-	-	5,500,000	5,500	544,500	-	-	-	550,000

Common stock issued for services	-	-	-	-	580,678	581	107,215	-	-	-	107,796

Commitment shares issued pursuant to promissory note	-	-	-	-	2,000,000	2,000	266,250	-	-	-	268,250

Amortization of common stock options issued for services	-	-	-	-	-	-	654,579	-	-	-	654,579

Series A convertible preferred stock dividend declared ($0.60 per share)	-	-	-	-	-	-	(34,843)	-	-	-	(34,843)

Loss on foreign currency translation	-	-	-	-	-	-	-	-	(5,419)	-	(5,419)

Net loss	-	-	-	-	-	-	-	-	-	(1,793,411)	(1,793,411)

Balance, June 30, 2021	95,233	$952,330	205,169	$3,077,535	61,915,983	$61,916	$15,715,598	$-	$(58,289)	$(17,925,737)	$(2,206,512)

See accompanying notes to financial statements.

ONE WORLD PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(1,793,411)	$(5,581,247)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	22,998	14,210
Amortization of debt discounts	13,786	-
Amortization of stock-based debt discounts	170,033	-
Stock-based compensation	107,796	3,009,000
Amortization of options issued for services	654,579	1,549,199
Decrease (increase) in assets:
Accounts receivable	(23,095)	-
Inventory	(146,714)	(148,458)
Other current assets	(21,640)	55,049
Right-of-use assets	22,636	56,569
Security deposits	(2,239)	1,129
Increase (decrease) in liabilities:
Accounts payable	(175,327)	304,337
Accrued expenses	(100,163)	31,501
Lease liability	(22,114)	(52,513)
Net cash used in operating activities	(1,292,875)	(761,224)

Cash flows from investing activities
Purchase of fixed assets	(223,922)	(2,213)
Net cash used in investing activities	(223,922)	(2,213)

Cash flows from financing activities
Proceeds from notes payable	268,250	231,274
Repayment of notes payable	(40,567)	(20,000)
Proceeds from sale of preferred and common stock	3,077,510	400,000
Net cash provided by financing activities	3,305,193	611,274

Effect of exchange rate changes on cash	(5,419)	(28,203)

Net increase (decrease) in cash	1,782,977	(180,366)
Cash - beginning	28,920	282,380
Cash - ending	$1,811,897	$102,014

Supplemental disclosures:
Interest paid	$8,175	$-
Income taxes paid	$-	$-

Non-cash investing and financing transactions:
Fair value of common shares issued for conversion of debt	$1,537,750	$-
Value of commitment shares issued as a debt discount	$268,250	$-
Dividends payable	$34,843	$-

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

OWP Ventures is a holding company formed in Delaware on March 27, 2018 to enter and support the cannabis industry, and on May 30, 2018, it acquired OWP Colombia. OWP Colombia is a licensed cannabis cultivation, production and distribution (export) company located in Popayán, Colombia (nearest major city is Cali). We plan to be a producer of raw cannabis and hemp plant ingredients for both medical and industrial uses across the globe. We have received licenses to cultivate, produce and distribute the raw ingredients of the cannabis and hemp plant for medicinal, scientific and industrial purposes. Specifically, we are one of the few companies in Colombia to receive all four licenses, including seed use, cultivation of non-psychoactive cannabis, cultivation of psychoactive cannabis, and manufacturing allowing for extraction and export. Currently, we own approximately 30 acres and have a covered greenhouse built specifically to cultivate high-grade cannabis and hemp. In addition, we have entered into agreements with local farming co-operatives that include small farmers and indigenous tribe members, under which they will cultivate cannabis on up to approximately 140 acres of land using our seeds and propagation techniques, and sell their harvested products to us on an exclusive basis. We began harvesting cannabis in the first quarter of 2019 for the purpose of further research and development activities, quality control testing and extraction. We have been generating revenue from the sale of our seeds since the second quarter of 2020. In August 2021, the Company initiated the construction of a vertically integrated extraction facility designed to process the cannabis flower, making the Company one of the first companies in Colombia to, both, hold licenses and the capability to extract high-quality CBD and THC oils.

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

ONE WORLD PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the following entities, all of which were under common control and ownership at June 30, 2021:

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

ONE WORLD PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Cash in Excess of FDIC Insured Limits

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000, under current regulations. The Company had $1,093,935 of cash in excess of FDIC insured limits at June 30, 2021, and has not experienced any losses in such accounts.

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

ONE WORLD PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

No other new accounting pronouncements, issued or effective during the period ended June 30, 2021, have had or are expected to have a significant impact on the Company’s financial statements.

Note 2 –Going Concern

As shown in the accompanying condensed consolidated financial statements as of June 30, 2021, our balance of cash on hand was $1,811,897, and we had working capital of $587,583 and an accumulated deficit of $17,925,737. We are too early in our development stage to project revenue with a necessary level of certainty; therefore, we may not have sufficient funds to sustain our operations for the next twelve months and we may need to raise additional cash to fund our operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company has commenced sales and continues to develop its operations, and raised an additional $499,995 from sale of series B preferred stock in July, as noted in our subsequent events footnote.

In the event sales do not materialize at the expected rates, management would seek additional financing or would attempt to conserve cash by further reducing expenses. There can be no assurance that we will be successful in achieving these objectives; therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

The condensed consolidated financial statements do not include any adjustments that might result from the outcome of any uncertainty as to the Company’s ability to continue as a going concern. The condensed consolidated financial statements also do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. Our ability to scale production and distribution capabilities and further increase the value of our brands, is largely dependent on our success in raising additional capital.

Note 3 – Related Parties

Debt Repayment, Related Party

On March 29, 2021, the Company repaid a total of $27,201 of indebtedness owed to the Company’s Chairman of the Board, Dr. Kenneth Perego, II, M.D., consisting of $26,000 of principal and $1,201 of interest.

Series A Preferred Stock Sales

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

ONE WORLD PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Series B Preferred Stock Sales

On February 7, 2021, the Company and ISIAH International, LLC (“ISIAH International”), entered into a Securities Purchase Agreement (the “Purchase Agreement”) under which ISIAH International agreed to purchase from the Company, on the dates provided for in the Purchase Agreement, an aggregate of 200,000 shares of the Company’s newly designated Series B Preferred Stock (“Series B Preferred Stock”), convertible into an aggregate of 20,000,000 shares of the Company’s common stock, for a purchase price of $15.00 per share of Preferred Stock, and an aggregate purchase price of $3 million. Each share of Series B Preferred Stock has a Stated Value of $15.00 and is convertible into common stock at a conversion price equal to $0.15. Isiah Thomas, the Company’s Chief Executive Officer, is the sole member and Chief Executive Officer of ISIAH International. Pursuant to the Purchase Agreement, ISIAH International has agreed to purchase shares of Series B Preferred Stock from the Company according to the following schedule:

Date	Shares	Purchase Price
Initial Closing Date	16,666	$249,990
February 22, 2021	16,667	$250,005
March 8, 2021	16,667	$250,005
March 22, 2021	16,667	$250,005
April 5, 2021	16,666	$249,990
April 19, 2021	16,667	$250,005
May 17, 2021	33,334	$500,010
June 14, 2021	33,333	$499,995
July 12, 2021	33,333	$499,995
Total	200,000	$3,000,000

As of June 30, 2021, a total of 166,667 shares Series B Preferred Stock have been purchased in accordance with the above schedule, for total proceeds of $2,500,005.

On various dates in May, 2021, the Company received total proceeds of $50,010 from the sale of an aggregate of 3,334 shares of Series B Preferred Stock at a price of $15.00 per share to trusts whose beneficiaries are adult children of Isiah L. Thomas III. Mr. Thomas disclaims beneficial ownership of the shares held by these trusts.

Common Stock Options Issued for Services, Officers and Directors

On May 25, 2021, the Company awarded options to purchase 1,000,000 shares of common stock under the Company’s 2019 Stock Incentive Plan (the “2019 Plan”) at an exercise price equal to $0.1782 per share, exercisable over a ten year period to the Company’s CFO and COO, Vahé Gabriel. The options vested immediately as to 500,000 shares, and vest as to the remaining 500,000 shares quarterly in 250,000 increments over the following two quarters. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 183% and a call option value of $0.1719, was $171,949. The options are being expensed over the vesting period, resulting in $85,975 of stock-based compensation expense during the six months ended June 30, 2021. As of June 30, 2021, a total of $85,974 of unamortized expenses are expected to be expensed over the vesting period.

On January 1, 2021, the Company awarded options to purchase 5,500,000 shares of common stock at an exercise price equal to $0.13 per share to Isiah L. Thomas III, the Company’s Chief Executive Officer and Vice Chairman. The options were issued outside of the 2019 Plan and are exercisable over a ten year period. The options vested immediately as to 2,750,000 shares, and vest as to the remaining 2,750,000 shares quarterly in 250,000 increments over the following eleven quarters. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 192% and a call option value of $0.1174, was $645,624. The options are being expensed over the vesting period, resulting in $352,159 of stock-based compensation expense during the six months ended June 30, 2021. As of June 30, 2021, a total of $293,465 of unamortized expenses are expected to be expensed over the vesting period.

On January 1, 2021, the Company awarded options to purchase 350,000 shares of common stock under the 2019 Plan at an exercise price equal to $0.13 per share, exercisable over a ten year period to the Company’s Chairman of the Board, Dr. Ken Perego. The options vest in equal quarterly installments over one year. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 192% and a call option value of $0.1170, was $40,943. The options are being expensed over the vesting period, resulting in $20,471 of stock-based compensation expense during the six months ended June 30, 2021. As of June 30, 2021, a total of $20,472 of unamortized expenses are expected to be expensed over the vesting period.

ONE WORLD PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On January 1, 2021, the Company awarded options to purchase 475,000 shares of common stock under the 2019 Plan at an exercise price equal to $0.13 per share, exercisable over a ten year period to Bruce Raben, the Company’s former Interim Chief Financial Officer and a Director of the Company. The options vest in equal quarterly installments over one year. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 192% and a call option value of $0.1170, was $55,565. The options are being expensed over the vesting period, resulting in $27,783 of stock-based compensation expense during the six months ended June 30, 2021. As of June 30, 2021, a total of $27,782 of unamortized expenses are expected to be expensed over the vesting period.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheet as of June 30, 2021 and December 31, 2020, respectively:

	Fair Value Measurements at June 30, 2021
	Level 1	Level 2	Level 3
Assets
Cash	$1,811,897	$-	$-
Right-of-use asset	-	-	172,393
Total assets	1,811,897	-	172,393
Liabilities
Lease liabilities	-	-	179,411
Notes payable	-	478,093	-
Total liabilities	-	(478,093)	(7,018)
	$1,811,897	$(478,093)	$(7,018)

	Fair Value Measurements at December 31, 2020
	Level 1	Level 2	Level 3
Assets
Cash	$28,920	$-	$-
Right-of-use asset	-	-	195,029
Total assets	28,920	-	195,029
Liabilities
Lease liabilities	-	-	201,520
Notes payable	-	334,841	-
Total liabilities	-	334,841	201,525
	$28,920	$(334,841)	$(6,496)

ONE WORLD PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the six months ended June 30, 2021 or the year ended December 31, 2020.

Note 5 – Inventory

Inventories are stated at the lower of cost or market. Cost is determined on a standard cost basis that approximates the first-in, first-out (FIFO) method. Market is determined based on net realizable value. Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value. Our cannabis products consist of cannabis flower grown in-house, along with produced extracts. Inventory consisted of the following at June 30, 2021 and December 31, 2020, respectively.

	June 30,	December 31,
	2021	2020
Raw materials	$32,215	$27,514
Work in progress	333,568	181,272
Finished goods	92,539	104,673
	458,322	313,459
Less obsolescence	(44,456)	(46,307)
Total inventory	$413,866	$267,152

Note 6 – Other Current Assets

Other current assets included the following as of June 30, 2021 and December 31, 2020, respectively:

	June 30,	December 31,
	2021	2020
VAT tax receivable	$116,840	$99,199
Prepaid expenses	22,605	19,226
Other receivables	1,106	486
Total	$140,551	$118,911

Note 7 – Security Deposits

Security deposits included the following as of June 30, 2021 and December 31, 2020, respectively:

	June 30,	December 31,
	2021	2020
Utility deposits	$1,090	$660
Refundable deposit on equipment purchase	50,000	50,000
Security deposits on leases held in Colombia	2,234	9,960
Security deposit on office lease	14,029	4,494
	$67,353	$65,114

ONE WORLD PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 8 – Fixed Assets

Fixed assets consist of the following at June 30, 2021 and December 31, 2020, respectively:

	June 30,	December 31,
	2021	2020
Land	$138,248	$138,248
Buildings	41,665	41,665
Office equipment	51,976	44,027
Furniture and fixtures	27,914	27,914
Equipment and machinery	387,555	185,169
Construction in progress	358,623	345,036
	1,005,981	782,059
Less: accumulated depreciation	(78,237)	(55,239)
Total	$927,744	$726,820

Construction in progress consists of equipment and capital improvements on the Popayán farm have not yet been placed in service.

Depreciation and amortization expense totaled $22,998 and $14,210 for the six months ended June 30, 2021 and 2020, respectively.

Note 9 – Accrued Expenses

Accrued expenses consisted of the following at June 30, 2021 and December 31, 2020, respectively:

	June 30,	December 31,
	2021	2020
Accrued payroll	$252,673	$266,230
Accrued withholding taxes and employee benefits	12,376	18,889
Accrued ICA fees and contributions	129,001	200,335
Accrued interest	56,322	65,081
	$450,372	$550,535

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

ONE WORLD PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The components of lease expense were as follows:

For the Six
Months Ended
June 30,
2021
Operating lease cost:
Amortization of assets	$22,637
Interest on lease liabilities	6,493
Lease payments on short term leases	21,193
Total lease cost	$50,323

Supplemental balance sheet information related to leases was as follows:

June 30,
2021
Operating leases:
Operating lease assets	$172,393

Current portion of operating lease liabilities	$47,691
Noncurrent operating lease liabilities	131,720
Total operating lease liabilities	$179,411

Weighted average remaining lease term:
Operating leases	3.33 years

Weighted average discount rate:
Operating leases	6.75%

Supplemental cash flow and other information related to leases was as follows:

For the Six
Months Ended
June 30,
2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$22,114

Future minimum annual lease commitments under non-cancelable operating leases are as follows at June 30, 2021:

Operating
Leases

2021 (for the six months remaining)	$28,892
2022	59,223
2023	61,000
2024	52,098
Total minimum lease payments	201,213
Less interest	21,802
Present value of lease liabilities	179,411
Less current portion	47,691
Long-term lease liabilities	$131,720

ONE WORLD PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 11 – Notes Payable

Notes payable consists of the following at June 30, 2021 and December 31, 2020, respectively:

	June 30,	December 31,
	2021	2020

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

The obligations of the Company to the Investor under the Note and the Purchase Agreement are secured by a lien on the Company’s assets pursuant to a Security Agreement between the Company and the Investor.	$290,000	$-

On February 3, 2020, the Company, through its wholly-owned subsidiary, One World Pharma SAS, received an advance of 100,000,000 COP, or $29,134 USD, from an individual pursuant to an unsecured promissory note due on demand that carried a 6% interest rate. The Company repaid 50,000,000 COP, or $14,567 USD, during the year ended December 31, 2020, and repaid the remaining 50,000,000 COP, or $14,567 USD, during the quarter ending June 30, 2021.	-	14,567

On December 16, 2020, the Company received an advance of $125,000 from our CEO, Isiah Thomas, III pursuant to an unsecured promissory note due on demand that carried a 6% interest rate.	125,000	125,000

On October 28, 2020, the Company received an advance of $50,000 from its CEO, Isiah Thomas, III pursuant to an unsecured promissory note due on demand that carries a 6% interest rate.	50,000	50,000

On September 14, 2020, the Company received an advance of $26,000 from its Chairman, Dr. Kenneth Perego, II, M.D. pursuant to an unsecured promissory note due on demand that carried a 6% interest rate. The advance was repaid by the Company on March 29, 2021.	-	26,000

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

The PPP Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, or provisions of the promissory note. The occurrence of an event of default may result in a claim for the immediate repayment of all amounts outstanding under the PPP Note.	119,274	119,274

Total notes payable	584,274	334,841
Less unamortized debt discounts	106,181	-
Notes payable, net of discounts	$478,093	$334,841

ONE WORLD PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company recognized interest expense for the six months ended June 30, 2021 and 2020, as follows:

	June 30,	June 30,
	2021	2020

Interest on convertible notes	$-	$15,178
Interest on notes payable	18,987	2,876
Amortization of debt discounts, including $170,033 of stock-based discounts	183,819	-
Interest on accounts payable	7,289	-
Total interest expense	$210,095	$21,054

Note 12 – Convertible Preferred Stock

Preferred Stock

The Company has 10,000,000 authorized shares of $0.001 par value “blank check” preferred stock, of which 500,000 shares have been designated Series A Preferred Stock and 300,000 shares have been designated Series B Preferred Stock. The shares of Series A Preferred Stock and Series B Preferred Stock are each currently convertible into one hundred (100) shares of the Company’s common stock. The Series A Preferred Stock accrues dividends at the rate of 6% per annum, payable in cash as and when declared by the Board or upon a liquidation. The shares of Series B Preferred Stock are not entitled to dividends, other than the right to participate in dividends payable to holders of common stock on an as-converted basis. As of June 30, 2021, there were 95,233 and 205,169 shares of Series A Preferred Stock and Series B Preferred Stock, respectively, issued and outstanding. The Series A and B Preferred Stock are presented as mezzanine equity on the balance sheet due because they carry a stated value of $10 and $15 per share, respectively, and a deemed liquidation clause, which entitles the holders thereof to receive proceeds thereof in an amount equal to the stated value per share, plus any accrued and unpaid dividends, before any payment may be made to holders of common stock. Each share of Preferred Stock carries a number of votes equal to the number of shares of common stock into which such Preferred Stock may then be converted. The Preferred Stock generally will vote together with the common stock and not as a separate class.

The Series A and B Preferred Stock have been classified outside of permanent equity and liabilities. the Series A Preferred Stock embodies conditional obligations that the Company may settle by issuing a variable number of equity shares, and in both the Series A and B Preferred Stock, monetary value of the obligation is based on a fixed monetary amount known at inception.

Series A Preferred Stock Sales

No shares of Series A Preferred Stock were sold during the six months ending June 30, 2021.

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

Preferred Stock Dividends

The Series A Preferred Stock accrues dividends at the rate of 6% per annum, payable in cash as and when declared by the Board or upon a liquidation. A total of $72,079 of dividends had accrued as of June 30, 2021.

ONE WORLD PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Series B Preferred Stock Sales

On February 7, 2021, the Company and ISIAH International entered into a Securities Purchase Agreement under which ISIAH International agreed to purchase from the Company, on the dates provided for in the Purchase Agreement, an aggregate of 200,000 shares of the Company’s newly designated Series B Preferred Stock, convertible into an aggregate of 20,000,000 shares of common stock, for a purchase price of $15.00 per share of Preferred Stock, and an aggregate purchase price of $3 million. Each share of Series B Preferred Stock has a Stated Value of $15.00 and is convertible into common stock at a conversion price equal to $0.15. Isiah Thomas, the Company’s Chief Executive Officer, is the sole member and Chief Executive Officer of ISIAH International. Pursuant to the Purchase Agreement, ISIAH International has agreed to purchase shares of Series B Preferred Stock from the Company according to the following schedule:

Date	Shares	Purchase Price
Initial Closing Date	16,666	$249,990
February 22, 2021	16,667	$250,005
March 8, 2021	16,667	$250,005
March 22, 2021	16,667	$250,005
April 5, 2021	16,666	$249,990
April 19, 2021	16,667	$250,005
May 17, 2021	33,334	$500,010
June 14, 2021	33,333	$499,995
July 12, 2021	33,333	$499,995
Total	200,000	$3,000,000

As of June 30, 2021, a total of 166,667 shares Series B Preferred Stock have been purchased in accordance with the above schedule, for total proceeds of $2,500,005.

In addition to the shares sold to ISIAH International, the Company received total proceeds of $527,520 on various dates between March 9, 2021 and April 22, 2021 from the sale of an additional 35,168 shares of Series B Preferred Stock at a price of $15.00 per share to seven accredited investors, including proceeds of $50,010 from the sale of an aggregate of 3,334 shares of Series B Preferred Stock at a price of $15.00 per share to trusts whose beneficiaries are adult children of Isiah L. Thomas III. Mr. Thomas disclaims beneficial ownership of the shares held by these trusts.

Note 13 – Changes in Stockholders’ Equity

Common Stock

The Company is authorized to issue an aggregate of 300,000,000 shares of common stock with a par value of $0.001. As of June 30, 2021, there were 61,915,983 shares of common stock issued and outstanding.

Common Stock Issued on Subscriptions Payable

On March 1, 2021, the Company issued 750,000 shares of common stock on a Subscriptions Payable for the November 27, 2020 sale of common stock at $0.10 per share for proceeds of $75,000.

Common Stock Issued as a Promissory Note Commitment

As disclosed in Note 11, above, pursuant to the Purchase Agreement with AJB Capital, the Company paid a commitment fee to the Investor in the form of 2,000,000 shares of the Company’s common stock. During the six month period following the six month anniversary of the closing date (the “Adjustment Period”), the Investor shall be entitled to be issued additional shares of common stock of the Company to the extent the Investor’s sale of the Commitment Fee Shares has resulted in net proceeds in an amount less than the $200,000 Commitment Fee. If the Company repays the Note on or prior to the Maturity Date, the Company may redeem 1,000,000 of the Commitment Fee Shares for a nominal redemption price of $1.00. The Commitment Fee Shares resulted in a debt discount of $268,250 that is being amortized over the life of the loan, resulting in $170,033 of finance expense during the six months ended June 30, 2021.

ONE WORLD PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Common Stock Issued for Services

On May 25, 2021, the Company awarded a total of 300,000 shares of common stock for Advisory Board services to two individuals. The aggregate fair value of the shares was $51,000, based on the closing price of the Company’s common stock on the date of grant.

On May 25, 2021, the Company awarded a total of 50,000 shares of common stock pursuant for consulting services to two individuals. The aggregate fair value of the shares was $8,500, based on the closing price of the Company’s common stock on the date of grant.

On May 12, 2021, the Company entered into a Settlement Agreement with COR Prominence, LLC. Pursuant to the Settlement Agreement, the Company issued 118,150 shares of common stock. The fair value of the shares was $29,537, based on the closing price of the Company’s common stock on the date of grant.

In addition, the Company engaged COR Prominence, LLC to provide investor relation services to the Company, in consideration for the payment of $7,500 per month in cash, and $5,000 per month with shares of common stock valued at 125% of the closing price of the common stock of the Company on the date of issuance. On June 1, 2021, the Company issued another 112,528 shares of common stock to COR Prominence, LLC. The fair value of the shares was $18,758, based on the closing price of the Company’s common stock on the date of grant.

Amortization of Stock-Based Compensation

A total of $654,579 of stock-based compensation expense was recognized from the amortization of options to purchase common stock over their vesting period during the six months ended June 30, 2021.

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

Common Stock Options Issued for Services

On May 25, 2021, the Company awarded options to purchase 1,000,000 shares of the common atock under the 2019 Plan at an exercise price equal to $0.1782 per share, exercisable over a ten year period to the Company’s CFO and COO, Vahé Gabriel. The options vested immediately as to 500,000 shares, and vest as to the remaining 500,000 shares quarterly in 250,000 increments over the following two quarters. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 183% and a call option value of $0.1719, was $171,949. The options are being expensed over the vesting period, resulting in $85,975 of stock-based compensation expense during the six months ended June 30, 2021. As of June 30, 2021, a total of $85,974 of unamortized expenses are expected to be expensed over the vesting period.

On May 25, 2021, the Company awarded options to purchase an aggregate 425,000 shares of common stock under the 2019 Plan at an exercise price equal to $0.17 per share, exercisable over a ten year period to three advisory board members. The options vest in equal quarterly installments over two years. The aggregate estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 183% and a call option value of $0.1653, was $70,269. The options are being expensed over the vesting period, resulting in $5,856 of stock-based compensation expense during the six months ended June 30, 2021. As of June 30, 2021, a total of $64,413 of unamortized expenses are expected to be expensed over the vesting period.

On January 1, 2021, the Company awarded options to purchase 5,500,000 shares of common stock at an exercise price equal to $0.13 per share to Isiah L. Thomas III, the Company’s Chief Executive Officer and Vice Chairman. The options were issued outside of the 2019 Plan and are exercisable over a ten year period. The options vested immediately as to 2,750,000 shares, and vest as to the remaining 2,750,000 shares quarterly in 250,000 increments over the following eleven quarters. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 192% and a call option value of $0.1174, was $645,624. The options are being expensed over the vesting period, resulting in $352,159 of stock-based compensation expense during the six months ended June 30, 2021. As of June 30, 2021, a total of $293,465 of unamortized expenses are expected to be expensed over the vesting period.

ONE WORLD PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On January 1, 2021, the Company awarded options to purchase 350,000 shares of common stock under the 2019 Plan at an exercise price equal to $0.13 per share, exercisable over a ten year period to the Company’s Chairman of the Board, Dr. Ken Perego. The options vest in equal quarterly installments over one year. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 192% and a call option value of $0.1170, was $40,943. The options are being expensed over the vesting period, resulting in $20,471 of stock-based compensation expense during the six months ended June 30, 2021. As of June 30, 2021, a total of $20,472 of unamortized expenses are expected to be expensed over the vesting period.

On January 1, 2021, the Company awarded options to purchase 475,000 shares of common stock under the 2019 Plan at an exercise price equal to $0.13 per share, exercisable over a ten year period to Bruce Raben, the Company’s former Interim Chief Financial Officer and a Director of the Company. The options vest in equal quarterly installments over one year. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 192% and a call option value of $0.1170, was $55,565. The options are being expensed over the vesting period, resulting in $27,783 of stock-based compensation expense during the six months ended June 30, 2021. As of June 30, 2021, a total of $27,782 of unamortized expenses are expected to be expensed over the vesting period.

On January 1, 2021, the Company awarded options to purchase an aggregate 1,842,000 shares of common stock under the 2019 Plan at an exercise price equal to $0.13 per share, exercisable over a ten year period to seven consultants and employees. The options vest in equal quarterly installments over one year. The aggregate estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 192% and a call option value of $0.1170, was $215,475. The options are being expensed over the vesting period, resulting in $107,737 of stock-based compensation expense during the six months ended June 30, 2021. As of June 30, 2021, a total of $107,738 of unamortized expenses are expected to be expensed over the vesting period.

The Company also recognized a total of $54,598, and $1,549,199 of compensation expense during the six months ended June 30, 2021 and 2020, respectively, related to common stock options issued in the prior year to Officers, Directors, and Employees that are being amortized over the implied service term, or vesting period, of the options. The remaining unamortized balance of these options is $49,092 as of June 30, 2021.

Note 15 – Income Taxes

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the six months ended June 30, 2021, and the year ended December 31, 2020, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At June 30, 2021, the Company had approximately $6,623,900 of federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2025.

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at June 30, 2021 and December 31, 2020, respectively.

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

Note 16 – Subsequent Events

Common Stock Options Exercised

On July 26, 2021, a total of 60,000 shares of common stock were issued upon exercise on a cashless basis of options to purchase 125,000 shares of common stock at a price $0.13 per share.

Preferred Stock Sales

On July 12, 2021, the Company received proceeds of $499,995 from ISIAH International pursuant to the sale of 33,333 shares of Series B Preferred Stock at a price of $15.00 per share pursuant to the February 7, 2021 Purchase Agreement.

Equipment Purchase

In August 2021, the Company initiated the construction of a vertically integrated extraction facility designed to process the cannabis flower, and paid a $750,000 down payment on the $1,542,103 extraction facility.

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

Overview

Through our wholly-owned subsidiary, One World Pharma S.A.S, a licensed cannabis cultivation, production and distribution (export) company located in Popayán, Colombia (nearest major city is Cali). We plan to be a producer of raw cannabis and hemp plant ingredients for both medical and industrial uses across the globe. We have received licenses to cultivate, produce and distribute the raw ingredients of the cannabis and hemp plant for medicinal, scientific and industrial purposes. Specifically, we are one of the only companies in Colombia to receive all four licenses, including seed use, cultivation of non-psychoactive cannabis, cultivation of psychoactive cannabis, and manufacturing allowing for extraction and export. Currently, we own approximately 30 acres and have a covered greenhouse built specifically to cultivate high-grade cannabis and hemp. In addition, we have entered into agreements with local farming co-operatives that include small farmers and indigenous tribe members, under which they will cultivate cannabis on up to approximately 140 acres of land using our seeds and propagation techniques, and sell their harvested products to us on an exclusive basis. We began harvesting cannabis in the first quarter of 2019 for the purpose of further research and development activities, quality control testing and extraction. We have been generating revenue from the sale of our seeds since the second quarter of 2020. In August 2021, the Company initiated the construction of a vertically integrated extraction facility designed to process the cannabis flower, making the Company one of the first companies in Colombia to, both, hold licenses and the capability to extract high-quality CBD and THC oils.

Results of Operations for the Three Months Ended June 30, 2021 and 2020:

The following table summarizes selected items from the statement of operations for the three months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Increase /
	2021	2020	(Decrease)
Revenues	$42,323	$60,786	$(18,463)
Cost of goods sold	173	16,751	(16,578)
Gross profit	42,150	44,035	(1,885)

Operating expenses:
General and administrative	368,146	2,214,022	(1,845,876)
Professional fees	306,194	2,204,501	(1,898,307)
Depreciation expense	13,114	8,298	4,816
Total operating expenses:	687,454	4,426,821	(3,739,367)

Operating loss	(645,304)	(4,382,786)	(3,737,482)

Total other income (expense)	(107,890)	(10,545)	97,345

Net loss	$(753,194)	$(4,393,331)	$(3,640,137)

Revenues

We began to generate revenues from the sale of seeds in the second quarter of the prior year. Revenues during the three months ended June 30, 2021 were $42,323, compared to $60,786 during the three months ended June 30, 2020, a decrease of $18,463, or 30%.

Cost of Goods Sold

Cost of goods sold for the three months ended June 30, 2021 were $173, compared to $16,751 for the three months ended June 30, 2020, a decrease of $16,578, or 99%. Cost of goods sold consists primarily of labor, agricultural raw materials, depreciation and overhead.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2021 were $368,146, compared to $2,214,022 during the three months ended June 30, 2020, a decrease of $1,845,876, or 83%. The expenses for the current period consisted primarily of compensation expenses, office rent, and travel costs. General and administrative expenses decreased primarily due to decreased stock-based compensation related to the amortization of stock options and shares issued to officers that were incurred in the prior year, and not awarded in the current year at similar levels. General and administrative expenses included non-cash, stock-based compensation of $115,322 and $1,973,799 during the three months ended June 30, 2021 and 2020, respectively.

Professional Fees

Professional fees for the three months ended June 30, 2021 were $306,194, compared to $2,204,501 during the three months ended June 30, 2020, a decrease of $1,898,307, or 86%. Professional fees included non-cash, stock-based compensation of $218,963 and $2,021,122 during the three months ended June 30, 2021 and 2020, respectively. Professional fees decreased primarily due to decreased stock-based compensation efforts during the current period.

Depreciation Expense

Depreciation expense for the three months ended June 30, 2021 was $13,114, compared to $8,298 during the three months ended June 30, 2020, an increase of $4,816, or 58%. Depreciation expense increased as we placed more equipment in service in the past year.

Other Income (Expense)

Other expenses, on a net basis, for the three months ended June 30, 2021 were $107,890, compared to other expenses, on a net basis, of $10,545 during the three months ended June 30, 2020, an increase in net expenses of $97,345, or 923%. Other expenses consisted of $116,634 of interest expense, including $96,106 of stock-based finance costs on the amortization of debt discounts, as offset by $7,500 of sublease income on sublet office space and $1,244 of interest income, for the three months ended June 30, 2021, compared to $10,509 of interest expense during the three months ended June 30, 2020.

Net Loss

Net loss for the three months ended June 30, 2021 was $753,194, or $0.01 per share, compared to $4,393,331, or $0.09 per share, during the three months ended June 30, 2020, a decrease of $3,640,137, or 83%. The net loss decreased primarily due to decreased stock-based compensation during the current period.

Results of Operations for the Six Months Ended June 30, 2021 and 2020:

The following table summarizes selected items from the statement of operations for the six months ended June 30, 2021 and 2020.

	Six Months Ended June 30,		Increase /
	2021	2020	(Decrease)
Revenues	$65,605	$60,786	$4,819
Cost of goods sold	7,752	16,751	(8,999)
Gross profit	57,853	44,035	13,818

Operating expenses:
General and administrative	1,108,572	2,499,163	(1,390,591)
Professional fees	525,657	3,090,855	(2,565,198)
Depreciation expense	22,998	14,210	8,788
Total operating expenses:	1,657,227	5,604,228	(3,947,001)

Operating loss	(1,599,374)	(5,560,193)	(3,960,819)

Total other income (expense)	(194,037)	(21,054)	172,983

Net loss	$(1,793,411)	$(5,581,247)	$(3787,836)

Revenues

We began to generate revenues from the sale of seeds in the second quarter of the prior year. Revenues during the six months ended June 30, 2021 were $65,605, compared to $60,786 during the six months ended June 30, 2020, an increase of $4,819, or 8%.

Cost of Goods Sold

Cost of goods sold for the six months ended June 30, 2021 were $7,752, compared to $16,751 for the six months ended June 30, 2020, a decrease of $8,999, or 54%. Cost of goods sold consists primarily of labor, agricultural raw materials, depreciation and overhead.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2021 were $1,108,572, compared to $2,499,163 during the six months ended June 30, 2020, a decrease of $1,390,591, or 56%. The expenses for the current period consisted primarily of compensation expenses, office rent, and travel costs. General and administrative expenses decreased primarily due to decreased stock-based compensation related to the amortization of stock options and shares issued to officers that were incurred in the prior year, and not awarded in the current year at similar levels. General and administrative expenses included non-cash, stock-based compensation of $438,134 and $1,973,799 during the six months ended June 30, 2021 and 2020, respectively.

Professional Fees

Professional fees for the six months ended June 30, 2021 were $525,657, compared to $3,090,855 during the six months ended June 30, 2020, a decrease of $2,565,198, or 83%. Professional fees included non-cash, stock-based compensation of $324,241 and $2,584,400 during the six months ended June 30, 2021 and 2020, respectively. Professional fees decreased primarily due to decreased stock-based compensation efforts during the current period.

Depreciation Expense

Depreciation expense for the six months ended June 30, 2021 was $22,998, compared to $14,210 during the six months ended June 30, 2020, an increase of $8,788, or 62%. Depreciation expense increased as we placed more equipment in service in the past year.

Other Income (Expense)

Other expenses, on a net basis, for the six months ended June 30, 2021 were $194,037, compared to other expenses, on a net basis, of $21,054 during the six months ended June 30, 2020, an increase in net expenses of $172,983, or 822%. Other expenses consisted of $210,095 of interest expense, including $170,033 of stock-based finance costs on the amortization of debt discounts, as offset by $14,500 of sublease income on sublet office space and $1,558 of interest income, for the six months ended June 30, 2021, compared to $21,054 of interest expense during the six months ended June 30, 2020.

Net Loss

Net loss for the six months ended June 30, 2021 was $1,793,411, or $0.03 per share, compared to $5,581,247, or $0.12 per share, during the six months ended June 30, 2020, a decrease of $3,787,836, or 68%. The net loss decreased primarily due to decreased stock-based compensation during the current period.

Liquidity and Capital Resources

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, financing activities and effect of exchange rate changes on cash for the six months ended June 30, 2021 and 2020:

	2021	2020
Operating Activities	$(1,292,875)	$(761,224)
Investing Activities	(223,922)	(2,213)
Financing Activities	3,305,193	611,274
Effect of Exchange Rate Changes on Cash	(5,419)	(28,203)
Net Increase (Decrease) in Cash	$1,782,977	$(180,366)

Net Cash Used in Operating Activities

During the six months ended June 30, 2021, net cash used in operating activities was $1,292,875, compared to net cash used in operating activities of $761,224 for the six months ended June 30, 2020. The cash used in operating activities was primarily attributable to our net loss.

Net Cash Used in Investing Activities

During the six months ended June 30, 2021, net cash used in investing activities was $223,922, compared to net cash used in investing activities of $2,213 for the six months ended June 30, 2020. The cash used in investing activities consisted of purchases of fixed assets.

Net Cash Provided by Financing Activities

During the six months ended June 30, 2021, net cash provided by financing activities was $3,305,193, compared to net cash provided by financing activities of $611,274 for the six months ended June 30, 2020. The current period consisted of $268,250 of proceeds received on debt financing and $3,077,510 received on the sale of preferred and common stock, less debt repayments of $40,567, compared to $400,000 received on the sale of preferred stock and $211,274 of net proceeds received on debt financing during the six months ended June 30, 2020.

Ability to Continue as a Going Concern

As of June 30, 2021, our balance of cash on hand was $1,811,897, and we had working capital of $587,583 and an accumulated deficit of $17,925,737. We are too early in our development stage to project revenue with a necessary level of certainty; therefore, we may not have sufficient funds to sustain our operations for the next twelve months and we may need to raise additional cash to fund our operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company has commenced sales and continues to develop its operations, and raised an additional $499,995 from sale of series B preferred stock in July, as noted in our subsequent events footnote.

In the event sales do not materialize at the expected rates, management would seek additional financing or would attempt to conserve cash by further reducing expenses. There can be no assurance that we will be successful in achieving these objectives; therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

The condensed consolidated financial statements do not include any adjustments that might result from the outcome of any uncertainty as to the Company’s ability to continue as a going concern. The condensed consolidated financial statements also do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. Our ability to scale production and distribution capabilities and further increase the value of our brands, is largely dependent on our success in raising additional capital.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following issuances of equity securities by the Company during the six month period ended June 30, 2021 were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder:

Preferred Stock Sales

On various dates between April 5, 2021 and June 14, 2021, the Company received total proceeds of $1,500,000 from the sale of 100,000 shares of Series B Preferred Stock to ISIAH International. Each share of Preferred Stock is currently convertible into 100 shares of the Company’s common stock.

In addition to the shares sold to ISIAH International, the Company received total proceeds of $50,010 on April 22, 2021 from the sale of an additional 3,334 shares of Series B Preferred Stock at a price of $15.00 per share to trusts whose beneficiaries are adult children of Isiah L. Thomas III.

Common Stock Issued on Subscriptions Payable

On April 7, 2021, the Company issued 1,000,000 shares of common stock, restricted in accordance with Rule 144, pursuant to the conversion of 10,000 shares of series A convertible preferred stock on March 24, 2021.

Common Stock Issued Pursuant to the Conversion of Series A Convertible Preferred Stock

On April 6, 2021, the Company issued 3,000,000 shares of common stock, restricted in accordance with Rule 144, pursuant to the conversion of 30,000 shares of series A convertible preferred stock.

Common Stock Issued for Services

On June 1, 2021, the Company issued 112,528 shares of common stock, restricted in accordance with Rule 144, to COR Prominence, LLC as payment in lieu of cash for services.

On May 25, 2021, the Company issued a total of 300,000 shares of common stock, restricted in accordance with Rule 144, to two individuals as payment in lieu of cash for services.

On May 25, 2021, the Company awarded a total of 50,000 shares of common stock, restricted in accordance with Rule 144, to two individuals as payment in lieu of cash for services.

On May 12, 2021, the Company issued 118,150 shares of common stock, restricted in accordance with Rule 144, to COR Prominence, LLC as payment in lieu of cash for services.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. Exhibits

Exhibit	Description
2.1	Agreement and Plan of Merger dated February 21, 2019, among the Registrant, OWP Merger Subsidiary Inc. and OWP Ventures, Inc. (incorporated by reference to Exhibit 2.1 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on February 25, 2019)
3.1	Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 24, 2014)
3.2	Certificate of Amendment to Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 8, 2019)
3.3	Certificate of Amendment to Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2020)
3.4	Certificate of Designation of Series A Preferred Stock of the Registrant dated June 1, 2020 (incorporated by reference to Exhibit 3.4 of the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 26, 2020)
3.5	Certificate of Designation of Series B Preferred Stock of the Registrant dated February 2, 2021 (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the Securities and Exchange Commission on February 8, 2021)
3.6	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 24, 2014)
4.1	Description of Securities (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form 10-K filed with the Securities and Exchange Commission on April 15, 2021)
4.2	Promissory Note of One World Pharma, Inc. in the principal amount of $290,000 issued to AJB Capital Investments LLC, dated January 20, 2021 (incorporated by reference to Exhibit 4.1 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on January 25, 2021)
10.1	Promissory Note dated May 4, 2020, made by OWP Ventures, Inc. in favor of Customers Bank (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on May 8, 2020)
10.2	Securities Purchase Agreement, dated February 7, 2021 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on February 8, 2021)
10.3	Securities Purchase Agreement, dated January 20, 2021, between One World Pharma, Inc. and AJB Capital Investments LLC (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on January 25, 2021)
10.4	Security Agreement, dated January 20, 2021, between One World Pharma, Inc. and AJB Capital Investments LLC (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on January 25, 2021)
10.5	Letter Agreement, dated May 28, 2021, between One World Pharma, Inc. and Vahé Gabriel (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on June 3, 2021)
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
32.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Labels Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 16, 2021

One World Pharma, Inc.

/s/ Isiah L. Thomas III
Isiah L. Thomas III
Chief Executive Officer
(Principal Executive Officer)

/s/ Vahé Gabriel
Vahé Gabriel
Chief Financial Officer
(Principal Financial Officer)

