Form 10-Q
period 2021-09-30
One World Pharma, Inc.
filed 2021-11-15
CIK 1622244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The number of shares of registrant’s common stock outstanding as of November 12, 2021 was 61,925,983.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ONE WORLD PHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
	(Unaudited)
Assets

Current assets:
Cash	$698,667	$28,920
Accounts receivable	28,923	5,636
Inventory	526,680	267,152
Other current assets	220,720	118,911
Total current assets	1,474,990	420,619

Right-of-use assets	160,792	195,029
Security deposits	1,224,561	65,114
Fixed assets, net	947,543	726,820

Total Assets	$3,807,886	$1,407,582

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$463,378	$734,554
Accrued expenses	453,155	550,535
Dividends payable	86,482	37,236
Current portion of lease liabilities	48,932	45,271
Notes payable, net of discounts of $558,696 at September 30, 2021	360,578	334,841
Total current liabilities	1,412,525	1,702,437

Long-term lease liability	119,140	156,254

Total Liabilities	1,531,665	1,858,691

Series A convertible preferred stock, $0.001 par value, 500,000 shares authorized; 95,233 and 150,233 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	952,330	1,502,330
Series B convertible preferred stock, $0.001 par value, 300,000 shares authorized; 238,502 and -0- shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	3,577,530	-

Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value, 9,200,000 shares authorized; no shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized; 61,675,983 and 53,085,305 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	61,676	53,085
Additional paid-in capital	16,191,828	14,103,672
Subscriptions payable, consisting of 1,250,000 and 750,000 at September 30, 2021 and December 31, 2020, respectively	150,062	75,000
Accumulated other comprehensive loss	(63,789)	(52,870)
Accumulated (deficit)	(18,593,416)	(16,132,326)
Total Stockholders’ Equity (Deficit)	(2,253,639)	(1,953,439)

Total Liabilities and Stockholders’ Equity (Deficit)	$3,807,886	$1,407,582

See accompanying notes to financial statements.

ONE WORLD PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Revenues	$7,845	$42,598	$73,450	$103,384
Cost of goods sold	7,058	7,682	14,810	24,433
Gross profit	787	34,916	58,640	78,951

Operating expenses:
General and administrative	358,382	793,846	1,466,954	3,293,009
Professional fees	153,484	364,111	679,141	3,454,966
Depreciation expense	6,939	9,496	29,937	23,706
Total operating expenses	518,805	1,167,453	2,176,032	6,771,681

Operating loss	(518,018)	(1,132,537)	(2,117,392)	(6,692,730)

Other income (expense):
Sublease income	5,000	-	19,500	-
Interest income	765	-	2,323	-
Loss on disposal of fixed assets	(17,563)	-	(17,563)	-
Interest expense	(137,863)	(7,517)	(347,958)	(28,571)
Total other expense	(149,661)	(7,517)	(343,698)	(28,571)

Net loss	$(667,679)	$(1,140,054)	$(2,461,090)	$(6,721,301)

Other comprehensive loss:
Loss on foreign currency translation	$(5,500)	$(497)	$(10,919)	$(28,700)

Net other comprehensive loss	$(673,179)	$(1,140,551)	$(2,472,009)	$(6,750,001)
Series A convertible preferred stock declared ($0.60 per share)	(14,403)	(14,870)	(49,246)	(14,870)
Net loss attributable to common shareholders	$(687,582)	$(1,155,421)	$(2,521,255)	$(6,764,871)

Weighted average number of common shares outstanding - basic and fully diluted	61,662,287	48,588,395	59,712,489	47,982,936

Net loss per share - basic and fully diluted	$(0.01)	$(0.02)	$(0.04)	$(0.14)

Dividends declared per share of common stock	$0.00	$0.00	$0.00	$0.00

See accompanying notes to financial statements.

ONE WORLD PHARMA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	For the Three Months Ended September 30, 2020
	Series A Convertible		Series B Convertible				Additional		Accumulated Other		Total Stockholders’
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Subscriptions	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Income (Loss)	Deficit	(Deficit)

Balance, June 30, 2020	40,000	$400,000	-	$-	50,360,305	$50,360	$12,952,647	$-	$(44,451)	$(13,748,413)	$(789,857)

Series A Convertible Preferred Stock units sold for cash	107,833	1,078,330	-	-	-	-	-	-	-	-	-

Common stock issued for services	-	-	-	-	875,000	875	331,625	-	-	-	332,500

Common stock payable for services	-	-	-	-	-	-	-	45,000	-	-	45,000

Amortization of common stock options issued for services	-	-	-	-	-	-	326,424	-	-	-	326,424

Series A convertible preferred stock dividend declared ($0.60 per share)	-	-	-	-	-	-	(14,870)	-	-	-	(14,870)

Loss on foreign currency translation	-	-	-	-	-	-	-	-	(497)	-	(497)

Net loss	-	-	-	-	-	-	-	-	-	(1,140,054)	(1,140,054)

Balance, September 30, 2020	147,833	$1,478,330	-	$-	51,235,305	$51,235	$13,595,826	$45,000	$(44,948)	$(14,888,467)	$(1,241,354)

	For the Three Months Ended September 30, 2021
	Series A Convertible		Series B Convertible				Additional		Accumulated Other		Total Stockholders’
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Subscriptions	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Income (Loss)	Deficit	(Deficit)

Balance, June 30, 2021	95,233	$952,330	205,169	$3,077,535	61,915,983	$61,916	$15,715,598	$-	$(58,289)	$(17,925,737)	$(2,206,512)

Series B convertible preferred stock sold for cash to our CEO	-	-	33,333	499,995	-	-	-	-	-	-	-

Adjustment of common stock issued for services	-	-	-	-	(300,000)	(300)	(50,700)	-	-	-	(51,000)

Commitment shares issued pursuant to promissory note	-	-	-	-	-	-	-	150,062	-	-	150,062

Exercise of cashless options	-	-	-	-	60,000	60	(60)	-	-	-	-

Warrants issued as a debt discount	-	-	-	-	-	-	358,017	-	-	-	358,017

Amortization of common stock options issued for services	-	-	-	-	-	-	183,376	-	-	-	183,376

Series A convertible preferred stock dividend declared ($0.60 per share)	-	-	-	-	-	-	(14,403)	-	-	-	(14,403)

Loss on foreign currency translation	-	-	-	-	-	-	-	-	(5,500)	-	(5,500)

Net loss	-	-	-	-	-	-	-	-	-	(667,679)	(667,679)

Balance, September 30, 2021	95,233	$952,330	238,502	$3,577,530	61,675,983	$61,676	$16,191,828	$150,062	$(63,789)	$(18,593,416)	$(2,253,639)

	For the Nine Months Ended September 30, 2020
	Series A Convertible		Series B Convertible				Additional		Accumulated Other		Total Stockholders’
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Subscriptions	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Income (Loss)	Deficit	(Deficit)

Balance, December 31, 2019	-	$-	-	$-	44,804,305	$44,804	$8,150,004	$250,000	$(16,248)	$(8,167,166)	$261,394

Series A convertible preferred stock units sold for cash	147,833	1,478,330	-	-	-	-	-	-	-	-	-

Common stock sold for cash	-	-	-	-	500,000	500	249,500	(250,000)	-	-	-

Common stock issued for services	-	-	-	-	5,931,000	5,931	3,335,569	-	-	-	3,341,500

Common stock payable for services	-	-	-	-	-	-	-	45,000	-	-	45,000

Amortization of common stock options issued for services	-	-	-	-	-	-	1,875,623	-	-	-	1,875,623

Series A convertible preferred stock dividend declared ($0.60 per share)	-	-	-	-	-	-	(14,870)	-	-	-	(14,870)

Loss on foreign currency translation	-	-	-	-	-	-	-	-	(28,700)	-	(28,700)

Net loss	-	-	-	-	-	-	-	-	-	(6,721,301)	(6,721,301)

Balance, September 30, 2020	147,833	$1,478,330	-	$-	51,235,305	$51,235	$13,595,826	$45,000	$(44,948)	$(14,888,467)	$(1,241,354)

	For the Nine Months Ended September 30, 2021
	Series A Convertible		Series B Convertible				Additional		Accumulated Other		Total Stockholders’
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Subscriptions	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Income (Loss)	Deficit	(Deficit)

Balance, December 31, 2020	150,233	$1,502,330	-	$-	53,085,305	$53,085	$14,103,672	$75,000	$(52,870)	$(16,132,326)	$(1,953,439)

Series B convertible preferred stock sold for cash to our CEO	-	-	203,334	3,050,010	-	-	-	-	-	-	-

Series B convertible preferred stock sold for cash	-	-	35,168	527,520	-	-	(25)	-	-	-	(25)

Common stock sold for cash	-	-	-	-	750,000	750	74,250	(75,000)	-	-	-

Conversion of series A convertible preferred stock	(55,000)	(550,000)	-	-	5,500,000	5,500	544,500	-	-	-	550,000

Common stock issued for services	-	-	-	-	280,678	281	56,515	-	-	-	56,796

Commitment shares issued pursuant to promissory note	-	-	-	-	2,000,000	2,000	266,250	150,062	-	-	418,312

Exercise of cashless options	-	-	-	-	60,000	60	(60)	-	-	-	-

Warrants issued as a debt discount	-	-	-	-	-	-	358,017	-	-	-	358,017

Amortization of common stock options issued for services	-	-	-	-	-	-	837,955	-	-	-	837,955

Series A convertible preferred stock dividend declared ($0.60 per share)	-	-	-	-	-	-	(49,246)	-	-	-	(49,246)

Loss on foreign currency translation	-	-	-	-	-	-	-	-	(10,919)	-	(10,919)

Net loss	-	-	-	-	-	-	-	-	-	(2,461,090)	(2,461,090)

Balance, September 30, 2021	95,233	$952,330	238,502	$3,577,530	61,675,983	$61,676	$16,191,828	$150,062	$(63,789)	$(18,593,416)	$(2,253,639)

See accompanying notes to financial statements.

ONE WORLD PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(2,461,090)	$(6,721,301)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debts expense	25,556	-
Depreciation and amortization expense	29,937	23,706
Loss on disposal of fixed assets	17,563	-
Amortization of debt discounts	310,633	-
Stock-based compensation	56,796	3,386,498
Amortization of options issued for services	837,955	1,875,623
Decrease (increase) in assets:
Accounts receivable	(48,843)	-
Inventory	(259,528)	(201,522)
Other current assets	(101,809)	71,295
Right-of-use assets	34,237	79,011
Security deposits	(1,159,447)	1,632
Increase (decrease) in liabilities:
Accounts payable	(271,176)	272,366
Accrued expenses	(97,380)	130,437
Lease liability	(33,453)	(73,027)
Net cash used in operating activities	(3,120,049)	(1,155,282)

Cash flows from investing activities
Proceeds received on disposal of fixed assets	5,125	-
Purchase of fixed assets	(273,348)	(37,793)
Net cash used in investing activities	(268,223)	(37,793)

Cash flows from financing activities
Repayment of convertible note payable	-	(507,332)
Proceeds from notes payable	947,000	261,274
Repayment of notes payable	(455,567)	(272,000)
Proceeds from sale of preferred and common stock	3,577,505	1,478,332
Net cash provided by financing activities	4,068,938	960,274

Effect of exchange rate changes on cash	(10,919)	(28,700)

Net increase (decrease) in cash	669,747	(261,501)
Cash - beginning	28,920	282,380
Cash - ending	$698,667	$20,879

Supplemental disclosures:
Interest paid	$33,564	$4,983
Income taxes paid	$-	$-

Non-cash investing and financing transactions:
Fair value of common shares issued for conversion of debt	$1,537,750	$-
Value of commitment shares issued as a debt discount	$418,312	$-
Value of warrants issued as a debt discount	$358,017	$-
Dividends payable	$49,246	$14,870

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

OWP Ventures is a holding company formed in Delaware on March 27, 2018 to enter and support the cannabis industry, and on May 30, 2018, it acquired OWP Colombia. OWP Colombia is a licensed cannabis cultivation, production and distribution (export) company located in Popayán, Colombia (nearest major city is Cali). We plan to be a producer of raw cannabis and hemp plant ingredients for both medical and industrial uses across the globe. We have received licenses to cultivate, produce and distribute the raw ingredients of the cannabis and hemp plant for medicinal, scientific and industrial purposes. Specifically, we are one of the few companies in Colombia to receive all four licenses, including seed use, cultivation of non-psychoactive cannabis, cultivation of psychoactive cannabis, and manufacturing allowing for extraction and export. Currently, we own approximately 30 acres and have a covered greenhouse built specifically to cultivate high-grade cannabis and hemp. In addition, we have entered into agreements with local farming co-operatives that include small farmers and indigenous tribe members, under which they will cultivate cannabis on up to approximately 140 acres of land using our seeds and propagation techniques, and sell their harvested products to us on an exclusive basis. We began harvesting cannabis in the first quarter of 2019 for the purpose of further research and development activities, quality control testing and extraction. We have been generating revenue from the sale of our seeds since the second quarter of 2020. In August 2021, we paid total deposits of $1,155,000 of the approximate total cost of $1,542,103 on the construction of a vertically integrated extraction facility designed to process the cannabis flower. Upon completion of construction, we will be one of the only companies in Colombia to both hold licenses and possess the capability to extract high-quality CBD and THC oils.

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

ONE WORLD PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the following entities, all of which were under common control and ownership at September 30, 2021:

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

Cash in Excess of FDIC Insured Limits

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000, under current regulations. The Company had $293,888 of cash in excess of FDIC insured limits at September 30, 2021, and has not experienced any losses in such accounts.

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

There was no impact on the Company’s financial statements from ASC 606 for the nine months ended September 30, 2021, or the year ended December 31, 2020.

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

No other new accounting pronouncements, issued or effective during the period ended September 30, 2021, have had or are expected to have a significant impact on the Company’s financial statements.

Note 2 –Going Concern

As shown in the accompanying condensed consolidated financial statements as of September 30, 2021, our balance of cash on hand was $698,667, and we had working capital of $62,465 and an accumulated deficit of $18,593,416. We are too early in our development stage to project future revenue levels, and may not be able to generate sufficient funds to sustain our operations for the next twelve months. Accordingly, we may need to raise additional cash to fund our operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 3 – Related Parties

Debt Repayments, Related Party

On September 15, 2021, the Company repaid a total of $130,610, consisting of $125,000 of principal and $5,610 of interest, to Isiah Thomas, the Company’s Chief Executive Officer.

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

ONE WORLD PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Series B Preferred Stock Sales

On February 7, 2021, the Company and ISIAH International, LLC (“ISIAH International”), entered into a Securities Purchase Agreement (the “Purchase Agreement”) under which ISIAH International agreed to purchase from the Company, on the dates provided for in the Purchase Agreement, an aggregate of 200,000 shares of the Company’s newly designated Series B Preferred Stock (“Series B Preferred Stock”), convertible into an aggregate of 20,000,000 shares of the Company’s common stock, for a purchase price of $15.00 per share of Preferred Stock, and an aggregate purchase price of $3 million. Each share of Series B Preferred Stock has a Stated Value of $15.00 and is convertible into common stock at a conversion price equal to $0.15. Isiah Thomas, the Company’s Chief Executive Officer, is the sole member and Chief Executive Officer of ISIAH International. Pursuant to the Purchase Agreement, ISIAH International purchased the 200,000 shares of Series B Preferred Stock from the Company according to the following schedule:

Date	Shares	Purchase Price
Initial Closing Date	16,666	$249,990
February 22, 2021	16,667	250,005
March 8, 2021	16,667	250,005
March 22, 2021	16,667	250,005
April 5, 2021	16,666	249,990
April 19, 2021	16,667	250,005
May 17, 2021	33,334	500,010
June 14, 2021	33,333	499,995
July 12, 2021	33,333	499,995
Total	200,000	$3,000,000

On various dates in May, 2021, the Company also received total proceeds of $50,010 from the sale of an aggregate of 3,334 shares of Series B Preferred Stock at a price of $15.00 per share to trusts whose beneficiaries are adult children of Isiah L. Thomas III. Mr. Thomas disclaims beneficial ownership of the shares held by these trusts.

Common Stock Options Issued for Services, Officers and Directors

On May 25, 2021, the Company awarded options to purchase 1,000,000 shares of common stock under the Company’s 2019 Stock Incentive Plan (the “2019 Plan”) at an exercise price equal to $0.1782 per share, exercisable over a ten year period to the Company’s CFO and COO, Vahé Gabriel. The options vested immediately as to 500,000 shares, and vest as to the remaining 500,000 shares quarterly in 250,000 increments over the following two quarters. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 183% and a call option value of $0.1719, was $171,949. The options are being expensed over the vesting period, resulting in $128,962 of stock-based compensation expense during the nine months ended September 30, 2021. As of September 30, 2021, a total of $42,987 of unamortized expenses are expected to be expensed over the vesting period.

On January 1, 2021, the Company awarded options to purchase 5,500,000 shares of common stock at an exercise price equal to $0.13 per share to Isiah L. Thomas III, the Company’s Chief Executive Officer and Vice Chairman. The options were issued outside of the 2019 Plan and are exercisable over a ten year period. The options vested immediately as to 2,750,000 shares, and vest as to the remaining 2,750,000 shares quarterly in 250,000 increments over the following eleven quarters. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 192% and a call option value of $0.1174, was $645,624. The options are being expensed over the vesting period, resulting in $381,506 of stock-based compensation expense during the nine months ended September 30, 2021. As of September 30, 2021, a total of $264,118 of unamortized expenses are expected to be expensed over the vesting period.

On January 1, 2021, the Company awarded options to purchase 350,000 shares of common stock under the 2019 Plan at an exercise price equal to $0.13 per share, exercisable over a ten year period to the Company’s Chairman of the Board, Dr. Ken Perego. The options vest in equal quarterly installments over one year. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 192% and a call option value of $0.1170, was $40,943. The options are being expensed over the vesting period, resulting in $30,707 of stock-based compensation expense during the nine months ended September 30, 2021. As of September 30, 2021, a total of $10,236 of unamortized expenses are expected to be expensed over the vesting period.

ONE WORLD PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On January 1, 2021, the Company awarded options to purchase 475,000 shares of common stock under the 2019 Plan at an exercise price equal to $0.13 per share, exercisable over a ten year period to Bruce Raben, the Company’s former Interim Chief Financial Officer and a Director of the Company. The options vest in equal quarterly installments over one year. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 192% and a call option value of $0.1170, was $55,565. The options are being expensed over the vesting period, resulting in $41,674 of stock-based compensation expense during the nine months ended September 30, 2021. As of September 30, 2021, a total of $13,891 of unamortized expenses are expected to be expensed over the vesting period.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheet as of September 30, 2021 and December 31, 2020, respectively:

	Fair Value Measurements at September 30, 2021
	Level 1	Level 2	Level 3
Assets
Cash	$698,667	$-	$-
Right-of-use asset	-	-	160,792
Total assets	698,667	-	160,792
Liabilities
Lease liabilities	-	-	168,072
Notes payable	-	360,578	-
Total liabilities	-	(360,578)	(7,280)
	$698,667	$(360,578)	$(7,280)

	Fair Value Measurements at December 31, 2020
	Level 1	Level 2	Level 3
Assets
Cash	$28,920	$-	$-
Right-of-use asset	-	-	195,029
Total assets	28,920	-	195,029
Liabilities
Lease liabilities	-	-	201,520
Notes payable	-	334,841	-
Total liabilities	-	334,841	201,525
	$28,920	$(334,841)	$(6,496)

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the nine months ended September 30, 2021 or the year ended December 31, 2020.

ONE WORLD PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5 – Inventory

Inventories are stated at the lower of cost or market. Cost is determined on a standard cost basis that approximates the first-in, first-out (FIFO) method. Market is determined based on net realizable value. Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value. Our cannabis products consist of cannabis flower grown in-house, along with produced extracts. Inventory consisted of the following at September 30, 2021 and December 31, 2020, respectively.

	September 30,	December 31,
	2021	2020
Raw materials	$48,807	$27,514
Work in progress	435,698	181,272
Finished goods	92,518	104,673
	577,023	313,459
Less obsolescence	(50,343)	(46,307)
Total inventory	$526,680	$267,152

Note 6 – Other Current Assets

Other current assets included the following as of September 30, 2021 and December 31, 2020, respectively:

	September 30,	December 31,
	2021	2020
VAT tax receivable	$131,529	$99,199
Prepaid expenses	88,107	19,226
Other receivables	1,084	486
Total	$220,720	$118,911

Note 7 – Security Deposits

Security deposits included the following as of September 30, 2021 and December 31, 2020, respectively:

	September 30,	December 31,
	2021	2020
Utility deposits	$1,090	$660
Refundable deposit on equipment purchase	50,000	50,000
Security deposits on leases held in Colombia	4,442	9,960
Security deposit on office lease	14,029	4,494
Down payment on distillation equipment	1,155,000	-
	$1,224,561	$65,114

ONE WORLD PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 8 – Fixed Assets

Fixed assets consist of the following at September 30, 2021 and December 31, 2020, respectively:

	September 30,	December 31,
	2021	2020
Land	$138,248	$138,248
Buildings	41,665	41,665
Office equipment	53,938	44,027
Furniture and fixtures	32,259	27,914
Equipment and machinery	374,981	185,169
Construction in progress	388,618	345,036
	1,029,709	782,059
Less: accumulated depreciation	(82,166)	(55,239)
Total	$947,543	$726,820

Construction in progress consists of equipment and capital improvements on the Popayán farm have not yet been placed in service.

Depreciation and amortization expense totaled $29,937 and $23,706 for the nine months ended September 30, 2021 and 2020, respectively.

Note 9 – Accrued Expenses

Accrued expenses consisted of the following at September 30, 2021 and December 31, 2020, respectively:

	September 30,	December 31,
	2021	2020
Accrued payroll	$248,135	$266,230
Accrued withholding taxes and employee benefits	7,649	18,889
Accrued ICA fees and contributions	142,133	200,335
Accrued interest	55,238	65,081
	$453,155	$550,535

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

ONE WORLD PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The components of lease expense were as follows:

For the Nine
Months Ended
September 30,
2021
Operating lease cost:
Amortization of assets	$34,237
Interest on lease liabilities	9,457
Lease payments on short term leases	31,841
Total lease cost	$75,535

Supplemental balance sheet information related to leases was as follows:

September 30,
2021
Operating leases:
Operating lease assets	$160,792

Current portion of operating lease liabilities	$48,932
Noncurrent operating lease liabilities	119,140
Total operating lease liabilities	$168,072

Weighted average remaining lease term:
Operating leases	3 years

Weighted average discount rate:
Operating leases	6.75%

Supplemental cash flow and other information related to leases was as follows:

For the Nine
Months Ended
September 30,
2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$33,453

Future minimum annual lease commitments under non-cancelable operating leases are as follows at September 30, 2021:

Operating
Leases

2021 (for the three months remaining)	$14,589
2022	59,223
2023	61,000
2024	52,098
Total minimum lease payments	186,910
Less interest	18,838
Present value of lease liabilities	168,072
Less current portion	48,932
Long-term lease liabilities	$119,140

ONE WORLD PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 11 – Notes Payable

Notes payable consists of the following at September 30, 2021 and December 31, 2020, respectively:

	September 30,	December 31,
	2021	2020

On September 24, 2021, the Company completed the sale of a (i) Promissory Note in the principal amount of $750,000 (the “Second AJB Note”) to AJB Capital Investments LLC (“AJB Capital”), (ii) a three-year warrant to purchase 1,500,000 shares of the Company’s common stock at an initial exercise price of $0.25 per share, and (iii) a three-year warrant to purchase 2,000,000 shares of the Company’s common stock at an initial exercise price of $0.50 per share, for an aggregate purchase price of $705,000, pursuant to a Securities Purchase Agreement between the Company and AJB Capital (the “Purchase Agreement”). The Company received net proceeds of $678,750 after deductions of debt discounts, consisting of $45,000 pursuant to an original issue discount, $15,000 of legal fees and $11,250 of brokerage fees.

The Note matures on September 24, 2022 (the “Maturity Date”), bears interest at a rate of 8% per annum, and, following an event of default only, is convertible into shares of the Company’s common stock at a conversion price equal to the lesser of 90% of the lowest trading price during (i) the 20 trading day period preceding the issuance date of the note, or (ii) the 20 trading day period preceding date of conversion of the Note. The Note is also subject to covenants, events of defaults, penalties, default interest and other terms and conditions customary in transactions of this nature. Pursuant to the Purchase Agreement, the Company paid a commitment fee to AJB Capital in the amount of $250,000 (the “Commitment Fee”) in the form of 1,250,000 shares of the Company’s common stock (the “Commitment Fee Shares”). During the six month period following the six month anniversary of the closing date, AJB Capital shall be entitled to be issued additional shares of common stock of the Company to the extent AJB Capital’s sale of the Commitment Fee Shares has resulted in net proceeds in an amount less than the Commitment Fee. The Commitment Fee Shares resulted in a debt discount of $150,062 that is being amortized over the life of the loan.

The obligations of the Company to AJB Capital under the Note and the Purchase Agreement are secured by a lien on the Company’s assets pursuant to a Security Agreement between the Company and AJB Capital.	$750,000	$-

On January 20, 2021, the Company completed the sale of a Promissory Note in the principal amount of $290,000 (the “First AJB Note”) to AJB Capital for a purchase price of $281,300, pursuant to a Securities Purchase Agreement between the Company and AJB Capital (the “Purchase Agreement”). The Company received net proceeds of $268,250 after deductions of debt discounts, consisting of $8,700 pursuant to an original issue discount, $7,250 of legal fees and $5,800 of brokerage fees.

The First AJB Note carried interest at a rate of 10% per annum, was to mature on October 20, 2021, and was repaid in full on September 17, 2021.

Pursuant to the Purchase Agreement, the Company paid a commitment fee to AJB Capital in the amount of $200,000 (the “Commitment Fee”) in the form of 2,000,000 shares of the Company’s common stock (the “Commitment Fee Shares”). As the Company repaid the First AJB Note prior to the Maturity Date, the Company exercised its right to redeem 1,000,000 of the Commitment Fee Shares for a nominal redemption price of $1.00. The issuance of the Commitment Fee Shares resulted in a debt discount of $268,250 that was amortized over the life of the loan.	-	-

On February 3, 2020, the Company, through its wholly-owned subsidiary, One World Pharma SAS, received an advance of 100,000,000 COP, or $29,134 USD, from an individual pursuant to an unsecured promissory note due on demand that carried a 6% interest rate. The Company repaid 50,000,000 COP, or $14,567 USD, during the year ended December 31, 2020, and repaid the remaining 50,000,000 COP, or $14,567 USD, during the period ending September 30, 2021.	-	14,567

On December 16, 2020, the Company received an advance of $125,000 from our CEO, Isiah Thomas, III pursuant to an unsecured promissory note due on demand that carried a 6% interest rate. A total of $130,610, consisting of $125,000 of principal and $5,610 of interest, was repaid on September 15, 2021.	-	125,000

On October 28, 2020, the Company received an advance of $50,000 from its CEO, Isiah Thomas, III pursuant to an unsecured promissory note due on demand that carries a 6% interest rate. A total of $52,918, consisting of $50,000 of principal and $2,918 of interest, was repaid on October 18, 2021.	50,000	50,000

On September 14, 2020, the Company received an advance of $26,000 from its Chairman, Dr. Kenneth Perego, II, M.D. pursuant to an unsecured promissory note due on demand that carried a 6% interest rate. The advance was repaid by the Company on March 29, 2021.	-	26,000

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

The PPP Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, or provisions of the promissory note. The occurrence of an event of default may result in a claim for the immediate repayment of all amounts outstanding under the PPP Note.	119,274	119,274

Total notes payable	919,274	334,841
Less unamortized debt discounts	558,696	-
Notes payable, net of discounts	$360,578	$334,841

ONE WORLD PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company recognized interest expense for the nine months ended September 30, 2021 and 2020, as follows:

	September 30,	September 30,
	2021	2020

Interest on convertible notes	$21,120	$21,516
Interest on notes payable	8,434	7,055
Amortization of debt discounts, including $286,345 of stock-based discounts	310,633	-
Interest on accounts payable	7,771	-
Total interest expense	$347,958	$28,571

Note 12 – Convertible Preferred Stock

Preferred Stock

The Company has 10,000,000 authorized shares of $0.001 par value “blank check” preferred stock, of which 500,000 shares have been designated Series A Preferred Stock and 300,000 shares have been designated Series B Preferred Stock. The shares of Series A Preferred Stock and Series B Preferred Stock are each currently convertible into one hundred (100) shares of the Company’s common stock. The Series A Preferred Stock accrues dividends at the rate of 6% per annum, payable in cash as and when declared by the Board or upon a liquidation. The shares of Series B Preferred Stock are not entitled to dividends, other than the right to participate in dividends payable to holders of common stock on an as-converted basis. As of September 30, 2021, there were 95,233 and 238,502 shares of Series A Preferred Stock and Series B Preferred Stock, respectively, issued and outstanding. The Series A and B Preferred Stock are presented as mezzanine equity on the balance sheet due because they carry a stated value of $10 and $15 per share, respectively, and a deemed liquidation clause, which entitles the holders thereof to receive proceeds thereof in an amount equal to the stated value per share, plus any accrued and unpaid dividends, before any payment may be made to holders of common stock. Each share of Preferred Stock carries a number of votes equal to the number of shares of common stock into which such Preferred Stock may then be converted. The Preferred Stock generally will vote together with the common stock and not as a separate class.

The Series A and B Preferred Stock have been classified outside of permanent equity and liabilities. the Series A Preferred Stock embodies conditional obligations that the Company may settle by issuing a variable number of equity shares, and in both the Series A and B Preferred Stock, monetary value of the obligation is based on a fixed monetary amount known at inception.

Series A Preferred Stock Sales

No shares of Series A Preferred Stock were sold during the nine months ending September 30, 2021.

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

Preferred Stock Dividends

The Series A Preferred Stock accrues dividends at the rate of 6% per annum, payable in cash as and when declared by the Board or upon a liquidation. The Company recognized $49,246 and $14,870 for the nine months ended September 30, 2021 and 2020, respectively. A total of $86,482 of dividends had accrued as of September 30, 2021.

ONE WORLD PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Series B Preferred Stock Sales

On February 7, 2021, the Company and ISIAH International entered into a Securities Purchase Agreement under which ISIAH International agreed to purchase from the Company, on the dates provided for in the Purchase Agreement, an aggregate of 200,000 shares of the Company’s newly designated Series B Preferred Stock, convertible into an aggregate of 20,000,000 shares of common stock, for a purchase price of $15.00 per share of Preferred Stock, and an aggregate purchase price of $3 million. Each share of Series B Preferred Stock has a Stated Value of $15.00 and is convertible into common stock at a conversion price equal to $0.15. Isiah Thomas, the Company’s Chief Executive Officer, is the sole member and Chief Executive Officer of ISIAH International. Pursuant to the Purchase Agreement, ISIAH International purchased the 200,000 shares of Series B Preferred Stock from the Company according to the following schedule:

Date	Shares	Purchase Price
Initial Closing Date	16,666	$249,990
February 22, 2021	16,667	250,005
March 8, 2021	16,667	250,005
March 22, 2021	16,667	250,005
April 5, 2021	16,666	249,990
April 19, 2021	16,667	250,005
May 17, 2021	33,334	500,010
June 14, 2021	33,333	499,995
July 12, 2021	33,333	499,995
Total	200,000	$3,000,000

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

Note 13 – Changes in Stockholders’ Equity

Common Stock

The Company is authorized to issue an aggregate of 300,000,000 shares of common stock with a par value of $0.001. As of September 30, 2021, there were 61,675,983 shares of common stock issued and outstanding.

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

Common Stock Issued as a Promissory Note Commitment

As disclosed in Note 11 above, the Company paid a commitment fee to AJB Capital of $200,000 in the form of 2,000,000 shares of the Company’s common stock in connection with the issuance of the First AJB Note, which was repaid on September 17, 2021. The issuance of the Commitment Fee Shares resulted in a debt discount of $268,250 that was amortized over the life of the loan, resulting in $268,250 of finance expense during the nine months ended September 30, 2021. On October 15, 2021, pursuant to the early repayment terms of the promissory note, one million of these shares were redeemed and cancelled.

Also, as disclosed in Note 11, above, the Company paid a commitment fee to AJB Capital in the form of 1,250,000 shares of the Company’s common stock in connection with the issuance of the Second AJB Note. These shares were issued on October 26, 2021, and recognized as a Subscriptions Payable on the balance sheet as of September 30, 2021.

ONE WORLD PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Common Stock Issued for Services

On May 25, 2021, the Company awarded a total of 50,000 shares of common stock pursuant for consulting services to two individuals. The aggregate fair value of the shares was $8,500, based on the closing price of the Company’s common stock on the date of grant.

On May 12, 2021, the Company entered into a Settlement Agreement with COR Prominence, LLC. Pursuant to the Settlement Agreement, the Company issued 118,150 shares of common stock. The fair value of the shares was $29,538, based on the closing price of the Company’s common stock on the date of grant.

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

Amortization of Stock-Based Compensation

A total of $837,955 of stock-based compensation expense was recognized from the amortization of options to purchase common stock over their vesting period during the nine months ended September 30, 2021.

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

Common Stock Options Issued for Services

On May 28, 2021, the Company awarded options to purchase 1,000,000 shares of common stock under the 2019 Plan at an exercise price equal to $0.1782 per share, exercisable over a ten year period to the Company’s CFO and COO, Vahé Gabriel. The options vested immediately as to 500,000 shares, and vest as to the remaining 500,000 shares quarterly in 250,000 increments over the following two quarters. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 183% and a call option value of $0.1719, was $171,949. The options are being expensed over the vesting period, resulting in $128,962 of stock-based compensation expense during the nine months ended September 30, 2021. As of September 30, 2021, a total of $42,987 of unamortized expenses are expected to be expensed over the vesting period.

On May 25, 2021, the Company awarded options to purchase an aggregate 425,000 shares of common stock under the 2019 Plan at an exercise price equal to $0.17 per share, exercisable over a ten year period to three advisory board members. The options vest in equal quarterly installments over two years. The aggregate estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 183% and a call option value of $0.1653, was $70,269. The options are being expensed over the vesting period, resulting in $23,423 of stock-based compensation expense during the nine months ended September 30, 2021. As of September 30, 2021, a total of $46,846 of unamortized expenses are expected to be expensed over the vesting period.

On January 1, 2021, the Company awarded options to purchase 5,500,000 shares of common stock at an exercise price equal to $0.13 per share to Isiah L. Thomas III, the Company’s Chief Executive Officer and Vice Chairman. The options were issued outside of the 2019 Plan and are exercisable over a ten year period. The options vested immediately as to 2,750,000 shares, and vest as to the remaining 2,750,000 shares quarterly in 250,000 increments over the following eleven quarters. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 192% and a call option value of $0.1174, was $645,624. The options are being expensed over the vesting period, resulting in $381,506 of stock-based compensation expense during the nine months ended September 30, 2021. As of September 30, 2021, a total of $264,118 of unamortized expenses are expected to be expensed over the vesting period.

ONE WORLD PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On January 1, 2021, the Company awarded options to purchase 350,000 shares of common stock under the 2019 Plan at an exercise price equal to $0.13 per share, exercisable over a ten year period to the Company’s Chairman of the Board, Dr. Ken Perego. The options vest in equal quarterly installments over one year. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 192% and a call option value of $0.1170, was $40,943. The options are being expensed over the vesting period, resulting in $30,707 of stock-based compensation expense during the nine months ended September 30, 2021. As of September 30, 2021, a total of $10,236 of unamortized expenses are expected to be expensed over the vesting period.

On January 1, 2021, the Company awarded options to purchase 475,000 shares of common stock under the 2019 Plan at an exercise price equal to $0.13 per share, exercisable over a ten year period to Bruce Raben, the Company’s former Interim Chief Financial Officer and a Director of the Company. The options vest in equal quarterly installments over one year. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 192% and a call option value of $0.1170, was $55,565. The options are being expensed over the vesting period, resulting in $41,674 of stock-based compensation expense during the nine months ended September 30, 2021. As of September 30, 2021, a total of $13,891 of unamortized expenses are expected to be expensed over the vesting period.

On January 1, 2021, the Company awarded options to purchase an aggregate 1,842,000 shares of common stock under the 2019 Plan at an exercise price equal to $0.13 per share, exercisable over a ten year period to seven consultants and employees. The options vest in equal quarterly installments over one year. The aggregate estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 192% and a call option value of $0.1170, was $215,475. The options are being expensed over the vesting period, resulting in $161,606 of stock-based compensation expense during the nine months ended September 30, 2021. As of September 30, 2021, a total of $53,869 of unamortized expenses are expected to be expensed over the vesting period.

The Company also recognized a total of $70,077, and $1,875,623 of compensation expense during the nine months ended September 30, 2021 and 2020, respectively, related to common stock options issued in the prior year to Officers, Directors, and Employees that are being amortized over the implied service term, or vesting period, of the options. The remaining unamortized balance of these options is $33,613 as of September 30, 2021.

Note 15 – Income Taxes

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the nine months ended September 30, 2021, and the year ended December 31, 2020, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At September 30, 2021, the Company had approximately $6,946,800 of federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2025.

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at September 30, 2021 and December 31, 2020, respectively.

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

Note 16 – Subsequent Events

Debt Repayment, Related Party

On October 18, 2021, the Company repaid a total of $52,918, consisting of $50,000 of principal and $2,918 of interest, to Isiah Thomas, the Company’s Chief Executive Officer.

Commitment Shares

As disclosed in Note 11, above, the Company paid a commitment fee to AJB Capital in the form of 1,250,000 shares of the Company’s common stock in connection with the issuance of the Second AJB Note. These shares were issued on October 26, 2021.

On October 15, 2021, the Company redeemed and cancelled 1,000,000 commitment shares issued to AJB Capital in connection with the first AJB Note for a nominal redemption price of $1.00, as disclosed in Note 11, above.

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

Overview

Through our wholly-owned subsidiary, One World Pharma S.A.S, a licensed cannabis cultivation, production and distribution (export) company located in Popayán, Colombia (nearest major city is Cali). We plan to be a producer of raw cannabis and hemp plant ingredients for both medical and industrial uses across the globe. We have received licenses to cultivate, produce and distribute the raw ingredients of the cannabis and hemp plant for medicinal, scientific and industrial purposes. Specifically, we are one of the only companies in Colombia to receive all four licenses, including seed use, cultivation of non-psychoactive cannabis, cultivation of psychoactive cannabis, and manufacturing allowing for extraction and export. Currently, we own approximately 30 acres and have a covered greenhouse built specifically to cultivate high-grade cannabis and hemp. In addition, we have entered into agreements with local farming co-operatives that include small farmers and indigenous tribe members, under which they will cultivate cannabis on up to approximately 140 acres of land using our seeds and propagation techniques, and sell their harvested products to us on an exclusive basis. We began harvesting cannabis in the first quarter of 2019 for the purpose of further research and development activities, quality control testing and extraction. We have been generating revenue from the sale of our seeds since the second quarter of 2020. In August 2021, we paid total deposits of $1,155,000 of the approximate total cost of $1,542,103 on the construction of a vertically integrated extraction facility designed to process the cannabis flower. Upon completion of construction, we will be one of the only companies in Colombia to both hold licenses and possess the capability to extract high-quality CBD and THC oils.

Results of Operations for the Three Months Ended September 30, 2021 and 2020:

The following table summarizes selected items from the statement of operations for the three months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Increase /
	2021	2020	(Decrease)
Revenues	$7,845	$42,598	$(34,753)
Cost of goods sold	7,058	7,682	(624)
Gross profit	787	34,916	(34,129)

Operating expenses:
General and administrative	358,382	793,846	(435,464)
Professional fees	153,484	364,111	(210,627)
Depreciation expense	6,939	9,496	(2,557)
Total operating expenses:	518,805	1,167,453	(648,648)

Operating loss	(518,018)	(1,132,537)	(614,519)

Total other income (expense)	(149,661)	(7,517)	142,144

Net loss	$(667,679)	$(1,140,054)	$(472,375)

Revenues

Revenues during the three months ended September 30, 2021 were $7,845, compared to $42,598 during the three months ended September 30, 2020, a decrease of $34,753, or 82%.

Cost of Goods Sold

Cost of goods sold for the three months ended September 30, 2021 were $7,058, compared to $7,682 for the three months ended September 30, 2020, a decrease of $624, or 8%. Cost of goods sold consists primarily of labor, agricultural raw materials, depreciation and overhead.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2021 were $358,382, compared to $793,846 during the three months ended September 30, 2020, a decrease of $435,464, or 55%. The expenses for the current period consisted primarily of compensation expenses, office rent, and travel costs. General and administrative expenses decreased primarily due to decreased stock-based compensation related to the amortization of stock options and shares issued to officers that were incurred in the prior year, and not awarded in the current year at similar levels. General and administrative expenses included non-cash, stock-based compensation of $72,334 and $441,567 during the three months ended September 30, 2021 and 2020, respectively.

Professional Fees

Professional fees for the three months ended September 30, 2021 were $153,484, compared to $364,111 during the three months ended September 30, 2020, a decrease of $210,627, or 58%. Professional fees included non-cash, stock-based compensation of $60,042 and $2,021,122 during the three months ended September 30, 2021 and 2020, respectively. Professional fees decreased primarily due to decreased stock-based compensation efforts during the current period.

Depreciation Expense

Depreciation expense for the three months ended September 30, 2021 was $6,939, compared to $9,496 during the three months ended September 30, 2020, a decrease of $2,557, or 27%. Depreciation expense decreased as equipment was disposed of in the current period.

Other Income (Expense)

Other expenses, on a net basis, for the three months ended September 30, 2021 were $149,661, compared to other expenses, on a net basis, of $7,517 during the three months ended September 30, 2020, an increase in net expenses of $142,144, or 1,891%. Other expenses consisted of $137,863 of interest expense, including $116,312 of stock-based finance costs on the amortization of debt discounts, and a loss on disposal of fixed assets of $17,563, as offset by $5,000 of sublease income on sublet office space and $765 of interest income, for the three months ended September 30, 2021, compared to $7,517 of interest expense during the three months ended September 30, 2020.

Net Loss

Net loss for the three months ended September 30, 2021 was $667,679, or $0.01 per share, compared to $1,140,054, or $0.02 per share, during the three months ended September 30, 2020, a decrease of $472,375, or 41%. The net loss decreased primarily due to decreased stock-based compensation during the current period.

Results of Operations for the Nine Months Ended September 30, 2021 and 2020:

The following table summarizes selected items from the statement of operations for the nine months ended September 30, 2021 and 2020.

	Nine Months Ended September 30,		Increase /
	2021	2020	(Decrease)
Revenues	$73,450	$103,384	$(29,934)
Cost of goods sold	14,810	24,433	(9,623)
Gross profit	58,640	78,951	(20,311)

Operating expenses:
General and administrative	1,466,954	3,293,009	(1,826,055)
Professional fees	679,141	3,454,966	(2,775,825)
Depreciation expense	29,937	23,706	6,231
Total operating expenses:	2,176,032	6,71,681	(4,595,649)

Operating loss	(2,117,392)	(6,692,30)	(4,575,338)

Total other income (expense)	(343,698)	(28,571)	315,127

Net loss	$(2,461,090)	$(6,721,301)	$(4,260,211)

Revenues

Revenues during the nine months ended September 30, 2021 were $73,450, compared to $103,384 during the nine months ended September 30, 2020, a decrease of $29,934, or 29%.

Cost of Goods Sold

Cost of goods sold for the nine months ended September 30, 2021 were $14,810, compared to $24,433 for the nine months ended September 30, 2020, a decrease of $9,623, or 39%. Cost of goods sold consists primarily of labor, agricultural raw materials, depreciation and overhead.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2021 were $1,466,954, compared to $3,293,009 during the nine months ended September 30, 2020, a decrease of $1,826,055, or 55%. The expenses for the current period consisted primarily of compensation expenses, office rent, and travel costs. General and administrative expenses decreased primarily due to decreased stock-based compensation related to the amortization of stock options and shares issued to officers that were incurred in the prior year, and not awarded in the current year at similar levels. General and administrative expenses included non-cash, stock-based compensation of $510,468 and $2,415,366 during the nine months ended September 30, 2021 and 2020, respectively.

Professional Fees

Professional fees for the nine months ended September 30, 2021 were $679,141, compared to $3,454,855 during the nine months ended September 30, 2020, a decrease of $2,775,825, or 80%. Professional fees included non-cash, stock-based compensation of $384,283 and $2,839,132 during the nine months ended September 30, 2021 and 2020, respectively. Professional fees decreased primarily due to decreased stock-based compensation efforts during the current period.

Depreciation Expense

Depreciation expense for the nine months ended September 30, 2021 was $29,937, compared to $23,706 during the nine months ended September 30, 2020, an increase of $6,231, or 26%. Depreciation expense increased as we placed more equipment in service in the past year.

Other Income (Expense)

Other expenses, on a net basis, for the nine months ended September 30, 2021 were $343,698, compared to other expenses, on a net basis, of $28,571 during the nine months ended September 30, 2020, an increase in net expenses of $315,127, or 1,103%. Other expenses consisted of $347,958 of interest expense, including $286,345 of stock-based finance costs on the amortization of debt discounts, and a loss on disposal of fixed assets of $17,563, as offset by $19,500 of sublease income on sublet office space and $2,323 of interest income, for the nine months ended September 30, 2021, compared to $28,571 of interest expense during the nine months ended September 30, 2020.

Net Loss

Net loss for the nine months ended September 30, 2021 was $2,461,090, or $0.04 per share, compared to $6,721,301, or $0.14 per share, during the nine months ended September 30, 2020, a decrease of $4,260,211, or 63%. The net loss decreased primarily due to decreased stock-based compensation during the current period.

Liquidity and Capital Resources

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, financing activities and effect of exchange rate changes on cash for the nine months ended September 30, 2021 and 2020:

	2021	2020
Operating Activities	$(3,120,049)	$(1,155,282)
Investing Activities	(268,223)	(37,793)
Financing Activities	4,068,938	960,274
Effect of Exchange Rate Changes on Cash	(10,919)	(28,700)
Net Increase (Decrease) in Cash	$669,747	$(261,501)

Net Cash Used in Operating Activities

During the nine months ended September 30, 2021, net cash used in operating activities was $3,120,049, compared to net cash used in operating activities of $1,155,282 for the nine months ended September 30, 2020. The cash used in operating activities was primarily attributable to our net loss.

Net Cash Used in Investing Activities

During the nine months ended September 30, 2021, net cash used in investing activities was $268,223, compared to net cash used in investing activities of $37,793 for the nine months ended September 30, 2020. The cash used in investing activities consisted of purchases of fixed assets, net of proceeds received on the disposal of fixed assets.

Net Cash Provided by Financing Activities

During the nine months ended September 30, 2021, net cash provided by financing activities was $4,068,938, compared to net cash provided by financing activities of $960,274 for the nine months ended September 30, 2020. The current period consisted of $947,000 of proceeds received on debt financing and $3,577,505 received on the sale of preferred and common stock, less debt repayments of $455,567, compared to $1,478,332 received on the sale of preferred stock and $261,274 of net proceeds received on debt financing, less debt repayments of $779,332, during the nine months ended September 30, 2020.

Ability to Continue as a Going Concern

As of September 30, 2021, our balance of cash on hand was $698,667, and we had working capital of $62,465 and an accumulated deficit of $18,593,416. We are too early in our development stage to project future revenue levels, and may not be able to generate sufficient funds to sustain our operations for the next twelve months. Accordingly, we may need to raise additional cash to fund our operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

There was no impact on the Company’s financial statements from ASC 606 for the nine months ended September 30, 2021, or the year ended December 31, 2020.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Interim Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following issuances of equity securities by the Company during the three month period ended September 30, 2021 were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder:

Preferred Stock Sales

On July 12, 2021, the Company received proceeds of $499,995 from the sale of 33,333 shares of Series B Preferred Stock to ISIAH International. Each share of Preferred Stock is currently convertible into 100 shares of the Company’s common stock.

Common Stock Options Exercised

On July 26, 2021, a total of 60,000 shares of common stock were issued upon exercise on a cashless basis of options to purchase 125,000 shares of common stock at a price $0.13 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. Exhibits

Exhibit	Description
2.1	Agreement and Plan of Merger dated February 21, 2019, among the Registrant, OWP Merger Subsidiary Inc. and OWP Ventures, Inc. (incorporated by reference to Exhibit 2.1 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on February 25, 2019)
3.1	Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 24, 2014)
3.2	Certificate of Amendment to Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 8, 2019)
3.3	Certificate of Amendment to Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2020)
3.4	Certificate of Designation of Series A Preferred Stock of the Registrant dated June 1, 2020 (incorporated by reference to Exhibit 3.4 of the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 26, 2020)
3.5	Certificate of Designation of Series B Preferred Stock of the Registrant dated February 2, 2021 (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the Securities and Exchange Commission on February 8, 2021)
3.6	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 24, 2014)
4.1	Description of Securities (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form 10-K filed with the Securities and Exchange Commission on April 15, 2021)
4.2	Promissory Note of One World Pharma, Inc. in the principal amount of $290,000 issued to AJB Capital Investments LLC, dated January 20, 2021 (incorporated by reference to Exhibit 4.1 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on January 25, 2021)
4.3	Promissory Note of One World Pharma, Inc. in the principal amount of $750,000 issued to AJB Capital Investments LLC, dated September 24, 2021 (incorporated by reference to Exhibit 4.1 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on September 27, 2021)
4.4	Common Stock Purchase Warrant to purchase 1,500,000 shares of common stock of One World Pharma, Inc. issued to AJB Capital Investments LLC, dated September 24, 2021 (incorporated by reference to Exhibit 4.2 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on September 27, 2021)
4.5	Common Stock Purchase Warrant to purchase 2,000,000 shares of common stock of One World Pharma, Inc. issued to AJB Capital Investments LLC, dated September 24, 2021 (incorporated by reference to Exhibit 4.3 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on September 27, 2021)
10.1	Promissory Note dated May 4, 2020, made by OWP Ventures, Inc. in favor of Customers Bank (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on May 8, 2020)
10.2	Securities Purchase Agreement, dated February 7, 2021 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on February 8, 2021)
10.3	Securities Purchase Agreement, dated January 20, 2021, between One World Pharma, Inc. and AJB Capital Investments LLC (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on January 25, 2021)
10.4	Security Agreement, dated January 20, 2021, between One World Pharma, Inc. and AJB Capital Investments LLC (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on January 25, 2021)
10.5	Letter Agreement, dated May 28, 2021, between One World Pharma, Inc. and Vahé Gabriel (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on June 3, 2021)
10.6	Securities Purchase Agreement, dated January 20, 2021, between One World Pharma, Inc. and AJB Capital Investments LLC (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on September 27, 2021)
10.7	Security Agreement, dated January 20, 2021, between One World Pharma, Inc. and AJB Capital Investments LLC (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on September 27, 2021)
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
31.2*	Certification of Interim Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
32.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Interim Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Labels Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 15, 2021

One World Pharma, Inc.

/s/ Isiah L. Thomas III
Isiah L. Thomas III
Chief Executive Officer
(Principal Executive Officer)

/s/ Vahé Gabriel
Vahé Gabriel
Chief Financial Officer
(Principal Financial Officer)

