Form 10-K
period 2021-12-31
One World Products, Inc.
filed 2022-04-15
CIK 1622244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 000-56151

ONE WORLD PRODUCTS, INC.

(Exact name of registrant as specified in its charter)

nevada	61-1744826
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

One World Products, Inc.

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant based upon the closing price of $0.19 per share as of June 30, 2021 was approximately $7,651,791.

As of April 12, 2022, there were 65,861,631 shares of registrant’s common stock outstanding.

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

Immediately prior to the Closing, we were a public “shell” company with nominal assets. As of the Closing, we are no longer a public shell. As a result of the Merger, we are engaged in OWP Ventures’ business, including the business of its wholly-owned subsidiary, One World Pharma, S.A.S., a Colombian company (“OWP Colombia”). On November 23, 2021, we changed our name from One World Pharma, Inc. to One World Products, Inc. through the merger of One World Products, Inc., a recently formed Nevada corporation wholly-owned by us, with and into us. This merger was effected solely to effect the change of our name, and had no effect on our officers, directors, operations, assets or liabilities. In this Form 10-K, the terms “we,” “us,” “our” and “our company” refers to One World Products, Inc. and its wholly-owned direct and indirect subsidiaries, OWP Ventures and OWP Colombia.

On June 3, 2020, Isiah L. Thomas III was appointed to serve as our Chief Executive Officer and Vice Chairman. Mr. Thomas was a 12-time NBA All Star, two-time NBA champion, and is an accomplished international business executive. In 2021, through ISIAH International, LLC, of which he is the sole member, Mr. Thomas purchased $3,000,000 of our Series B Preferred Stock in installments over a period of time ending in July 2021.

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

●	We will need to obtain quota approvals from the Colombian authorities before we can commence commercial sale of our psychoactive products under our Cannabis Manufacturing License and Psychoactive Cultivation License;

●	We have successfully registered three non-psychoactive distinct cannabis strains and have received the certification required by Colombia’s National Registrar as of April 2020; and
●	We have been issued the sanitary registrations needed to sell our products intended for human consumption; and
●	We have successfully registered eight psychoactive distinct cannabis strains and have received the certifications required by Columbia’s National Registrar as of December 2020; and
●	We will proceed to get quota approvals for 2022.

Our first cultivation site is located in Popayan, Colombia and our extraction facility will be located in the outskirts of Bogota, Colombia, in the town of Funza. Our cultivation facility encompasses approximately 30 acres and includes a covered greenhouse built specifically to cultivate high-grade cannabis and hemp. In addition, we have entered into agreements with local farming co-operatives that include small farmers and indigenous tribe members, under which they will cultivate cannabis on up to approximately 140 acres of land using our seeds and propagation techniques, and sell their harvested products to us on an exclusive basis.

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

We currently have 120,000 square feet of covered greenhouse capacity, which we intend to increase to 160,000 square feet. We are building out our extraction and production facility and expect it to be operational before the end of 2022. During the first quarter of 2022, we made payments of approximately $1,400,000 for a state of the art distillation machine that we expect to be placed in service within our vertically integrated extraction facility during the second quarter of 2022. Once the equipment is placed in service, we will be one of the only companies in Colombia to both hold licenses and possess the capability to extract high-quality CBD and THC oils. In addition, we have a contractual relationship with a local co-operative under which they agree to assist us in cultivation at our facility.

We have received full registrations from the Instituto Colombiano Agropecuario (the “ICA”) for the full registration of 3 non-psychoactive high CBD strains and 13 proprietary high THC cannabis strains. Only registered strains may be sold under Colombian law. We are now able to start the quota process, which is required in order to commercialize THC products. We believe we will receive a supplementary quota during 2022 that will allow us to sell THC products before year end 2022.

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

We are currently in the process of cultivating medicinal cannabis at our facility in Popayan, Colombia for a variety of medical conditions. We have registered 25 varieties or strains of cannabis with the Colombian Ministry of Health. See “Strains of Cannabis” below. The development of these strains enables us to select mother plants and identify the concentrations of cannabinoids required for the products which we intend to distribute. The cannabis will be produced in accordance with GMP Standards. We are committed to developing final products consistent with medicinal cannabis industry standards and pharmaceutical procedures. Our products will include a variety of cannabinoids and terpenes designed to address specific medical conditions. The composition of the strains will include a wide range of THC and CBD ratios.

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

On December 3, 2018, by means of resolution 1256 of 2018, Colombia´s Ministry of Justice granted OWP Colombia a supplementary Quota for growing psychoactive mother plants; six for each of 13 varieties, for a total of 78 “mother” plants. However, before we commence the commercial sale of our psychoactive products (greater than 1% THC content), we will need to obtain Quotas from the Ministry of Health. This will require us to conduct successful agricultural characterization tests approved by and registered with the ICA/Ministry of Agriculture and Rural Development, and stabilized extracts characterization tests approved by INVIMA/Ministry of Health, of product samples grown by us under Quotas obtained from the Ministry of Justice. We have already requested from the Ministry of Health and Justice our annual Quotas for the export sale of psychoactive ingredients in 2022, and are awaiting the issuance of such Quotas in order to start our production process.

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

Employees

As of April 5, 2022, we had 31 full-time employees. Since inception, we have never had a work stoppage, other than due to the Covid-19 quarantine from March 2020 through May 25, 2020, and our employees are not represented by labor unions. We consider our relationship with our employees to be positive.

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

Risks Relating to our Business

Limited Operating History

We are an early stage company that has generated minimal revenues and, we have a limited operating history upon which our business and future prospects may be evaluated. To date, we have suffered recurring losses from operations and have an accumulated deficit of approximately $19,916,888 as of December 31, 2021. We are subject to all of the business risks and uncertainties associated with any new business enterprise, including the risk that we will not achieve our operating goals. In order for us to meet future operating requirements, we will need to successfully grow, harvest and sell our cannabis products. Until such time as we are able to fund our business from operations, we will be required to raise funds through various sources, including the sale of equity and debt securities, Failure to generate cash from operations and to reach profitability may adversely affect our success.

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

The recent outbreak of the COVID-19 coronavirus has spread across the globe and is impacting worldwide economic activity. A pandemic, including COVID-19 or other public health epidemic, poses the risk that we or our employees, customers, and other commercial partners may be prevented from conducting business activities for an indefinite period of time, including due to the spread of the disease or shutdowns requested or mandated by governmental authorities. While it is not possible at this time to estimate the full impact that COVID-19 will have on our business, during our fiscal years ended December 31, 2021 and December 31, 2020, the Company’s cultivation operations in Colombia significantly declined due to the Colombian quarantine restrictions resulting from COVID-19. COVID-19 has also had an adverse impact on global economic conditions, which could impair our ability to raise capital when needed.

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

Control of Common Stock will Influence Decision Making

Our officers, directors and principal stockholders are able to exert significant influence over us and may make decisions that are not in the best interests of all stockholders. Our officers, directors and principal stockholders (greater than 5% stockholders) collectively own approximately 52.2% of our fully-diluted common stock. As a result of such ownership, these stockholders are able to affect the outcome of, or exert significant influence over, all matters requiring stockholder approval, including the election and removal of directors and any change in control. In particular, this concentration of ownership of our common stock could have the effect of delaying or preventing a change of control of our company or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of our company. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our stockholders from realizing a premium over the market prices for their shares of our common stock.

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

ITEM 1B. Unresolved Staff Comments

Not Applicable.

ITEM 2. Properties

Our principal executive offices are located at 3471 West Oquendo Rd., Suite 301, Las Vegas, Nevada 89118, Telephone No.: (800) 605-3210. Our leased premises are 3,210 square feet and are utilized for corporate business offices. Our Nevada premises are subject to a lease agreement expiring October 31, 2022. In addition, OWP Colombia leases an office and a home in Bogota under leases expiring in less than a year. On January 1, 2022, OWP Colombia commenced a ten-year warehouse lease. The leased premise is 38,750 square feet and will be used for our extraction facility. Our anticipated future lease commitments on a calendar year basis in US dollars, excluding common area maintenance fees, under non-cancelable operating leases are as follows:

Minimum
Year Ending	Lease
December 31,	Commitments
2022	$231,157
2023	188,988
2024	194,664
2025	200,496
2026	206,508
Thereafter	1,129,308
Total future minimum lease liabilities	$2,151,121

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

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is a limited public market for our common stock. Shares of our common stock trade on the over-the-counter market and are quoted on the OTCQB tier of the OTC Markets under the symbol “OWPC”. As of April 1, 2022, the closing price of our common stock was $0.09.

The following table sets forth, for the fiscal quarters indicated, the high and low bid information for our common stock, as reported on the OTC Markets. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low
Fiscal Year Ended December 31, 2021
First Quarter	$1.00	$0.10
Second Quarter	$0.32	$0.27
Third Quarter	$0.30	$0.10
Fourth Quarter	$0.14	$0.07

Fiscal Year Ended December 31, 2020
First Quarter	$4.65	$0.13
Second Quarter	$0.87	$0.18
Third Quarter	$0.54	$0.11
Fourth Quarter	$0.16	$0.06

As of April 1, 2022, there were approximately 112 shareholders of record of our common stock. Such number does not include any shareholders holding shares in nominee or “street name”. As of April 1, 2022, there were 65,861,631 shares of common stock outstanding on record.

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

Equity Compensation Plan Information

This following table provides information about shares our common stock that may be issued under our options outstanding at December 31, 2021. Other than individual options outstanding reflected in the table below, we did not have any shares authorized for issuance under equity plans at December 31, 2021.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,742,000	$0.17	5,258,000
Equity compensation plans not approved by security holders(1)	17,011,650	0.25	N/A
Total	21,753,650	$0.23	5,258,000

(1) Represents 500,000 options to purchase shares of common stock of OWP Ventures issued prior to the Merger that automatically converted into options to purchase shares of our common stock at $0.50 per share, 5,500,000 options exercisable at $0.13 per share issued outside our option plan to our CEO, Isiah Thomas, III, and a total of 9,011,650 and 2,000,000 warrants to purchase common stock at $0.25 and $0.50 per share, respectively.

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

Recent Sales of Unregistered Securities

Common Stock Issued for Services

On December 31, 2021, the Company issued 673,582 shares of common stock, restricted in accordance with Rule 144, to the Company’s then Chief Financial Officer, Vahé Gabriel, for services provided.

Commitment Shares

On October 26, 2021, the Company paid a commitment fee to AJB Capital in the form of 1,250,000 shares of common stock, restricted in accordance with Rule 144, in connection with the issuance of the Second AJB Note (defined below).

Common Stock Issued Pursuant to the Conversion of Series A Convertible Preferred Stock

On November 15, 2021, the Company issued 3,000,000 shares of common stock, restricted in accordance with Rule 144, pursuant to the conversion of 30,000 shares of series A convertible preferred stock.

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

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company for the fiscal years ended December 31, 2021 and 2020. The discussion and analysis that follows should be read together with the section entitled “Forward Looking Statements” and our financial statements and the notes to the financial statements included elsewhere in this annual report on Form 10-K.

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

OWP Ventures, Inc. is a holding company formed in Delaware on March 27, 2018 to enter and support the cannabis industry, and on May 30, 2018, it acquired One World Pharma S.A.S. One World Pharma S.A.S, is a licensed cannabis cultivation, production and distribution (export) company located in Popayán, Colombia (nearest major city is Cali). We plan to be a producer of raw cannabis and hemp plant ingredients for both medical and industrial uses across the globe. We have received licenses to cultivate, produce and distribute the raw ingredients of the cannabis and hemp plant for medicinal, scientific and industrial purposes. Specifically, we are one of the only companies in Colombia to receive seed, cultivation, extraction and export licenses from the Colombian government. Currently, we own approximately 30 acres and have a covered greenhouse built specifically to cultivate high-grade cannabis and hemp. In addition, we have entered into agreements with local farming co-operatives that include small farmers and indigenous tribe members, under which they will cultivate cannabis on up to approximately 140 acres of land using our seeds and propagation techniques, and sell their harvested products to us on an exclusive basis. We planted our first crop of cannabis in 2018, which we began harvesting in the first quarter of 2019 for the purpose of further research and development activities and quality control testing of the cannabis we have produced. We have been generating revenue from the sale of our seeds since the second quarter of 2020. From August 2021 through March 2022, we made payments of approximately $1,400,000 for the purchase of a state of the art distillation machine that we expect to be placed in service within our vertically integrated extraction facility during the second quarter of 2022. Once the equipment is placed in service, we will be one of the only companies in Colombia to both hold licenses and possess the capability to extract high-quality CBD and THC oils.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the following entities, all of which were under common control and ownership at December 31, 2021:

State of
Name of Entity	Incorporation	Relationship
One World Products, Inc.(1)	Nevada	Parent
OWP Ventures, Inc.(2)	Delaware	Subsidiary
One World Pharma S.A.S.(3)	Colombia	Subsidiary
Colombian Hope, S.A.S.(4)	Colombia	Subsidiary
Agrobase, S.A.S.(5)	Colombia	Subsidiary

(1)	Holding company in the form of a corporation.
(2)	Holding company in the form of a corporation and wholly-owned subsidiary of One World Products, Inc.
(3)	Wholly-owned subsidiary of OWP Ventures, Inc. since May 30, 2018, located in Colombia and legally constituted as a simplified stock company registered in the Chamber of Commerce of Bogotá on July 18, 2017. Its headquarters are located in Bogotá.
(4)	Wholly-owned subsidiary of OWP Ventures, Inc., acquired on November 19, 2019, located in Colombia and legally constituted as a simplified stock company. This company has yet to incur any substantive income or expenses.
(5)	Wholly-owned subsidiary of OWP Ventures, Inc., formed on September 12, 2019, located in Colombia and legally constituted as a simplified stock company. This company has yet to incur any substantive income or expenses.

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

Cash in Excess of FDIC Insured Limits

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000, under current regulations. The Company did not have any cash in excess of FDIC insured limits at December 31, 2021, and has not experienced any losses in such accounts.

Inventory

Inventories are stated at the lower of cost or net realizable value. Cost is determined on a standard cost basis that approximates the first-in, first-out (FIFO) method. Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value. Our cannabis products consist of cannabis flower grown in-house, along with produced extracts.

Fixed Assets

Fixed assets are stated at the lower of cost or estimated net recoverable amount. The cost of property, plant and equipment is depreciated using the straight-line method based on the lesser of the estimated useful lives of the assets or the lease term based on the following life expectancy:

Buildings	15 years
Office equipment	5 years
Furniture and fixtures	7 years
Equipment and machinery	7 years
Leasehold improvements	Term of lease

Repairs and maintenance expenditures are charged to operations as incurred. Major improvements and replacements, which have extended the useful life of an asset, are capitalized and depreciated over the remaining estimated useful life of the asset. When assets are retired or sold, the cost and related accumulated depreciation and amortization are eliminated and any resulting gain or loss is reflected in operations.

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

There was no impact on the Company’s financial statements from ASC 606 for the years ended December 31, 2021 or 2020.

Advertising Costs

The Company expenses the cost of advertising and promotions as incurred. Advertising and promotions expense was $137,915 and $143,341 for the years ended December 31, 2021 and 2020, respectively.

Basic and Diluted Loss Per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended December 31, 2021 and 2020, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Stock-Based Compensation

The Company accounts for equity instruments issued in accordance with the provisions of ASC 718 Stock Compensation (ASC 718). All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty’s performance is complete or the date at which a commitment for performance by the counterparty to earn the equity instruments is reached because of sufficiently large disincentives for nonperformance.

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

Results of Operations for the Years ended December 31, 2021 and 2020

The following table summarizes selected items from the statement of operations for the years ended December 31, 2021 and 2020.

	For the Years Ended
	December 31,		Increase /
	2021	2020	(Decrease)

Revenues	$38,264	$59,568	$(21,304)
Cost of goods sold	19,744	104,729	(84,985)
Gross profit	18,520	(45,161)	63,681

Operating expenses:
General and administrative	2,924,284	3,960,791	(1,666,507)
Professional fees	915,217	3,878,006	(2,962,789)
Depreciation expense	40,321	33,610	6,711
Total operating expenses:	3,249,822	7,872,407	(4,622,585)

Operating loss	(3,231,302)	(7,917,568)	(4,686,266)

Total other expense	(553,260)	(47,592)	505,668

Net loss	$(3,784,562)	$(7,965,160)	$(4,180,598)

Revenues

Revenues for the year ended December 31, 2021 were $38,264, compared to $59,568 during the year ended December 31, 2020, a decrease of $21,304, or 36%.

Cost of Goods Sold

Cost of goods sold for the year ended December 31, 2021 were $19,744, compared to $104,729 during the year ended December 31, 2020, a decrease of $84,985, or 81%. Cost of goods sold consists primarily of labor, depreciation and maintenance on cultivation and production equipment, and supplies consumed in our operations. Our gross margins were approximately 48% for the year ended December 31, 2021, compared to negative 76% during the year ended December 31, 2020. Our prior year cost of goods sold were greater than the current year due to the learning curve associated with commencing operations.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2021 were $2,294,284, compared to $3,960,791 for the year ended December 31, 2020, a decrease of $1,666,507, or 42%. General and administrative expenses decreased primarily due to decreased stock-based compensation. The expenses for the current period consisted primarily of compensation expenses, office rent, and travel costs, including $638,036 of stock-based compensation, of which $55,234, consisting of 673,582 shares, were issued as compensation payment in lieu of cash to our former CFO, and $582,802 of expense related to stock options that were issued to our officers. The expenses for the prior period included $2,581,933 of stock-based compensation, of which $1,100,000, consisting of 2,000,000 shares, were issued as severance pay to our former CEO, and $275,000, consisting of 500,000 shares of common stock, along with $1,206,933 of expense related to stock options that were voluntarily surrendered and cancelled at year-end was incurred in connection with the employment of Isiah Thomas as our new Chief Executive Officer in June 2020.

Professional Fees

Professional fees for the year ended December 31, 2021 were $915,217, compared to $3,878,006 during the year ended 2020, a decrease of $2,962,789, or 76%. Professional fees included non-cash stock-based compensation of $496,553 during the year ended December 31, 2021, compared to $3,167,252 during the year ended December 31, 2020, a decrease of $2,670,699, or 84%. Professional fees decreased primarily due to decreased stock-based compensation during the current period.

Depreciation Expense

We had $40,321 of depreciation expense for the year ended December 31, 2021, compared to $33,610 of depreciation expense for the year ended December 31, 2020, an increase of $6,711, or 20%. Depreciation expense increased during the current period as additional assets have been placed in service.

Other Income (Expense)

Other expenses, on a net basis, for the year ended December 31, 2021 were $553,260, compared to other expenses, on a net basis, of $47,592 for the year ended December 31, 2020. Other expense during the year ended December 31, 2021 consisted of a loss on disposal of fixed assets of $71,487 and $511,131 of interest expense, as partially offset by $27,000 of sublease income and $2,358 of interest income. Other expenses consisted of $47,592 of interest expense for the year ended December 31, 2020.

Net Loss

Net loss for the year ended December 31, 2021 was $3,784,562, or $0.06 per share, compared to $7,965,160, or $0.16 per share, during the year ended December 31, 2020, a decrease of $4,180,598, or 52%. The net loss for the year ended December 31, 2021 included non-cash expenses consisting of $40,321 of depreciation, a $71,487 loss on disposal of fixed assets, $1,134,589 of stock-based compensation, and $511,131 of interest expense, including $456,656 on the amortization of debt discounts, for the year ended December 31, 2021. The net loss for the year ended December 31, 2020 included non-cash expenses consisting of $33,610 of depreciation, $5,749,185 of stock-based compensation, and $47,592 of interest for the year ended December 31, 2020.

Liquidity and Capital Resources

As of December 31, 2021, the Company had current assets of $644,183, consisting of cash of $119,678, accounts receivable of $19,880, inventory of $198,595 and other current assets of $306,030. The Company’s current liabilities as of December 31, 2021 were $1,523,593, consisting of $480,146 of accounts payable, $457,762 of accrued expenses, $30,164 of deferred revenue, $98,920 of dividends payable, and $456,601 of debts.

The following table summarizes our total current assets, liabilities and working capital at December 31, 2021 and 2020.

	December 31,
	2021	2020
Current Assets	$644,183	$420,619

Current Liabilities	$1,523,593	$1,702,437

Working Capital	$(879,410)	$(1,281,818)

The following table summarizes our cash flows during the years ended December 31, 2021 and 2020, respectively.

	For the Year Ended
	December 31,
	2021	2020
Net cash used in operating activities	$(3,728,702)	$(1,429,112)
Net cash used in investing activities	(388,001)	(62,567)
Net cash provided by financing activities	4,218,938	1,274,841
Effect of exchange rate changes on cash	(11,477)	(36,622)

Net change in cash	$90,758	$(253,460)

The increase in funds used in operating activities for the year ended December 31, 2021, compared to the year ended December 31, 2020, was primarily due to increased operations in the current year as we rebounded from the global effects of the Covid-19 pandemic.

The increase in funds used in investing activities for the year ended December 31, 2021, compared to the year ended December 31, 2020, was due primarily to increased purchases of fixed assets in the year ended December 31, 2021.

The increase in funds provided by financing activities for the year ended December 31, 2021, compared to the year ended December 31, 2020, was due primarily to increased proceeds from the sale of our securities and debt financing received during the year ended December 31, 2021.

Satisfaction of our Cash Obligations for the Next 12 Months

As of December 31, 2021, we had $119,678 of cash on hand and negative working capital of $879,410. We do not currently have sufficient funds to fund our operations at their current levels for the next twelve months. As we implement our cannabis cultivation business and attempt to expand operational activities, we expect to continue to experience net negative cash flows from operations in amounts not now determinable, and will be required to obtain additional financing to fund operations. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to achieve sustainable revenues and profitable operations. Since inception, we have raised funds primarily through the sale of equity securities. We will need, and are currently seeking, additional funds to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations or cause substantial dilution for our stockholders. If we are unable to obtain additional funds, our ability to carry out and implement our planned business objectives and strategies will be significantly delayed, limited or may not occur. We cannot guarantee that we will become profitable. Even if we achieve profitability, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability and our failure to do so would adversely affect our business, including our ability to raise additional funds.

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

ITEM 8. Financial Statements and Supplementary Data

ONE WORLD PRODUCTS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of One World Products, Inc. and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of One World Products, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, consolidated stockholders’ equity (deficit) and consolidated cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Convertible Preferred Stock

As discussed in Note 15, the Company has complex financial instruments due to the issued and outstanding preferred stock, resulting in the classification of the financial instruments outside of permanent equity due to the terms of the instruments. Given the factors, the related audit effort in evaluating management’s judgments in determining the appropriate classification was extensive and required a high degree of auditor judgment.

We tested the Company’s classification of the financial instruments by examining and evaluating the agreements along with management’s evaluation of the key terms and management’s disclosure of the transactions.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2018.

Houston, TX

April 14, 2022

ONE WORLD PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2021	2020
Assets

Current assets:
Cash	$119,678	$28,920
Accounts receivable	19,880	5,636
Inventory	198,595	267,152
Other current assets	306,030	118,911
Total current assets	644,183	420,619

Right-of-use assets	-	195,029
Security deposits	1,255,988	65,114
Fixed assets, net	1,003,013	726,820

Total Assets	$2,903,184	$1,407,582

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$480,146	$734,554
Accrued expenses	457,762	550,535
Deferred revenues	30,164	-
Dividends payable	98,920	37,236
Current portion of lease liabilities	-	45,271
Convertible notes payable, net of $412,673 of debt discounts at December 31, 2021	337,327	-
Notes payable	119,274	334,841
Total current liabilities	1,523,593	1,702,437

Long-term lease liability	-	156,254
Notes payable, related party, long-term portion	200,000	-

Total Liabilities	1,723,593	1,858,691

Series A convertible preferred stock, $0.001 par value, 500,000 shares authorized; 65,233 and 150,233 shares issued and outstanding at December 31, 2021 and 2020, respectively	652,330	1,502,330
Series B convertible preferred stock, $0.001 par value, 300,000 shares authorized; 238,501 and -0- shares issued and outstanding at December 31, 2021 and 2020, respectively	3,577,515	-

Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value, 9,500,000 shares authorized; no shares issued and outstanding at December 31, 2021 and 2020, respectively	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized; 65,599,565 and 53,085,305 shares issued and outstanding at December 31, 2021 and 2020, respectively	65,600	53,085
Additional paid-in capital	16,843,656	14,103,672
Subscriptions payable, consisting of 262,066 and 750,000 shares at December 31, 2021 and 2020, respectively	21,725	75,000
Accumulated other comprehensive loss	(64,347)	(52,870)
Accumulated (deficit)	(19,916,888)	(16,132,326)
Total Stockholders’ Equity (Deficit)	(3,050,254)	(1,953,439)

Total Liabilities and Stockholders’ Equity (Deficit)	$2,903,184	$1,407,582

The accompanying notes are an integral part of these consolidated financial statements.

ONE WORLD PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Year Ended
	December 31,
	2021	2020

Revenues	$38,264	$59,568
Cost of goods sold	19,744	104,729
Gross profit (loss)	18,520	(45,161)

Operating expenses:
General and administrative	2,294,284	3,960,791
Professional fees	915,217	3,878,006
Depreciation expense	40,321	33,610
Total operating expenses	3,249,822	7,872,407

Operating loss	(3,231,302)	(7,917,568)

Other income (expense):
Sublease income	27,000	-
Loss on disposal of fixed assets	(71,487)	-
Interest income	2,358	-
Interest expense	(511,131)	(47,592)
Total other expense	(553,260)	(47,592)

Net loss	$(3,784,562)	$(7,965,160)

Other comprehensive loss:
Loss on foreign currency translation	$(11,477)	$(36,622)

Net other comprehensive loss	$(3,796,039)	$(8,001,782)
Series A convertible preferred stock declared ($0.60 per share)	(61,684)	(37,236)
Deemed dividend on common stock warrants, series A preferred stock	-	(1,502,330)
Net loss attributable to common shareholders	$(3,857,723)	$(9,541,348)

Weighted average number of common shares outstanding - basic and fully diluted	60,600,548	48,829,160

Net loss per share - basic and fully diluted	$(0.06)	$(0.20)

Dividends declared per share of common stock	$0.00	$0.00

The accompanying notes are an integral part of these consolidated financial statements.

ONE WORLD PRODUCTS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Series A		Series B						Accumulated		Total
	Convertible		Convertible				Additional		Other		Stockholders’
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Subscriptions	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Income (Loss)	Deficit	(Deficit)

Balance, December 31, 2019	-	$-	-	$-	44,804,305	$44,804	$8,150,004	$250,000	$(16,248)	$(8,167,166)	$261,394

Preferred stock units sold for cash	150,233	1,502,330	-	-	-	-	-	-	-	-	-

Common stock sold for cash	-	-	-	-	500,000	500	249,500	(175,000)	-	-	75,000

Common stock issued for services	-	-	-	-	7,781,000	7,781	3,570,719	-	-	-	3,578,500

Amortization of common stock options issued for services	-	-	-	-	-	-	2,170,685	-	-	-	2,170,685

Series A convertible preferred stock declared ($0.60 per share)	-	-	-	-	-	-	(37,236)	-	-	-	(37,236)

Loss on foreign currency translation	-	-	-	-	-	-	-	-	(36,622)	-	(36,622)

Net loss	-	-	-	-	-	-	-	-	-	(7,965,160)	(7,965,160)

Balance, December 31, 2020	150,233	$1,502,330	-	$-	53,085,305	$53,085	$14,103,672	$75,000	$(52,870)	$(16,132,326)	$(1,953,439)

Series B convertible preferred stock sold for cash to our CEO	-	-	203,334	3,050,010	-	-	-	-	-	-	-

Series B convertible preferred stock sold for cash	-	-	35,167	527,505	-	-	(10)	-	-	-	(10)

Common stock sold for cash	-	-	-	-	750,000	750	74,250	(75,000)	-	-	-

Conversion of series A convertible preferred stock	(85,000)	(850,000)	-	-	8,500,000	8,500	841,500	-	-	-	850,000

Common stock issued for services	-	-	-	-	954,260	955	111,075	21,725	-	-	133,755

Commitment shares issued pursuant to promissory note	-	-	-	-	2,250,000	2,250	416,062	-	-	-	418,312

Exercise of cashless options	-	-	-	-	60,000	60	(60)	-	-	-	-

Warrants issued as a debt discount	-	-	-	-	-	-	358,017	-	-	-	358,017

Amortization of common stock options issued for services	-	-	-	-	-	-	1,000,834	-	-	-	1,000,834

Series A convertible preferred stock dividend declared ($0.60 per share)	-	-	-	-	-	-	(61,684)	-	-	-	(61,684)

Loss on foreign currency translation	-	-	-	-	-	-	-	-	(11,477)	-	(11,477)

Net loss	-	-	-	-	-	-	-	-	-	(3,784,562)	(3,784,562)

Balance, December 31, 2021	65,233	$652,330	238,501	$3,577,515	65,599,565	$65,600	$16,843,656	$21,725	$(64,347)	$(19,916,888)	$(3,050,254)

The accompanying notes are an integral part of these consolidated financial statements.

ONE WORLD PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2021	2020
Cash flows from operating activities
Net loss	$(3,784,562)	$(7,965,160)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debts expense	2,062	-
Depreciation and amortization expense	40,321	33,610
Loss on disposal of fixed assets	71,487	-
Amortization of debt discounts	456,656	-
Stock-based compensation	133,755	3,578,500
Amortization of options issued for services	1,000,834	2,170,685
Decrease (increase) in assets:
Accounts receivable	(16,306)	(5,636)
Inventory	68,557	(242,470)
Other current assets	(187,119)	148,195
Right-of-use assets	195,029	307,677
Security deposits	(1,190,874)	7,413
Increase (decrease) in liabilities:
Accounts payable	(254,408)	404,031
Accrued expenses	(92,773)	440,870
Deferred revenues	30,164	-
Lease liability	(201,525)	(306,827)
Net cash used in operating activities	(3,728,702)	(1,429,112)

Cash flows from investing activities
Proceeds received on disposal of fixed assets	5,125	-
Purchase of fixed assets	(393,126)	(62,567)
Net cash used in investing activities	(388,001)	(62,567)

Cash flows from financing activities
Repayment of convertible note payable	-	(507,332)
Proceeds from notes payable	1,147,000	476,841
Repayment of notes payable	(505,567)	(272,000)
Proceeds from sale of preferred and common stock	3,577,505	1,577,332
Net cash provided by financing activities	4,218,938	1,274,841

Effect of exchange rate changes on cash	(11,477)	(36,622)

Net increase (decrease) in cash	90,758	(253,460)
Cash - beginning	28,920	282,380
Cash - ending	$119,678	$28,920

Supplemental disclosures:
Interest paid	$48,252	$22,002
Income taxes paid	$-	$-

Non-cash investing and financing transactions:
Cost of preferred shares exchanged for conversion to common stock	$850,000	$-
Value of commitment shares issued as a debt discount	$418,312	$-
Value of warrants issued as a debt discount	$358,017	$-
Dividends payable	$61,684	$37,236
Par value of cashless exercise of common stock options	$60	$-

The accompanying notes are an integral part of these consolidated financial statements.

ONE WORLD PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of Business and Significant Accounting Policies

Nature of Business

One World Products, Inc. (the “Company,” “we,” “our” or “us”) was incorporated in Nevada on September 2, 2014. On February 21, 2019, One World Pharma, Inc. (“One World Pharma”) entered into an Agreement and Plan of Merger with OWP Merger Subsidiary, Inc., our wholly-owned subsidiary, and OWP Ventures, Inc. (“OWP Ventures”), which is the parent company of One World Pharma SAS, a Colombian company (“OWP Colombia”). Pursuant to the Merger Agreement, we acquired OWP Ventures (and indirectly, OWP Colombia) by the merger of OWP Merger Subsidiary with and into OWP Ventures, with OWP Ventures being the surviving entity as our wholly-owned subsidiary (the “Merger”). As a result of the Merger (a) holders of the outstanding capital stock of OWP Ventures received an aggregate of 39,475,398 shares of our common stock; (b) options to purchase 825,000 shares of common stock of OWP Ventures at an exercise price of $0.50 automatically converted into options to purchase 825,000 shares of our common stock at an exercise price of $0.50; (c) the outstanding principal and interest under a $300,000 convertible note issued by OWP Ventures became convertible, at the option of the holder, into shares of our common stock at a conversion price equal to the lesser of $0.424 per share or 80% of the price we sell our common stock in a future “Qualified Offering”; (d) 875,000 shares of our common stock owned by OWP Ventures prior to the Merger were cancelled; and (e) OWP Ventures’ chief operating officer became our chief operating officer and two of OWP Ventures’ directors became members of our board of directors. The Company’s headquarters are located in Las Vegas, Nevada, and all of its customers are expected to be outside of the United States. On January 10, 2019, the Company changed its name from Punto Group, Corp. to One World Pharma, Inc., and on November 23, 2021, the Company changed its name to One World Products, Inc. through the merger of One World Products, Inc., a recently formed Nevada corporation wholly-owned by the Company, with and into the Company (the “Name Change Merger”) pursuant to the applicable provisions of the Nevada Revised Statutes (“NRS”). As permitted by the NRS, the articles of merger filed with the Secretary of State of the state of Nevada to effect the Name Change Merger amended Article I of the Company’s Articles of Incorporation to change the Company’s name to “One World Products, Inc.” The Name Change Merger was effected solely to effect the change of the Company’s name, and had no effect on the Company’s officers, directors, operations, assets or liabilities.

OWP Ventures is a holding company formed in Delaware on March 27, 2018 to enter and support the cannabis industry, and on May 30, 2018, it acquired OWP Colombia. OWP Colombia is a licensed cannabis cultivation, production and distribution (export) company located in Popayán, Colombia (nearest major city is Cali). We plan to be a producer of raw cannabis and hemp plant ingredients for both medical and industrial uses across the globe. We have received licenses to cultivate, produce and distribute the raw ingredients of the cannabis and hemp plant for medicinal, scientific and industrial purposes. Specifically, we are one of the few companies in Colombia to receive all four licenses, including seed use, cultivation of non-psychoactive cannabis, cultivation of psychoactive cannabis, and manufacturing allowing for extraction and export. Currently, we own approximately 30 acres and have a covered greenhouse built specifically to cultivate high-grade cannabis and hemp. In addition, we have entered into agreements with local farming co-operatives that include small farmers and indigenous tribe members, under which they will cultivate cannabis on up to approximately 140 acres of land using our seeds and propagation techniques, and sell their harvested products to us on an exclusive basis. We began harvesting cannabis in the first quarter of 2019 for the purpose of further research and development activities, quality control testing and extraction. We have been generating revenue from the sale of our seeds since the second quarter of 2020. In August 2021, we paid total deposits of $1,155,000 of the approximate total cost of $1,400,000 for the construction of a vertically integrated extraction facility designed to process the cannabis flower. Upon completion of construction, we will be one of the only companies in Colombia to both hold licenses and possess the capability to extract high-quality CBD and THC oils.

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

ONE WORLD PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the following entities, all of which were under common control and ownership at December 31, 2021:

Name of Entity	State of Incorporation	Relationship
One World Products, Inc.(1)	Nevada	Parent
OWP Ventures, Inc.(2)	Delaware	Subsidiary
One World Pharma S.A.S.(3)	Colombia	Subsidiary
Colombian Hope, S.A.S.(4)	Colombia	Subsidiary
Agrobase, S.A.S.(5)	Colombia	Subsidiary

(1)	Holding company in the form of a corporation.
(2)	Holding company in the form of a corporation and wholly-owned subsidiary of One World Products, Inc.
(3)	Wholly-owned subsidiary of OWP Ventures, Inc. since May 30, 2018, located in Colombia and legally constituted as a simplified stock company registered in the Chamber of Commerce of Bogotá on July 18, 2017. Its headquarters are located in Bogotá.
(4)	Wholly-owned subsidiary of OWP Ventures, Inc., acquired on November 19, 2019, located in Colombia and legally constituted as a simplified stock company. This company has yet to incur any substantive income or expenses.
(5)	Wholly-owned subsidiary of OWP Ventures, Inc., formed on September 12, 2019, located in Colombia and legally constituted as a simplified stock company. This company has yet to incur any substantive income or expenses.

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

ONE WORLD PRODUCTS, INC.

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

Cash in Excess of FDIC Insured Limits

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000, under current regulations. The Company did not have any cash in excess of FDIC insured limits at December 31, 2021, and has not experienced any losses in such accounts.

Inventory

Inventories are stated at the lower of cost or net realizable value. Cost is determined on a standard cost basis that approximates the first-in, first-out (FIFO) method. Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value. Our cannabis products consist of cannabis flower grown in-house, along with produced extracts.

Fixed Assets

Fixed assets are stated at the lower of cost or estimated net recoverable amount. The cost of property, plant and equipment is depreciated using the straight-line method based on the lesser of the estimated useful lives of the assets or the lease term based on the following life expectancy:

Buildings	15 years
Office equipment	5 years
Furniture and fixtures	7 years
Equipment and machinery	7 years
Leasehold improvements	Term of lease

Repairs and maintenance expenditures are charged to operations as incurred. Major improvements and replacements, which have extended the useful life of an asset, are capitalized and depreciated over the remaining estimated useful life of the asset. When assets are retired or sold, the cost and related accumulated depreciation and amortization are eliminated and any resulting gain or loss is reflected in operations.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. The Company’s sales to date have primarily consisted of the sale of seeds. These sales include multi-element arrangements whereby the Company collects 50% of the sale upon delivery of the sales, and the remaining 50% upon the completion of the harvest, whether the seeds result in a successful crop, or not. In addition, the Company has a right of first refusal to purchase products resulting from the harvest. At December 31, 2021, the Company had $30,164 of deferred revenues and $19,470 of deferred cost of goods sold, as included in other current assets on the balance sheet, that are expected to be recognized upon the customers’ completion of their harvests in 2022.

Advertising Costs

The Company expenses the cost of advertising and promotions as incurred. Advertising and promotions expense was $137,915 and $143,341 for the years ended December 31, 2021 and 2020, respectively.

Basic and Diluted Loss Per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended December 31, 2021 and 2020, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Stock-Based Compensation

The Company accounts for equity instruments issued in accordance with the provisions of ASC 718 Stock Compensation (ASC 718). All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty’s performance is complete or the date at which a commitment for performance by the counterparty to earn the equity instruments is reached because of sufficiently large disincentives for nonperformance.

ONE WORLD PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt–Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging–Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU 2020-06), which simplifies the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments. This guidance also eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if converted method. The new guidance is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2021, with early adoption permitted. The adoption of ASU 2020-06 is not expected to have a material impact on the Company’s financial statements or related disclosures.

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

ONE WORLD PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company had $879,410 of negative working capital as of December 31, 2021, has incurred recurring losses from operations resulting in an accumulated deficit of $19,916,888 as of December 31, 2021, and its cash on hand may not be sufficient to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new customers to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. Management believes these factors will contribute toward achieving profitability. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Note 3 – Related Party Transactions

Advance from Vice Chairman of the Board

On December 29, 2021, the Company received an advance of $200,000 from one of our Directors, Dr. Kenneth Perego, II, M.D. pursuant to an unsecured promissory note due January 1, 2024 that carried an 8% interest rate.

Debt Repayments, Related Party

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

Advances and Repayment to former CEO

On various dates between May 3, 2018 and November 23, 2018, our then CEO advanced us short-term unsecured demand loans, bearing interest at 6% per annum, in an aggregate amount of $514,141, which was repaid on various dates from March of 2019 through May of 2019, including $200,000 of such principal paid by the issuance of 400,000 shares of common stock. On February 13, 2019, the remaining outstanding obligations under these advances were exchanged for an amended and restated promissory note in the principal amount of $307,141 that bore interest at 6% and was payable upon the earlier of (i) a public or private offering of our equity securities, resulting in gross proceeds of at least $5,000,000, or (ii) February 13, 2022. All indebtedness outstanding under this note, consisting of $307,141 of principal and $13,791 of interest, was repaid in full during the year ended December 31, 2020, with $200,000 of such principal paid by the issuance of 400,000 shares of common stock to the CEO.

Series A Preferred Stock Sales

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

ONE WORLD PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Series B Preferred Stock Sales

On February 7, 2021, the Company and ISIAH International, LLC (“ISIAH International”), entered into a Securities Purchase Agreement (the “Purchase Agreement”) under which ISIAH International agreed to purchase from the Company, on the dates provided for in the Purchase Agreement, an aggregate of 200,000 shares of the Company’s newly designated Series B Preferred Stock (“Series B Preferred Stock”), convertible into an aggregate of 20,000,000 shares of the Company’s common stock, for a purchase price of $15 per share of Preferred Stock, and an aggregate purchase price of $3 million. Each share of Series B Preferred Stock has a Stated Value of $15 and is convertible into common stock at a conversion price equal to $0.15. Isiah Thomas, the Company’s Chief Executive Officer, is the sole member and Chief Executive Officer of ISIAH International. Pursuant to the Purchase Agreement, ISIAH International purchased the 200,000 shares of Series B Preferred Stock from the Company according to the following schedule:

Date	Shares	Purchase Price
Initial Closing Date	16,666	$249,990
February 22, 2021	16,667	250,005
March 8, 2021	16,667	250,005
March 22, 2021	16,667	250,005
April 5, 2021	16,666	249,990
April 19, 2021	16,667	250,005
May 17, 2021	33,334	500,010
June 14, 2021	33,333	499,995
July 12, 2021	33,333	499,995
Total	200,000	$3,000,000

On various dates in May, 2021, the Company also received total proceeds of $50,010 from the sale of an aggregate of 3,334 shares of Series B Preferred Stock at a price of $15 per share to trusts whose beneficiaries are adult children of Isiah L. Thomas III. Mr. Thomas disclaims beneficial ownership of the shares held by these trusts.

Common Stock Issued for Services

On December 31, 2021, the Company issued 673,582 shares of common stock in lieu of cash compensation to its former Chief Financial Officer, Vahé Gabriel. The aggregate fair value of the shares was $55,234, based on the closing price of the Company’s common stock on the date of grant.

On December 31, 2020, the Company awarded 750,000 shares of common stock to the Company’s Chairman of the Board, Dr. Ken Perego, for services provided. The aggregate fair value of the common stock was $90,000 based on the closing price of the Company’s common stock on the date of grant.

On December 31, 2020, the Company awarded 750,000 shares of common stock to one of the Company’s Directors, Bruce Raben, for services provided. The aggregate fair value of the common stock was $90,000 based on the closing price of the Company’s common stock on the date of grant.

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

Common Stock Options Issued for Services

On May 28, 2021, the Company awarded options to purchase 1,000,000 shares of common stock under the Company’s 2019 Stock Incentive Plan (the “2019 Plan”) at an exercise price equal to $0.1782 per share, exercisable over a ten year period to the Company’s CFO and COO, Vahé Gabriel. The options vested immediately as to 500,000 shares, and vest as to the remaining 500,000 shares quarterly in 250,000 increments over the following two quarters. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 183% and a call option value of $0.1719, was $171,949. The options were expensed over the vesting period, resulting in $171,949 of stock-based compensation expense during the year ended December 31, 2021.

ONE WORLD PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On January 1, 2021, the Company awarded options to purchase 5,500,000 shares of common stock at an exercise price equal to $0.13 per share to Isiah L. Thomas III, the Company’s Chief Executive Officer and Vice Chairman. The options were issued outside of the 2019 Plan and are exercisable over a ten year period. The options vested immediately as to 2,750,000 shares, and vest as to the remaining 2,750,000 shares quarterly in 250,000 increments over the following eleven quarters. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 192% and a call option value of $0.1174, was $645,624. The options are being expensed over the vesting period, resulting in $410,853 of stock-based compensation expense during the year ended December 31, 2021. As of December 31, 2021, a total of $234,771 of unamortized expenses are expected to be expensed over the vesting period.

On January 1, 2021, the Company awarded options to purchase 350,000 shares of common stock under the 2019 Plan at an exercise price equal to $0.13 per share, exercisable over a ten year period to the Company’s Vice Chairman of the Board, Dr. Ken Perego. The options vest in equal quarterly installments over one year. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 192% and a call option value of $0.1170, was $40,943. The options were expensed over the vesting period, resulting in $40,943 of stock-based compensation expense during the year ended December 31, 2021.

On January 1, 2021, the Company awarded options to purchase 475,000 shares of common stock under the 2019 Plan at an exercise price equal to $0.13 per share, exercisable over a ten year period to Bruce Raben, the Company’s former Interim Chief Financial Officer and a Director of the Company. The options vest in equal quarterly installments over one year. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 192% and a call option value of $0.1170, was $55,565. The options were expensed over the vesting period, resulting in $55,565 of stock-based compensation expense during the year ended December 31, 2021.

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

On May 31, 2020, the Company awarded options to purchase 350,000 shares of the Company’s Common Stock at an exercise price equal to $0.56 per share to Bruce Raben, one of the Company’s Directors. The options vest as to 116,667 shares immediately, with the remaining 233,333 shares vesting quarterly over the following two years, beginning October 1, 2020. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 302% and a call option value of $0.5599, was $195,959. The options were being expensed over the vesting period, resulting in $102,056 of stock-based compensation expense during the year ended December 31, 2020. On December 31, 2020, the options were voluntarily surrendered and cancelled.

ONE WORLD PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balances sheet as of December 31, 2021 and 2020:

	Fair Value Measurements at December 31, 2021
	Level 1	Level 2	Level 3
Assets
Cash	$119,678	$-	$-
Total assets	119,678	-	-
Liabilities
Convertible notes payable, net of $412,673 of debt discounts	-	337,327	-
Convertible notes payable	-	319,274	-
Total liabilities	-	(656,601)	-
	$119,678	$(656,601)	$-

	Fair Value Measurements at December 31, 2020
	Level 1	Level 2	Level 3
Assets
Cash	$28,920	$-	$-
Right-of-use-asset	-	-	195,029
Total assets	28,920	-	195,029
Liabilities
Lease liabilities	-	-	201,525
Notes payable	-	334,841	-
Total liabilities	-	(334,841)	(201,525)
	$28,920	$(334,841)	$(6,496)

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the years ended December 31, 2021 or 2020.

ONE WORLD PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Major Customers and Accounts Receivable

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

For the year ended December 31, 2021, four customers accounted for 60% of revenue.

At December 31, 2021, one customer accounted for 75% of accounts receivable.

Note 6 – Inventory

Inventories are stated at the lower of cost or net realizable value. Cost is determined on a standard cost basis that approximates the first-in, first-out (FIFO) method. Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value. Our cannabis products consist of cannabis flower grown in-house, along with produced extracts. Inventory consisted of the following at December 31, 2021 and 2020, respectively.

	December 31,	December 31,
	2021	2020
Raw materials	$31,233	$27,514
Work in progress	81,182	181,272
Finished goods	108,246	104,673
	220,661	313,459
Less obsolescence	(22,066)	(46,307)
Total inventory	$198,595	$267,152

Note 7 – Other Current Assets

Other current assets included the following as of December 31, 2021 and 2020, respectively:

	December 31,	December 31,
	2021	2020
VAT tax receivable	$147,194	$99,199
Prepaid expenses	29,366	19,226
Deferred cost of goods sold	19,470	-
Other receivables	110,000	486
Total	$306,030	$118,911

Note 8 – Security Deposits

Security deposits included the following as of December 31, 2021 and 2020, respectively:

	December 31,	December 31,
	2021	2020
Utility deposits	$1,090	$660
Refundable deposit on equipment purchase	50,000	50,000
Down payment on distillation equipment	1,155,000	-
Security deposits on leases held in Colombia	35,869	9,960
Security deposit on office lease	14,029	4,494
	$1,255,988	$65,114

ONE WORLD PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Fixed Assets

Fixed assets consist of the following at December 31, 2021 and 2020, respectively:

	December 31,	December 31,
	2021	2020
Land	$138,248	$138,248
Buildings	473,971	41,665
Office equipment	56,502	44,027
Furniture and fixtures	34,409	27,914
Equipment and machinery	383,829	185,169
Construction in progress	-	345,036
	1,086,959	782,059
Less: accumulated depreciation	(83,946)	(55,239)
Total	$1,003,013	$726,820

Construction in progress consisted of equipment and capital improvements on the Popayán farm that were not placed in service until the year ended December 31, 2021.

On November 30, 2021, the Company disposed of a building that was damaged in a storm at the Popayán farm. No proceeds were received on the disposal, resulting in a loss on disposal of fixed assets of $53,925, which represented the net book value at the time of disposal.

On July 27, 2021, the Company sold a truck previously used at the Popayán farm. The Company received proceeds of $5,125 on the sale, resulting in a loss on disposal of fixed assets of $2,064, which represented the net book value at the time of disposal.

On July 1, 2021, the Company disposed of equipment used at the Popayán farm that is no longer in service. No proceeds were received on the disposals, resulting in a loss on disposal of fixed assets of $15,498, which represented the net book value at the time of disposal.

Depreciation and amortization expense totaled $40,321 and $33,610 for the years ended December 31, 2021 and 2020, respectively.

Note 10 – Accrued Expenses

Accrued expenses consisted of the following at December 31, 2021 and 2020, respectively:

	December 31,	December 31,
	2021	2020
Accrued payroll	$261,044	$266,230
Accrued withholding taxes and employee benefits	9,162	18,889
Accrued ICA fees and contributions	129,856	200,335
Accrued interest	57,700	65,081
	$457,762	$550,535

Note 11 – Deferred Revenues

Arrangements with customers include multiple deliverables, consisting of an initial delivery of seeds and a contingent portion of the sale that is dependent on the customers future harvest of the seeds. Deferred revenues associated with these multiple-element arrangements were $30,164 at December 31, 2021. Related deferred cost of goods sold were $19,470, resulting in deferred gross margins of $10,964, that is expected to be recognized upon the customers’ completion of their harvests in 2022.

ONE WORLD PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 – Leases

The Company’s corporate offices and operational facility in Colombia under short-term non-cancelable real property lease agreements that expire within a year. The Company doesn’t have any other office or equipment leases subject to the recently adopted ASU 2016-02. In the locations in which it is economically feasible to continue to operate, management expects that lease options will be exercised. The Company’s corporate office is under a real property lease that contains a one-time renewal option for an additional 36 months that was amended to enable the Company to extend the lease for 12 months instead of 36 months. The Company is reasonably certain that it will not extend the lease beyond its extended term of October 31, 2022. The office lease contains provisions requiring payment of property taxes, utilities, insurance, maintenance and other occupancy costs applicable to the leased premise. As the Company’s leases do not provide an implicit discount rate, the Company uses an incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments.

The components of lease expense were as follows:

For the
Year Ended
December 31,
2021
Operating lease cost:
Amortization of assets	$87,276
Interest on lease liabilities	3,035
Total lease cost	$90,311

Supplemental cash flow and other information related to leases was as follows:

For the
Year Ended
December 31,
2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$201,525

Note 13 – Convertible Note Payable

Convertible note payable consists of the following at December 31, 2021 and 2020, respectively:

	December 31,	December 31,
	2021	2020

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

The obligations of the Company to AJB Capital under the Note and the Purchase Agreement are secured by a lien on the Company’s assets pursuant to a Security Agreement between the Company and AJB Capital.	$750,000	$-

Total convertible notes payable	750,000	-
Less: unamortized debt discounts	412,673	-
Convertible note payable, net of discounts	$337,327	$-

ONE WORLD PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recognized debt discounts for the years ended December 31, 2021 and 2020, as follows:

	December 31,	December 31,
	2021	2020

Fair value of 3,250,000 commitment shares of common stock	$418,312	$-
Fair value of warrants to purchase 3,500,000 shares of common stock	358,017	-
Original issue discounts	53,700	-
Legal and brokerage fees	39,300	-
Total debt discounts	869,329	-
Amortization of debt discounts	456,656	-
Unamortized debt discounts	$412,673	$-

The aggregate debt discounts of $869,329, for the year ended December 31, 2021, are being amortized over the life of the loan using the straight-line method, which approximates the effective interest method. The Company recorded finance expense in the amount of $456,656 on the amortization of these discounts for the year ended December 31, 2021.

The convertible note limits the maximum number of shares that can be owned by the note holder as a result of the conversions to common stock to 4.99% of the Company’s issued and outstanding shares.

The Company recorded interest expense pursuant to the stated interest rates on the convertible notes in the amount of $36,243 and $21,516 for the years ended December 31, 2021 and 2020, respectively. In addition, the Company recognized $456,656 of interest expense related to the debt discounts for the year ended December 31, 2021.

Note 14 – Notes Payable

Notes payable consists of the following at December 31, 2021 and 2020, respectively:

	December 31,	December 31,
	2021	2020

On December 29, 2021, the Company received an advance of $200,000 from Dr. Kenneth Perego, II, M.D., our Vice Chairman of the Board pursuant to an unsecured promissory note due January 1, 2024 that carried an 8% interest rate.	$200,000	$-

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

	-	-

On February 3, 2020, the Company, through its wholly-owned subsidiary, One World Pharma SAS, received an advance of 100,000,000 COP, or $29,134 USD, from an individual pursuant to an unsecured promissory note due on demand that carried a 6% interest rate. The Company repaid 50,000,000 COP, or $14,567 USD, during the year ended December 31, 2020, and repaid the remaining 50,000,000 COP, or $14,567 USD, during the year ended December 31, 2021.	-	14,567

On December 16, 2020, the Company received an advance of $125,000 from our CEO, Isiah Thomas, III pursuant to an unsecured promissory note due on demand that carried a 6% interest rate. A total of $130,610, consisting of $125,000 of principal and $5,610 of interest, was repaid on September 15, 2021.	-	125,000

On October 28, 2020, the Company received an advance of $50,000 from its CEO, Isiah Thomas, III pursuant to an unsecured promissory note due on demand that carries a 6% interest rate. A total of $52,918, consisting of $50,000 of principal and $2,918 of interest, was repaid on October 18, 2021.	-	50,000

On September 14, 2020, the Company received an advance of $26,000 from its Chairman, Dr. Kenneth Perego, II, M.D. pursuant to an unsecured promissory note due on demand that carried a 6% interest rate. The advance was repaid by the Company on March 29, 2021.	-	26,000

On May 4, 2020, the Company, through its wholly-owned subsidiary OWP Ventures, Inc., borrowed $119,274 from Customers Bank (“Lender”), pursuant to a Promissory Note issued by OWP Ventures to Lender (the “PPP Note”). The loan was made pursuant to the Payroll Protection Program established as part of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Note carried interest at 1.00% per annum, payable monthly beginning December 4, 2020, and was due on May 4, 2022. The PPP Note could have been repaid at any time without penalty.

Under the Payroll Protection Program, the Company was eligible for loan forgiveness up to the full amount of the PPP Note and any accrued interest. The forgiveness amount was equal to the amount that the Company spent during the 24-week period beginning May 4, 2020 on payroll costs, payment of rent on any leases in force prior to February 15, 2020 and payment on any utility for which service began before February 15, 2020. The maximum amount of loan forgiveness for non-payroll expenses was 40% of the amount of the PPP Note. A total of $121,372, consisting of $119,274 of principal and $2,098 of interest, was forgiven on February 11, 2022.

	119,274	119,274

Total notes payable	319,274	334,841
Less: current maturities	119,274	334,841
Notes payable, long-term potion	$200,000	$-

ONE WORLD PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recorded interest expense in the amount of $28,674 and $9,734 for the years ended December 31, 2021 and 2020, respectively, including $9,729 of interest paid to officers and directors during the year ended December 31, 2021.

The Company recognized interest expense for the year ended December 31, 2021 and 2020, respectively, as follows:

	December 31,	December 31,
	2021	2020

Interest on convertible notes	$17,260	$21,516
Interest on notes payable	28,674	9,734
Amortization of debt discounts	42,247	-
Amortization of stock-based debt discounts	414,409	-
Interest on accounts payable	8,541	16,342
Total interest expense	$511,131	$47,592

Note 15 – Convertible Preferred Stock

Preferred Stock

The Company has 10,000,000 authorized shares of $0.001 par value “blank check” preferred stock, of which 500,000 shares have been designated Series A Preferred Stock and 300,000 shares have been designated Series B Preferred Stock. The shares of Series A Preferred Stock and Series B Preferred Stock are each currently convertible into one hundred (100) shares of the Company’s common stock. The Series A Preferred Stock accrues dividends at the rate of 6% per annum, payable in cash as and when declared by the Board or upon a liquidation. The shares of Series B Preferred Stock are not entitled to dividends, other than the right to participate in dividends payable to holders of common stock on an as-converted basis. As of December 31, 2021, there were 65,233 and 238,501 shares of Series A Preferred Stock and Series B Preferred Stock, respectively, issued and outstanding. The Series A and B Preferred Stock are presented as mezzanine equity on the balance sheet because they carry a stated value of $10 and $15 per share, respectively, and a deemed liquidation clause, which entitles the holders thereof to receive proceeds in an amount equal to the stated value per share, plus any accrued and unpaid dividends, before any payment may be made to holders of common stock. Each share of Preferred Stock carries a number of votes equal to the number of shares of common stock into which such Preferred Stock may then be converted. The Preferred Stock generally will vote together with the common stock and not as a separate class.

The Series A and B Preferred Stock have been classified outside of permanent equity and liabilities. the Series A Preferred Stock embodies conditional obligations that the Company may settle by issuing a variable number of equity shares, and in both the Series A and B Preferred Stock, monetary value of the obligation is based on a fixed monetary amount known at inception.

Series A Preferred Stock Sales

No shares of Series A Preferred Stock were sold during the year ended December 31, 2021.

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

Series A Preferred Stock Conversions

On November 15, 2021, a shareholder converted 30,000 shares of Series A Preferred Stock into 3,000,000 shares of common stock.

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

ONE WORLD PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Preferred Stock Dividends

The Series A Preferred Stock accrues dividends at the rate of 6% per annum, payable in cash as and when declared by the Board or upon a liquidation. The Company recognized $61,684 and $37,236 for years ended December 31, 2021 and 2020, respectively. A total of $98,920 of dividends had accrued as of December 31, 2021.

Series B Preferred Stock Sales

On February 7, 2021, the Company and ISIAH International entered into a Securities Purchase Agreement under which ISIAH International agreed to purchase from the Company, on the dates provided for in the Purchase Agreement, an aggregate of 200,000 shares of the Company’s newly designated Series B Preferred Stock, convertible into an aggregate of 20,000,000 shares of common stock, for a purchase price of $15 per share of Preferred Stock, and an aggregate purchase price of $3 million. Each share of Series B Preferred Stock has a Stated Value of $15 and is convertible into common stock at a conversion price equal to $0.15. Isiah Thomas, the Company’s Chief Executive Officer, is the sole member and Chief Executive Officer of ISIAH International. Pursuant to the Purchase Agreement, ISIAH International purchased the 200,000 shares of Series B Preferred Stock from the Company according to the following schedule:

Date	Shares	Purchase Price
Initial Closing Date	16,666	$249,990
February 22, 2021	16,667	250,005
March 8, 2021	16,667	250,005
March 22, 2021	16,667	250,005
April 5, 2021	16,666	249,990
April 19, 2021	16,667	250,005
May 17, 2021	33,334	500,010
June 14, 2021	33,333	499,995
July 12, 2021	33,333	499,995
Total	200,000	$3,000,000

In addition to the shares sold to ISIAH International, the Company received total proceeds of $527,520 on various dates between March 9, 2021 and April 22, 2021 from the sale of an additional 35,167 shares of Series B Preferred Stock at a price of $15 per share to seven accredited investors, including proceeds of $50,010 from the sale of an aggregate of 3,334 shares of Series B Preferred Stock at a price of $15 per share to trusts whose beneficiaries are adult children of Isiah L. Thomas III. Mr. Thomas disclaims beneficial ownership of the shares held by these trusts.

No shares of Series B Preferred Stock were sold during the year ended December 31, 2020.

Note 16 – Stockholders’ Equity

Preferred Stock

The Company has 10,000,000 authorized shares of $0.001 par value “blank check” preferred stock, of which 500,000 shares have been designated Series A Preferred Stock and 300,000 shares have been designated Series B Preferred Stock, See Note 15 above for a description of the features and issuances of the Series A Preferred Stock and Series B Preferred Stock.

Common Stock

The Company is authorized to issue an aggregate of 300,000,000 shares of common stock with a par value of $0.001. As of December 31, 2021, there were 65,599,565 shares of common stock issued and outstanding.

Common Stock Options Exercised

On July 26, 2021, a total of 60,000 shares of common stock were issued upon exercise on a cashless basis of options to purchase 125,000 shares of common stock at a price $0.13 per share.

Common Stock Sales

No shares of common stock were sold during the year ended December 31, 2021.

On November 27, 2020, the Company sold an aggregate of 750,000 shares of common stock at a price of $0.10 per share for total cash proceeds of $75,000. The shares were subsequently issued on March 1, 2021. Prior to the issuance, the fair value of the shares was reflected on the Company’s balance sheet as subscriptions payable at December 31, 2020.

ONE WORLD PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common Stock Issued on Subscriptions Payable

On January 6, 2020, the Company issued 500,000 shares of common stock that were purchased on December 31, 2019 at $0.50 per share for proceeds of $25,000. Prior to the issuance, the purchase price was reflected on the Company’s balance sheet as subscriptions payable at December 31, 2019.

Common Stock Issued as a Promissory Note Commitment

As disclosed in Note 14 above, the Company paid a commitment fee to AJB Capital of $200,000 in the form of 2,000,000 shares of the Company’s common stock in connection with the issuance of the First AJB Note, which was repaid on September 17, 2021. The issuance of the commitment fee shares resulted in a debt discount of $268,250 that was amortized over the life of the loan, resulting in $268,250 of finance expense during the year ended December 31, 2021. On October 15, 2021, pursuant to the early repayment terms of the promissory note, one million of these shares were redeemed and cancelled for a nominal aggregate purchase price of $1.00.

Also, as disclosed in Note 13, above, the Company paid a commitment fee to AJB Capital in the form of 1,250,000 shares of the Company’s common stock in connection with the issuance of the Second AJB Note. The issuance of these commitment fee shares resulted in a debt discount of $150,062 that is being amortized over the life of the loan, resulting in $43,168 of finance expense during the year ended December 31, 2021.

Common Stock Issued for Services, Employees and Consultants

On May 25, 2021, the Company awarded a total of 50,000 shares of common stock pursuant for consulting services to two individuals. The aggregate fair value of the shares was $8,500, based on the closing price of the Company’s common stock on the date of grant.

On August 20, 2019, the Company engaged COR Prominence, LLC (“COR”) to provide investor relation services to the Company, in consideration for the payment of $7,500 per month in cash, and $5,000 per month with shares of common stock valued at 125% of the closing price of the common stock of the Company on the date of issuance. On May 12, 2021, the Company entered into a Settlement Agreement with COR. Pursuant to the Settlement Agreement, the Company issued COR 118,150 shares of common stock. The fair value of the shares was $29,538, based on the closing price of the Company’s common stock on the date of grant.

On June 1, 2021, the Company entered into a new agreement with COR and issued another 112,528 shares of common stock to COR. The fair value of the shares was $18,758, based on the closing price of the Company’s common stock on the date of grant. On December 1, 2021, the Company owed COR another 262,066 shares of common stock, which were subsequently issued on March 29, 2022. The fair value of the shares was $21,725, based on the closing price of the Company’s common stock on the date of grant.

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

ONE WORLD PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common Stock Issued for Services, Officers and Directors

On December 31, 2021, the Company issued 673,582 shares of common stock in lieu of cash compensation to its former Chief Financial Officer, Vahé Gabriel. The aggregate fair value of the shares was $55,234, based on the closing price of the Company’s common stock on the date of grant.

On December 31, 2020, the Company awarded 750,000 shares of common stock to the Company’s Chairman of the Board, Dr. Ken Perego, for services provided. The aggregate fair value of the common stock was $90,000 based on the closing price of the Company’s common stock on the date of grant.

On December 31, 2020, the Company awarded 750,000 shares of common stock to one of the Company’s Directors, Bruce Raben, for services provided. The aggregate fair value of the common stock was $90,000 based on the closing price of the Company’s common stock on the date of grant.

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

Note 17 – Common Stock Options

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

Common Stock Options Issued for Services

On May 28, 2021, the Company awarded options to purchase 1,000,000 shares of common stock under the 2019 Plan at an exercise price equal to $0.1782 per share, exercisable over a ten year period to the Company’s CFO and COO, Vahé Gabriel. The options vested immediately as to 500,000 shares, and vest as to the remaining 500,000 shares quarterly in 250,000 increments over the following two quarters. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 183% and a call option value of $0.1719, was $171,949. The options were expensed over the vesting period, resulting in $171,949 of stock-based compensation expense during the year ended December 31, 2021.

On May 25, 2021, the Company awarded options to purchase an aggregate 425,000 shares of common stock under the 2019 Plan at an exercise price equal to $0.17 per share, exercisable over a ten year period to three advisory board members. The options vest in equal quarterly installments over two years. The aggregate estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 183% and a call option value of $0.1653, was $70,269. The options are being expensed over the vesting period, resulting in $20,493 of stock-based compensation expense during the year ended December 31, 2021. As of December 31, 2021, a total of $49,776 of unamortized expenses are expected to be expensed over the vesting period.

On January 1, 2021, the Company awarded options to purchase 5,500,000 shares of common stock at an exercise price equal to $0.13 per share to Isiah L. Thomas III, the Company’s Chief Executive Officer and Vice Chairman. The options were issued outside of the 2019 Plan and are exercisable over a ten year period. The options vested immediately as to 2,750,000 shares, and vest as to the remaining 2,750,000 shares quarterly in 250,000 increments over the following eleven quarters. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 192% and a call option value of $0.1174, was $645,624. The options are being expensed over the vesting period, resulting in $410,853 of stock-based compensation expense during the year ended December 31, 2021. As of December 31, 2021, a total of $234,771 of unamortized expenses are expected to be expensed over the vesting period.

ONE WORLD PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On January 1, 2021, the Company awarded options to purchase 350,000 shares of common stock under the 2019 Plan at an exercise price equal to $0.13 per share, exercisable over a ten year period to the Company’s Chairman of the Board, Dr. Ken Perego. The options vest in equal quarterly installments over one year. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 192% and a call option value of $0.1170, was $40,943. The options were expensed over the vesting period, resulting in $40,943 of stock-based compensation expense during the year ended December 31, 2021.

On January 1, 2021, the Company awarded options to purchase 475,000 shares of common stock under the 2019 Plan at an exercise price equal to $0.13 per share, exercisable over a ten year period to Bruce Raben, one of the Company’s Directors. The options vest in equal quarterly installments over one year. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 192% and a call option value of $0.1170, was $55,565. The options were expensed over the vesting period, resulting in $55,565 of stock-based compensation expense during the year ended December 31, 2021.

On January 1, 2021, the Company awarded options to purchase an aggregate 1,842,000 shares of common stock under the 2019 Plan at an exercise price equal to $0.13 per share, exercisable over a ten year period to seven consultants and employees. The options vest in equal quarterly installments over one year. The aggregate estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 192% and a call option value of $0.1170, was $215,475. The options were expensed over the vesting period, resulting in $215,475 of stock-based compensation expense during the year ended December 31, 2021.

On December 31, 2020, the Company awarded options to purchase 250,000 shares of the Company’s Common Stock at an exercise price equal to $0.13 per share to a consultant. The options vest in equal quarterly installments over the following year. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 192% and a call option value of $0.1170, was $29,245. The options were expensed over the vesting period, resulting in $29,245 of stock-based compensation expense during the year ended December 31, 2021.

On December 31, 2020, the Company awarded options to purchase 125,000 shares of the Company’s Common Stock at an exercise price equal to $0.13 per share to a consultant. The options vest in equal quarterly installments over the following year. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 192% and a call option value of $0.1170, was $14,622. The options were expensed over the vesting period, resulting in $14,622 of stock-based compensation expense during the year ended December 31, 2021.

On December 31, 2020, the Company awarded options to purchase 50,000 shares of the Company’s Common Stock at an exercise price equal to $0.13 per share to a consultant. The options vest in equal quarterly installments over the following year. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 192% and a call option value of $0.1170, was $5,849. The options were expensed over the vesting period, resulting in $5,849 of stock-based compensation expense during the year ended December 31, 2021.

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

On July 1, 2020, the Company awarded options to purchase 125,000 shares of the Company’s Common Stock at an exercise price equal to $0.38 per share to a consultant for Advisory Board services. The options are exercisable over a ten year period. The options will vest quarterly over one year. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 303% and a call option value of $0.3799, was $47,482. The options are being expensed over the vesting period, resulting in $23,742 and $23,742 of stock-based compensation expense during the years ended December 31, 2021 and 2020, respectively.

ONE WORLD PRODUCTS, INC.

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

On May 31, 2020, the Company awarded options to purchase 350,000 shares of the Company’s Common Stock at an exercise price equal to $0.56 per share to Bruce Raben, one of the Company’s Directors. The options vest as to 116,667 shares immediately, with the remaining 233,333 shares vesting quarterly over the following two years, beginning October 1, 2020. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 302% and a call option value of $0.5599, was $195,959. The options were being expensed over the vesting period, resulting in $102,056 of stock-based compensation expense during the year ended December 31, 2020. On December 31, 2020, the options were voluntarily surrendered and cancelled.

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

On May 31, 2020, the Company awarded options to purchase an aggregate 100,000 shares of the Company’s Common Stock at an exercise price equal to $0.56 per share to two consultants. The options vest as to 33,333 shares immediately, with the remaining 66,667 shares vesting quarterly over the following three years, beginning October 1, 2020. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 302% and a call option value of $0.5599, was $55,994. The options are being expensed over the vesting period, resulting in $12,100 and $25,760 of stock-based compensation expense during the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, a total of $18,134 of unamortized expenses are expected to be expensed over the vesting period.

Common Stock Options Exercised

On July 26, 2021, a total of 60,000 shares of common stock were issued upon exercise on a cashless basis of options to purchase 125,000 shares of common stock at a price $0.13 per share.

The following is a summary of information about the Stock Options outstanding at December 31, 2021.

Shares Underlying
Shares Underlying Options Outstanding				Options Exercisable
Weighted
	Shares	Average	Weighted	Shares	Weighted
	Underlying	Remaining	Average	Underlying	Average
Range of	Options	Contractual	Exercise	Options	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$0.13 - $0.56	10,742,000	8.63 years	$0.16	7,467,612	$0.17

ONE WORLD PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of activity of outstanding stock options:

		Weighted
		Average
	Number	Exercise
	of Shares	Prices
Balance, December 31, 2019	766,669	$0.50
Options granted	9,875,000	0.51
Options exercised	(9,366,669)	(0.53)
Balance, December 31, 2020	1,275,000	0.36
Options granted	9,592,000	0.14
Options exercised	(125,000)	(0.13)
Balance, December 31, 2021	10,742,000	$0.16

Exercisable, December 31, 2021	7,467,612	$0.17

Note 18 – Common Stock Warrants

Warrants to purchase a total of 11,011,650 shares of common stock were outstanding as of December 31, 2021.

On September 24, 2021, the Company completed the sale of a (i) Promissory Note in the principal amount of $750,000 on the Second AJB Note, (ii) a three-year warrant to purchase 1,500,000 shares of the Company’s common stock at an initial exercise price of $0.25 per share, and (iii) a three-year warrant to purchase 2,000,000 shares of the Company’s common stock at an initial exercise price of $0.50 per share, for an aggregate purchase price of $705,000, pursuant to a Securities Purchase Agreement between the Company and AJB Capital. The proceeds received were allocated between the debt and warrants on a relative fair value basis. The aggregate estimated value of the warrants using the Black-Scholes Pricing Model, based on a weighted average volatility rate of 197% and a weighted average call option value of $0.1023, was $358,017, which is being amortized over the life of the loan as a debt discount. The warrants are being expensed over the over the life of the loan, resulting in $102,991 of finance expense during the year ended December 31, 2021. As of December 31, 2021, a total of $255,026 of unamortized expenses are expected to be expensed over the remaining life of the loan.

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

The following is a summary of information about our warrants to purchase common stock outstanding at December 31, 2021.

Shares Underlying
Shares Underlying Warrants Outstanding				Warrants Exercisable

Weighted
	Shares	Average	Weighted	Shares	Weighted
Range of	Underlying	Remaining	Average	Underlying	Average
Exercise	Warrants	Contractual	Exercise	Warrants	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$0.25-$0.50	11,011,650	3.31 years	$0.25-$0.50	11,011,650	$0.25-$0.50

The fair value of each warrant grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

	December 31,	December 31,
	2021	2020

Average risk-free interest rates	0.47%	0.30%
Average expected life (in years)	3.00	5.00
Volatility	197%	305%

ONE WORLD PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted average fair value of warrants granted with exercise prices at the current fair value of the underlying stock was approximately $0.10 and $0.25 per warrant for the years ended December 31, 2021 and 2020, respectively.

The following is a summary of activity of outstanding common stock warrants:

		Weighted
		Average
	Number	Exercise
	of Shares	Prices
Balance, December 31, 2019	-	$-
Warrants granted	7,511,650	0.25
Balance, December 31, 2020	7,511,650	0.25
Warrants granted	3,500,000	0.39
Balance, December 31, 2021	11,011,650	$0.30

Exercisable, December 31, 2021	11,011,650	$0.30

Note 19 – Commitments and Contingencies

Legal Contingencies

There are no material pending legal proceedings to which we are a party or to which any of our property is subject, nor are there any such proceedings known to be contemplated by governmental authorities. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

Note 20 - Income Tax

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the years ended December 31, 2021 and 2020, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2021, the Company had approximately $7,309,000 of federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2025.

The provision (benefit) for income taxes for the years ended December 31, 2021 and 2020 were assuming a 21% effective tax rate. The effective income tax rate for the years ended December 31, 2021 and 2020 consisted of the following:

	December 31,
	2021	2020
Federal statutory income tax rate	21%	21%
State income taxes	-%	-%
Change in valuation allowance	(21)%	(21)%
Net effective income tax rate	-	-

ONE WORLD PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the Company’s deferred tax asset are as follows:

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carry forwards	$1,535,000	$1,302,000

Net deferred tax assets before valuation allowance	$1,535,000	$1,302,000
Less: Valuation allowance	(1,535,000)	(1,302,000)
Net deferred tax assets	$-	$-

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2021 and 2020, respectively.

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

Note 21 – Subsequent Events

Debt Financing

On March 1, 2022, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., received an advance of $400,000 from an individual pursuant to an unsecured promissory note, maturing on January 1, 2024, that carried an 8% interest rate.

On February 15, 2022, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., received an advance of $200,000 from an individual pursuant to an unsecured promissory note, maturing on January 1, 2024, that carried an 8% interest rate.

Common Stock Issued on Subscriptions Payable

On March 29, 2022, the Company issued 262,066 shares of common stock on a Subscriptions Payable for the December 1, 2021 award of common stock to COR for services.

Lease Commitment

On January 1, 2022, OWP Colombia entered into a lease for a warehouse over a ten-year term. The leased premise is 38,750 square feet and will be used for our extraction facility. Monthly lease payments of $57,339,000 COP, plus VAT, or approximately $15,290 USD, commence January 1, 2022 for a ten-year term that carries automatic options to extend for successive terms of five (5) years, as long as neither party has given notice of termination at least six (6) months in advance.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021 (the “Evaluation Date”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our Principal Executive Officer and Principal Financial Officer, concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, Management identified the following three material weaknesses that have caused management to conclude that, as of December 31, 2021, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or in other factors that occurred during the fourth fiscal quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Set forth below are the present directors and executive officers of the Company. There are no arrangements or understandings between any of the directors, officers and other persons pursuant to which such person was selected as a director or an officer.

Name	Age	Position
Isiah Thomas, III	60	Chief Executive Officer, Chairman of the Board
Dr. Kenneth Perego, II	52	Vice Chairman of the Board
Bruce Raben	68	Director
Timothy Woods	55	Chief Financial Officer

Biographies

Set forth below are brief accounts of the business experience of each director and executive officer of the Company.

Isiah Thomas, III has been our Chief Executive Officer since June 2020, and our Chairman of the Board since December 2021. Mr. Thomas has also been the Chairman and Chief Executive Officer of Isiah International, LLC, a holding company with interests in a diversified portfolio of businesses, since 2011. Mr. Thomas also has been a Commentator and Analyst for NBA TV, since 2014, and Turner Sports, since 2012. He previously served as the President & Alternate Governor of the New York Liberty of the Women’s National Basketball Association from 2015 to February 2019, the Head Basketball Coach at Florida International University, from 2009 to 2012, the General Manager, President of Basketball Operation and Head Coach of the New York Knicks of the National Basketball Association (“NBA”), from 2006 to 2008, the Head Coach of the Indiana Pacers of the NBA from 2000 to 2003, the Owner of the Continental Basketball Association from 1998 to 2000, Minority Owner & Executive Vice President of the Toronto Raptors of the NBA from 1994 to 1998 and point guard for the Detroit Pistons of the NBA from 1981 to 1994. Mr. Thomas has served as a director of Get in Chicago, an organization focused on stopping gun and related violence in Chicago, since 2013, and as a director of Madison Square Garden Entertainment Corp. since April 2020. He is also the Founder of Mary’s Court Foundation, a charitable organization established in 2010. We believe that Mr. Thomas’s business experience qualifies him to serve as our chairman and CEO.

Dr. Kenneth Perego, II was a director of OWP Ventures prior to the Merger and was appointed to our Board of Directors pursuant to the Merger Agreement, before being appointed Vice Chairman of the Board on December 7, 2021. He has been a practicing urologic surgeon in private practice since 2001 with an emphasis in urologic oncology and reconstructive urology. He has a strong clinical background in research and is focused on new drug discovery. We believe that Dr. Perego’s medical experience qualifies him to serve as our director.

Bruce Raben was a director of OWP Ventures prior to the Merger and was appointed to our Board of Directors pursuant to the Merger Agreement. Mr. Raben is the Managing Member of Hudson Capital Advisors BD, LLC, a registered broker dealer that he founded in 2004. Mr. Raben also serves on the board of directors of Digipath, Inc., a cannabis testing laboratory. Mr. Raben has been an investment banker, merchant banker and private investor for approximately 30 years. Starting in 1979 at Drexel Burnham Lambert, he worked on many leveraged buyouts and recapitalizations including Mattel Toys, SFN Co.’s, Magma Copper, Warnaco, Mellon Bank and John Fairfax. Mr. Raben then went on to co-found the Corporate Finance Department at Jeffries & Co. in 1990. Mr. Raben opened a west coast office for CIBC’s high yield finance and merchant banking activities in 1996. Mr. Raben received his A.B. from Vassar College in 1975 and his MBA from Colombia University in 1979. We believe that Mr. Raben’s investment banking and financial experience qualifies him to serve as our director.

Timothy Woods was appointed to serve as the Company’s Chief Financial Officer on February 14, 2022. From 2015 until his appointment as our Chief Financial Officer, Mr. Woods served as the Director of Business Development and General Sales Manager of Lithia Motors, Inc., one of the largest automotive retailers in the United States. Prior to his tenure with Lithia Motors, Mr. Woods was the Chief Financial Officer of Spend Consciously, a technology-based start-up. Mr. Woods also served as the Chief Financial Officer and energy services division Vice President of Finance for WGL Holdings Inc., providing high-level financial functions and advanced reporting, including the generation of quarterly and annual SEC filings, Sarbanes-Oxley compliance, and benefit plans. Earlier in his career, Mr. Woods was VP of Finance for Freddie Mac; a divisional CFO & North American controller for Stanley Works; and assistant global controller for General Electric’s Lighting Division. Mr. Woods holds a Bachelor of Business Administration in Accounting from Cleveland State University and is a graduate of the GE Financial Management program. He has achieved multiple honors, including being named “Business Leader of the Year” by the National Association of Black Accountants.

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

Director Nominations

As of December 31, 2021, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. We have not established formal procedures by which security holders may recommend nominees to the Company’s board of directors.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our code of ethics may be obtained free of charge by contacting us at the address or telephone number listed on the cover page hereof.

ITEM 11. Executive Compensation

Summary Compensation Table

The following summary compensation table sets forth the aggregate compensation we paid or accrued during the fiscal years ended December 31, 2021 and 2020 to Isiah Thomas, III, our Chief Executive Officer (our “Named Executive Officer”), who was our only executive officer that received total compensation in excess of $100,000 during 2021.

Name and	Fiscal			Stock	Option
Financial Position	Year	Salary		Awards(2)	Awards(3)		Total

Isiah Thomas, III,	2021	$120,000	(1)	$-	$645,624	(4)	$765,624
Chief Executive Officer and Chairman	2020	$70,000	(1)	$275,000	$-		$345,000

(1)	Consists of $120,000 and $70,000 of accrued salary for the years ended December 31, 2021 and 2020, respectively, not yet paid.
(2)	The aggregate fair value of the common stock awarded based on the closing price of the Company’s common stock on the date of grant.
(3)	Excludes options granted in 2020 and voluntarily surrendered on December 31, 2020.
(4)	On January 1, 2021, we granted Mr. Thomas the option to purchase 5,500,000 shares of common stock at an exercise price of $0.13 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 192% and a call option value of $0.1174, was $645,624.

Director Compensation

The following table summarizes the compensation paid or accrued by us to our directors that are not Named Executive Officers for the year ended December 31, 2021.

Name	Fees Earned or Paid in Cash	Option Awards(1)	All other Compensation	Total

Dr. Kenneth Perego, II	$-	$40,943	$-	$40,943
Bruce Raben (2)	$-	$55,565	$-	$55,565

(1) On January 1, 2021, we granted Dr. Perego the option to purchase 350,000 shares of common stock at an exercise price of $0.13 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 192% and a call option value of $0.1170, was $40,943. On January 1, 2021, we granted Mr. Raben the option to purchase 475,000 shares of common stock at an exercise price of $0.13 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 192% and a call option value of $0.1170, was $55,565.

(2) Includes payments received during 2021 for service as our Interim Chief Financial Officer.

Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 31, 2022, certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of 5% or more of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group. The address of each of our directors and executive officers named in the table is c/o One World Products, Inc., 3471 W. Oquendo Rd., Suite 301, Las Vegas, Nevada 89118:

			Series A		Series B
	Common Stock		Preferred Stock		Preferred Stock
Name of Beneficial Owner(1)	Number of Shares	% of Class(2)	Number of Shares	% of Class	Number of Shares	% of Class
Officers and Directors:
Isiah Thomas, III, Chairman and CEO(3)	24,250,000	27.1%	-	-	200,000	85.5%
Dr. Kenneth Perego II, Vice Chairman(4)	11,100,000	16.4%	11,000	16.9%	-	-
Bruce Raben, Director(5)	1,550,000	2.3%	-	-	-	-
Directors and Officers as a Group (3 persons)	37,233,400	40.3%	-	-	-	-
5% Shareholders
ISIAH International, LLC(3)	20,000,000	23.3	-	-	200,000	85.5%
Solid Bridge Investments, LLC(6)	7,000,000	10.6%	-	-	-	-
Craig Ellins(7)	3,968,397	6.0%	-	-	-	-

* less than 1%

(1)	Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock owned by such person.

(2)	Percentage of beneficial ownership is based upon 65,861,631 shares of common stock 238,501 and shares of Series B Preferred Stock outstanding as of March 31, 2022. For each named person, this percentage includes common stock that the person has the right to acquire either currently or within 60 days of March 31, 2022, including through the exercise of an option; however, such common stock is not deemed outstanding for the purpose of computing the percentage owned by any other person.

(3)	Includes 3,750,000 shares of common stock that may be acquired under an option to purchase 5,500,000 shares of common stock at an exercise price of $0.13 per share that vested (i) 2,750,000 Option Shares on January 1, 2021, and (ii) as to the remaining 2,750,000 Options Shares, in 11 quarterly installments of 250,000 Option Shares beginning on April 1, 2021, exercisable until January 1, 2031 Also includes 20,000,000 shares of common stock that may be acquired upon conversion of Series B Preferred Stock currently held by Isiah International, LLC. Mr. Thomas is the sole member and Chief Executive Officer of ISIAH International.

(4)	Includes 7,000,000 shares of common stock held by CB Medical, LLC, of which Dr. Kenneth Perego, II is the controlling member. Includes 350,000 shares of common stock that may be acquired under an option to purchase 350,000 shares of common stock at an exercise price of $0.13 per share, exercisable until January 1, 2031. Also, includes 550,000 shares of common stock that may be acquired under a warrant to purchase 550,000 shares of common stock at an exercise price of $0.25 over a five year period beginning on July 10, 2020. In addition, includes 11,000 shares of Series A Preferred Stock, convertible into 1,100,000 shares of common stock with each share of preferred carrying 50 voting rights.

(5)	Includes 475,000 shares of common stock that may be acquired under an option to purchase 475,000 shares of common stock at an exercise price of $0.13 per share, exercisable until January 1, 2031. Also, includes 200,000 of shares of common stock held by The Raben Education Trust, of which Mr. Raben is the co-trustee.

(6)	The principals of Solid Bridge Investments, Inc. are Carlos Andres de Fex Gomez and Gloria Veronica Serna Diez, who founded OWP Colombia and were its principal shareholders prior to the sale of OWP Colombia to OWP Ventures.

(7)	Based solely on a Schedule 13D filed by Craig Ellins with the SEC on September 30, 2021.

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

Advances by and repayments to Dr. Kenneth Perego, II, M.D.

On December 29, 2021, the Company received an advance of $200,000 from Dr. Kenneth Perego, II, M.D., our Vice Chairman of the Board, pursuant to an unsecured promissory note due January 1, 2024 that carried an 8% interest rate.

On September 14, 2020, the Company received an advance of $26,000 from Dr. Kenneth Perego, II, M.D., our Vice Chairman of the Board, pursuant to an unsecured demand note that carried a 6% interest rate. A total of $27,201, consisting of $26,000 of principal and $1,201 of interest, was repaid on March 29, 2021.

Advances by and Repayments to Isiah Thomas, III

On December 16, 2020, the Company received an advance of $125,000 from Mr. Isiah Thomas, III, our Chairman of the Board, pursuant to an unsecured demand note that carried a 6% interest rate. A total of $130,610, consisting of $125,000 of principal and $5,610 of interest, was repaid on September 15, 2021

On October 28, 2020, the Company received an advance of $50,000 from Mr. Isiah Thomas, III, our Chairman of the Board, pursuant to an unsecured demand note that carried a 6% interest rate. A total of $52,918, consisting of $50,000 of principal and $2,918 of interest, was repaid on October 19, 2021.

Series A Preferred Stock Sale to Dr. Kenneth Perego, II, M.D.

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

Series B Preferred Stock Sales to Isiah Thomas, III

On February 7, 2021, the Company and ISIAH International, LLC (“ISIAH International”), entered into a Securities Purchase Agreement (the “Purchase Agreement”) under which ISIAH International agreed to purchase from the Company, on the dates provided for in the Purchase Agreement, an aggregate of 200,000 shares of the Company’s newly designated Series B Preferred Stock (“Series B Preferred Stock”), convertible into an aggregate of 20,000,000 shares of the Company’s common stock, for a purchase price of $15 per share of Preferred Stock, and an aggregate purchase price of $3 million. Each share of Series B Preferred Stock has a Stated Value of $15 and is convertible into common stock at a conversion price equal to $0.15. Isiah Thomas, the Company’s Chief Executive Officer, is the sole member and Chief Executive Officer of ISIAH International. Pursuant to the Purchase Agreement, ISIAH International purchased the 200,000 shares of Series B Preferred Stock from the Company according to the following schedule:

Date	Shares	Purchase Price
Initial Closing Date	16,666	$249,990
February 22, 2021	16,667	250,005
March 8, 2021	16,667	250,005
March 22, 2021	16,667	250,005
April 5, 2021	16,666	249,990
April 19, 2021	16,667	250,005
May 17, 2021	33,334	500,010
June 14, 2021	33,333	499,995
July 12, 2021	33,333	499,995
Total	200,000	$3,000,000

On various dates in May, 2021, the Company also received total proceeds of $50,010 from the sale of an aggregate of 3,334 shares of Series B Preferred Stock at a price of $15 per share to trusts whose beneficiaries are adult children of Isiah L. Thomas III. Mr. Thomas disclaims beneficial ownership of the shares held by these trusts.

Director Independence

Our board of directors currently consists of Isiah Thomas, III, our Chief Executive Officer and Chairman, Dr. Kenneth Perego, II, our Vice Chairman, and Bruce Raben. As an executive officer, Mr. Thomas does not qualify as “independent” under standards of independence set forth by national securities exchanges. Our Board of Directors has determined that Dr. Kenneth Perego, II and Bruce Raben are “independent” in accordance with the NASDAQ Global Market’s requirements. As our common stock is currently quoted on the OTCQB, we are not currently subject to corporate governance standards of listed companies.

ITEM 14. Principal AccountING Fees And Services

M&K CPAS, PLLC was the Company’s independent registered public accounting firm for the years ended December 31, 2021 and 2020.

Audit and Non-Audit Fees

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

	Years Ended December 31,
	2021	2020
Audit fees(1)	$48,325	$37,850
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$48,325	$37,850

(1) Audit fees were principally for audit services and work performed in the review of the Company’s quarterly reports on Form 10-Q

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

Exhibit	Description
2.1	Agreement and Plan of Merger dated February 21, 2019, among the Registrant, OWP Merger Subsidiary Inc. and OWP Ventures, Inc. (incorporated by reference to Exhibit 2.1 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on February 25, 2019)
2.2	Agreement and Plan of Merger dated October 11, 2021, between One World Pharma, Inc. and One World Products, Inc. (incorporated by reference to Exhibit 2.1 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on November 30, 2021)
2.3	Articles of Merger Pursuant to NRS 92A.200 as filed with the Nevada Secretary of State on November 23, 2021 (incorporated by reference to Exhibit 2.1 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on November 30, 2021)
3.1	Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 24, 2014)
3.2	Certificate of Amendment to Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 8, 2019)
3.3	Certificate of Amendment to Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2020)
3.4	Certificate of Designation of Series A Preferred Stock of the Registrant dated June 1, 2020 (incorporated by reference to Exhibit 3.4 of the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 26, 2020)
3.5	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 24, 2014)
3.6	Certificate of Designation of Series B Preferred Stock of the Registrant dated February 2, 2021 (incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 8, 2021)
4.1	Description of Securities (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form 10-K filed with the Securities and Exchange Commission on April 15, 2021)
4.2	Promissory Note of One World Pharma, Inc. in the Principal Amount of $290,000 issued to AJB Capital Investments LLC, dated January 20, 2021 (incorporated by reference to Exhibit 4.1 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on January 25, 2021)
4.3	Promissory Note of One World Pharma, Inc. in the principal amount of $750,000 issued to AJB Capital Investments LLC, dated September 24, 2021 (incorporated by reference to Exhibit 4.1 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on September 27, 2021)
4.4	Common Stock Purchase Warrant to purchase 1,500,000 shares of common stock of One World Pharma, Inc. issued to AJB Capital Investments LLC, dated September 24, 2021 (incorporated by reference to Exhibit 4.2 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on September 27, 2021)
4.5	Common Stock Purchase Warrant to purchase 2,000,000 shares of common stock of One World Pharma, Inc. issued to AJB Capital Investments LLC, dated September 24, 2021 (incorporated by reference to Exhibit 4.3 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on September 27, 2021)
10.1*	Promissory Note between OWP Ventures, Inc. and Dr. Kenneth Perego, II, dated December 29, 2021
10.2*	Addendum to Commercial Lease dated November 1, 2021, between Ripper Series, LLC and OWP Ventures, Inc.
10.3	Commercial Lease dated December 2, 2018, between Larry R. Haupert dba Rexco and One World Pharma S.A.S. (incorporated by reference to Exhibit 10.3 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on February 25, 2019)
10.4	Commercial Lease dated October 16, 2018, between Ripper Series, LLC and OWP Ventures, Inc. (incorporated by reference to Exhibit 10.4 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on February 25, 2019)
10.5	One World Pharma, Inc. 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2020)
10.6	Form of Stock Option Grant Notice for grants under the 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2020)
10.7	Form of Option Agreement for grants under the 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2020)
10.8	Promissory Note dated May 4, 2020, made by OWP Ventures, Inc. in favor of Customers Bank (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on May 8, 2020)

10.9	Letter Agreement, dated May 28, 2021, between One World Pharma, Inc. and Vahé Gabriel (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on June 3, 2021)
10.10	Letter Agreement between One World Pharma, Inc. and Isiah L. Thomas, III, dated June 3, 2020 (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on June 9, 2020)
10.11	Securities Purchase Agreement, dated as of January 20, 2021, between One World Pharma, Inc. and AJB Capital Investments LLC (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on January 25, 2021)
10.12	Security Agreement, dated as of January 20, 2021, between One World Pharma, Inc. and AJB Capital Investments LLC (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on January 25, 2021)
10.13	Securities Purchase Agreement, dated as of February 7, 2021, between One World Pharma, Inc. and ISIA International LLC (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on February 8, 2021)
10.14	Securities Purchase Agreement, dated September 24, 2021, between One World Pharma, Inc. and AJB Capital Investments LLC (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on September 27, 2021)
10.15	Security Agreement, dated September 24, 2021, between One World Pharma, Inc. and AJB Capital Investments LLC (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on September 27, 2021)
10.16	Form of Demand Note between One World Pharma, Inc. and Isiah L. Thomas, III, dated December 16, 2020 (incorporated by reference to Exhibit 10.14 of the Registrant’s Registration Statement on Form 10-K filed with the Securities and Exchange Commission on April 15, 2021)
14.1	One World Pharma, Inc. Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2020)
21.1*	Subsidiaries
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
32.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Labels Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONE WORLD PRODUCTS, INC.
(Registrant)

By:	/s/ Isiah L. Thomas III
Isiah L. Thomas, III
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Timothy Woods
Timothy Woods
Chief Financial Officer
(Principal Financial Officer)

Dated: April 14, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Isiah L. Thomas, III	Chief Executive Officer and Chairman
Isiah L. Thomas, III	(Principal Executive Officer)	April 14, 2022

/s/ Timothy Woods	Chief Financial Officer	April 14, 2022
Timothy Woods	(Principal Financial Officer)

/s/ Dr. Kenneth Perego, II	Vice Chairman of the Board	April 14, 2022
Dr. Kenneth Perego, II

/s/ Bruce Raben	Director	April 14, 2022
Bruce Raben

