Form 10-Q
period 2022-03-31
One World Products, Inc.
filed 2022-05-16
CIK 1622244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

The number of shares of registrant’s common stock outstanding as of May 15, 2022 was 65,861,631.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ONE WORLD PRODUCTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(Unaudited)
Assets

Current assets:
Cash	$85,405	$119,678
Accounts receivable	29,349	19,880
Inventory	292,758	198,595
Other current assets	215,011	306,030
Total current assets	622,523	644,183

Right-of-use assets	1,502,276	-
Security deposits	1,547,667	1,255,988
Fixed assets, net	994,010	1,003,013

Total Assets	$4,666,476	$2,903,184

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$573,742	$480,146
Accrued expenses	545,354	457,762
Deferred revenues	31,072	30,164
Dividends payable	109,178	98,920
Current portion of lease liabilities	98,326	-
Convertible notes payable, net of $269,824 and $412,673 of debt discounts at March 31, 2022 and December 31, 2021, respectively	480,176	337,327
Notes payable	-	119,274
Total current liabilities	1,837,848	1,523,593

Long-term lease liability	1,410,883	-
Notes payable, long-term portion	600,000	-
Notes payable, related party, long-term portion	200,000	200,000

Total Liabilities	4,048,731	1,723,593

Series A convertible preferred stock, $0.001 par value, 500,000 shares authorized; 65,233 and 150,233 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	652,330	652,330
Series B convertible preferred stock, $0.001 par value, 300,000 shares authorized; 238,501 and -0- shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	3,577,515	3,577,515

Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value, 9,500,000 shares authorized; no shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized; 65,861,631 and 65,599,565 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	65,862	65,600
Additional paid-in capital	16,895,975	16,843,656
Subscriptions payable, consisting of 262,066 shares at December 31, 2021	-	21,725
Accumulated other comprehensive loss	(47,543)	(64,347)
Accumulated (deficit)	(20,526,394)	(19,916,888)
Total Stockholders’ Equity (Deficit)	(3,612,100)	(3,050,254)

Total Liabilities and Stockholders’ Equity (Deficit)	$4,666,476	$2,903,184

See accompanying notes to financial statements.

ONE WORLD PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended
	March 31,
	2022	2021

Revenues	$10,147	$23,282
Cost of goods sold	9,956	7,579
Gross profit	191	15,703

Operating expenses:
General and administrative	381,383	740,426
Professional fees	171,050	219,463
Depreciation expense	12,485	9,884
Total operating expenses	564,918	969,773

Operating loss	(564,727)	(954,070)

Other income (expense):
Sublease income	-	7,000
Gain on early extinguishment of debt	121,372	-
Interest income	41	314
Interest expense	(166,192)	(93,461)
Total other expense	(44,779)	(86,147)

Net loss	$(609,506)	$(1,040,217)

Other comprehensive loss:
Gain on foreign currency translation	$16,804	$360

Net other comprehensive loss	$(592,702)	$(1,039,857)
Series A convertible preferred stock declared ($0.60 per share)	(10,258)	(22,227)
Net loss attributable to common shareholders	$(602,960)	$(1,062,084)

Weighted average number of common shares outstanding - basic	65,605,389	56,113,083
Net loss per share - basic	$(0.01)	$(0.02)

Weighted average number of common shares outstanding - fully diluted	65,605,389	56,113,083
Net loss per share - fully diluted	$(0.01)	$(0.02)

Dividends declared per share of common stock	$0.00	$0.00

See accompanying notes to financial statements.

ONE WORLD PHARMA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	For the Three Months Ended March 31, 2021
	Series A Convertible		Series B Convertible				Additional		Accumulated Other		Total Stockholders’
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Subscriptions	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Income (Loss)	Deficit	(Deficit)

Balance, December 31, 2020	150,233	$1,502,330	-	$-	53,085,305	$53,085	$14,103,672	$75,000	$(52,870)	$(16,132,326)	$(1,953,439)

Series B Convertible Preferred Stock sold for cash to our CEO	-	-	66,667	1,000,005	-	-	-	-	-	-	-

Series B Convertible Preferred Stock sold for cash	-	-	35,168	527,520	-	-	(25)	-	-	-	(25)

Common stock sold for cash	-	-	-	-	750,000	750	74,250	(75,000)	-	-	-

Conversion of series A convertible preferred stock	(25,000)	(250,000)	-	-	1,500,000	1,500	148,500	100,000	-	-	250,000

Commitment shares issued pursuant to promissory note	-	-	-	-	2,000,000	2,000	266,250	-	-	-	268,250

Amortization of common stock options issued for services	-	-	-	-	-	-	428,090	-	-	-	428,090

Series A convertible preferred stock dividend declared ($0.60 per share)	-	-	-	-	-	-	(22,227)	-	-	-	(22,227)

Gain on foreign currency translation	-	-	-	-	-	-	-	-	360	-	360

Net loss	-	-	-	-	-	-	-	-	-	(1,040,217)	(1,040,217)

Balance, March 31, 2021	125,233	$1,252,330	101,835	$1,527,525	57,335,305	$57,335	$14,998,510	$100,000	$(52,510)	$(17,172,543)	$(2,069,208)

	For the Three Months Ended March 31, 2022
	Series A Convertible		Series B Convertible				Additional		Accumulated Other		Total Stockholders’
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Subscriptions	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Income (Loss)	Deficit	(Deficit)

Balance, December 31, 2021	65,233	$652,330	238,501	$3,577,515	65,599,565	$65,600	$16,843,656	$21,725	$(64,347)	$(19,916,888)	$(3,050,254)

Common stock issued for services	-	-	-	-	262,066	262	21,463	(21,725)	-	-	-

Amortization of common stock options issued for services	-	-	-	-	-	-	41,114	-	-	-	41,114

Series A convertible preferred stock dividend declared ($0.60 per share)	-	-	-	-	-	-	(10,258)	-	-	-	(10,258)

Gain on foreign currency translation	-	-	-	-	-	-	-	-	16,804	-	16,804

Net loss	-	-	-	-	-	-	-	-	-	(609,506)	(609,506)

Balance, March 31, 2022	65,233	$652,330	238,501	$3,577,515	65,861,631	$65,862	$16,895,975	$-	$(47,543)	$(20,526,394)	$(3,612,100)

See accompanying notes to financial statements.

ONE WORLD PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(609,506)	$(1,040,217)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	12,485	9,884
Gain on early extinguishment of debt	(121,372)	-
Amortization of debt discounts	142,849	79,921
Amortization of options issued for services	41,114	428,090
Decrease (increase) in assets:
Accounts receivable	(9,469)	(10,861)
Inventory	(94,163)	(62,857)
Other current assets	91,019	23,131
Right-of-use assets	33,430	11,225
Security deposits	(291,679)	(2,251)
Increase (decrease) in liabilities:
Accounts payable	93,596	(31,006)
Accrued expenses	89,690	(160,133)
Deferred revenues	908	-
Lease liability	(26,497)	(10,964)
Net cash used in operating activities	(647,595)	(766,038)

Cash flows from investing activities
Purchase of fixed assets	(3,482)	(157,988)
Net cash used in investing activities	(3,482)	(157,988)

Cash flows from financing activities
Repayment of convertible note payable	-	(26,000)
Proceeds from notes payable	600,000	268,250
Proceeds from sale of preferred and common stock	-	1,527,500
Net cash provided by financing activities	600,000	1,769,750

Effect of exchange rate changes on cash	16,804	360

Net increase (decrease) in cash	(34,273)	846,084
Cash - beginning	119,678	28,920
Cash - ending	$85,405	$875,004

Supplemental disclosures:
Interest paid	$15,694	$11,363
Income taxes paid	$-	$-

Non-cash investing and financing transactions:
Fair value of common shares issued for conversion of debt	$-	$708,250
Value of commitment shares issued as a debt discount	$-	$268,250
Dividends payable	$10,258	$22,227

See accompanying notes to financial statements.

ONE WORLD PRODUCTS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Nature of Business and Significant Accounting Policies

Nature of Business

One World Products, Inc., formerly known as One World Pharma, Inc. (the “Company,” “we,” “our” or “us”) was incorporated in Nevada on September 2, 2014. On February 21, 2019, we entered into an Agreement and Plan of Merger with OWP Merger Subsidiary, Inc., our wholly-owned subsidiary, and OWP Ventures, Inc. (“OWP Ventures”), which is the parent company of One World Pharma SAS, a Colombian company (“OWP Colombia”). Pursuant to the Merger Agreement, we acquired OWP Ventures (and indirectly, OWP Colombia) by the merger of OWP Merger Subsidiary with and into OWP Ventures, with OWP Ventures being the surviving entity as our wholly-owned subsidiary (the “Merger”). As a result of the Merger (a) holders of the outstanding capital stock of OWP Ventures received an aggregate of 39,475,398 shares of our common stock; (b) options to purchase 825,000 shares of common stock of OWP Ventures at an exercise price of $0.50 automatically converted into options to purchase 825,000 shares of our common stock at an exercise price of $0.50; (c) the outstanding principal and interest under a $300,000 convertible note issued by OWP Ventures became convertible, at the option of the holder, into shares of our common stock at a conversion price equal to the lesser of $0.424 per share or 80% of the price we sell our common stock in a future “Qualified Offering”; (d) 875,000 shares of our common stock owned by OWP Ventures prior to the Merger were cancelled; and (e) OWP Ventures’ chief operating officer became our chief operating officer and two of OWP Ventures’ directors became members of our board of directors. The Company’s headquarters are located in Las Vegas, Nevada, and all of its customers are expected to be outside of the United States. On January 10, 2019, the Company changed its name from Punto Group, Corp. to One World Pharma, Inc., and on November 23, 2021, the Company changed its name to One World Products, Inc. through the merger of One World Products, Inc., a recently formed Nevada corporation wholly-owned by the Company, with and into the Company (the “Name Change Merger”) pursuant to the applicable provisions of the Nevada Revised Statutes (“NRS”). As permitted by the NRS, the articles of merger filed with the Secretary of State of the state of Nevada to effect the Name Change Merger amended Article I of the Company’s Articles of Incorporation to change the Company’s name to “One World Products, Inc.” The Name Change Merger was effected solely to effect the change of the Company’s name, and had no effect on the Company’s officers, directors, operations, assets or liabilities.

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

The unaudited condensed consolidated financial statements of the Company and the accompanying notes included in this Quarterly Report on Form 10-Q are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the Condensed Consolidated Financial Statements have been included. Such adjustments are of a normal, recurring nature. The Condensed Consolidated Financial Statements, and the accompanying notes, are prepared in accordance with GAAP and do not contain certain information included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. The interim Condensed Consolidated Financial Statements should be read in conjunction with that Annual Report on Form 10-K. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

ONE WORLD PRODUCTS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the following entities, all of which were under common control and ownership at March 31, 2022:

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

ONE WORLD PRODUCTS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Cash in Excess of FDIC Insured Limits

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000, under current regulations. The Company did not have any cash in excess of FDIC insured limits at March 31, 2022, and has not experienced any losses in such accounts.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. The Company’s sales to date have primarily consisted of the sale of seeds. These sales include multi-element arrangements whereby the Company collects 50% of the sale upon delivery of the sales, and the remaining 50% upon the completion of the harvest, whether the seeds result in a successful crop, or not. In addition, the Company has a right of first refusal to purchase products resulting from the harvest. At March 31, 2022, the Company had $31,072 of deferred revenues and $20,838 of deferred cost of goods sold, as included in other current assets on the balance sheet, that are expected to be recognized upon the customers’ completion of their harvests in 2022.

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

Stock-Based Compensation

The Company accounts for equity instruments issued to employees and non-employees in accordance with the provisions of ASC 718 Stock Compensation (ASC 718). All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty’s performance is complete or the date at which a commitment for performance by the counterparty to earn the equity instruments is reached because of sufficiently large disincentives for nonperformance.

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

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which creates an exception to the general recognition and measurement principle for contract assets and contract liabilities from contracts with customers acquired in a business combination. The new guidance will require companies to apply the definition of a performance obligation under accounting standard codification (“ASC”) Topic 606 to recognize and measure contract assets and contract liabilities (i.e., deferred revenue) relating to contracts with customers that are acquired in a business combination. Under current GAAP, an acquirer in a business combination is generally required to recognize and measure the assets it acquires and the liabilities it assumes at fair value on the acquisition date. The new guidance will result in the acquirer recording acquired contract assets and liabilities on the same basis that would have been recorded by the acquiree before the acquisition under ASC Topic 606. These amendments are effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The adoption of ASU 2021-08 is not expected to have a material impact on the Company’s financial statements or related disclosures.

In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt – Modifications and Extinguishments (Subtopic 470-50), Compensation (Topic 718), and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity Classified Written Call Options. ASU 2021-04 addresses issuer’s accounting for certain modifications or exchanges of freestanding equity-classified written call options. ASU 2021-04 is effective for fiscal years beginning after December 15, 2021 and interim periods within those fiscal years, with early adoption permitted. The adoption of ASU 2021-04 has not had a material impact on the Company’s financial statements or related disclosures.

ONE WORLD PRODUCTS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In March 2020, the FASB issued ASU 2020-04 establishing Topic 848, Reference Rate Reform. ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The pronouncement provides temporary optional expedients and exceptions to the current guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. The guidance was effective upon issuance and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The adoption of ASU 2020-04 did not have a material impact on the Company’s consolidated financial statements, as we transitioned from the London Interbank Offered Rate, commonly referred to as LIBOR, to alternative references rates, as well as utilizing the aforementioned expedients and exceptions provided in ASU 2020-04.

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

No other new accounting pronouncements, issued or effective during the period ended March 31, 2022, have had or are expected to have a significant impact on the Company’s financial statements.

Note 2 –Going Concern

As shown in the accompanying condensed consolidated financial statements as of March 31, 2022, our balance of cash on hand was $85,405, and we had negative working capital of $1,215,325 and an accumulated deficit of $20,526,394. We are too early in our development stage to project future revenue levels, and may not be able to generate sufficient funds to sustain our operations for the next twelve months. Accordingly, we may need to raise additional cash to fund our operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

ONE WORLD PRODUCTS, INC.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheet as of March 31, 2022 and December 31, 2021, respectively:

	Fair Value Measurements at March 31, 2022
	Level 1	Level 2	Level 3
Assets
Cash	$85,405	$-	$-
Right-of-use asset	-	-	1,502,276
Total assets	85,405	-	1,502,276
Liabilities
Lease liabilities	-	-	1,509,209
Convertible notes payable, net of $269,824 of debt discounts	-	480,176	-
Notes payable	-	600,000	-
Notes payable, related parties	-	200,000	-
Total liabilities	-	(1,280,176)	(1,509,209)
	$85,405	$(1,280,176)	$(6,933)

	Fair Value Measurements at December 31, 2021
	Level 1	Level 2	Level 3
Assets
Cash	$119,678	$-	$-
Total assets	119,678	-	-
Liabilities
Convertible notes payable, net of $412,673 of debt discounts	-	337,327	-
Convertible notes payable	-	319,274	-
Total liabilities	-	(656,601)	-
	$119,678	$(656,601)	$-

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the three months ended March 31, 2022 or the year ended December 31, 2021.

ONE WORLD PRODUCTS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4 – Inventory

Inventories are stated at the lower of cost or market. Cost is determined on a standard cost basis that approximates the first-in, first-out (FIFO) method. Market is determined based on net realizable value. Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value. Our cannabis products consist of cannabis flower grown in-house, along with produced extracts. Inventory consisted of the following at March 31, 2022 and December 31, 2021, respectively.

	March 31,	December 31,
	2022	2021
Raw materials	$27,786	$31,233
Work in progress	148,013	81,182
Finished goods	140,397	108,246
	316,196	220,661
Less obsolescence	(23,438)	(22,066)
Total inventory	$292,758	$198,595

Note 5 – Other Current Assets

Other current assets included the following as of March 31, 2022 and December 31, 2021, respectively:

	March 31,	December 31,
	2022	2021
VAT tax receivable	$178,198	$147,194
Prepaid expenses	15,975	29,366
Deferred cost of goods sold	20,838	19,470
Other receivables	-	110,000
Total	$215,011	$306,030

Note 6 – Security Deposits

Security deposits included the following as of March 31, 2022 and December 31, 2021, respectively:

	March 31,	December 31,
	2022	2021
Utility deposits	$1,090	$1,090
Refundable deposit on equipment purchase	50,000	50,000
Down payment on distillation equipment	1,399,413	1,155,000
Security deposits on leases held in Colombia	83,135	35,869
Security deposit on office lease	14,029	14,029
	$1,547,667	$1,255,988

ONE WORLD PRODUCTS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 7 – Fixed Assets

Fixed assets consist of the following at March 31, 2022 and December 31, 2021, respectively:

	March 31,	December 31,
	2022	2021
Land	$138,248	$138,248
Buildings	473,971	473,971
Office equipment	59,984	56,502
Furniture and fixtures	34,409	34,409
Equipment and machinery	383,829	383,829
	1,090,441	1,086,959
Less: accumulated depreciation	(96,431)	(83,946)
Total	$994,010	$1,003,013

Depreciation and amortization expense totaled $12,485 and $9,884 for the three months ended March 31, 2022 and 2021, respectively.

Note 8 – Accrued Expenses

Accrued expenses consisted of the following at March 31, 2022 and December 31, 2021, respectively:

	March 31,	December 31,
	2022	2021
Accrued payroll	$311,657	$261,044
Accrued withholding taxes and employee benefits	19,683	9,162
Accrued ICA fees and contributions	150,763	129,856
Accrued interest	63,251	57,700
	$545,354	$457,762

Note 9 – Leases

The Company leases its 12,400 square foot extraction facility under a non-cancelable real property lease agreement that commenced on January 1, 2022 and expires on December 31, 2027, with successive five-year options to extend, at a monthly lease term of $15,290 USD, with approximately a 3% annual escalation of lease payments commencing January 1, 2023, subject to the ASU 2016-02.

The Company also leases a residential premise under a non-cancelable real property lease agreement that commenced on September 1, 2021 and expires on August 31, 2024, at a monthly lease term of $1,013 USD, with approximately a 3% annual escalation of lease payments commencing September 1, 2022, subject to the ASU 2016-02.

In addition, the Company leases its corporate offices and operational facility in Colombia under short-term non-cancelable real property lease agreements that expire within a year. The Company doesn’t have any other office or equipment leases subject to the recently adopted ASU 2016-02. The extraction facility and office leases contain provisions requiring payment of property taxes, utilities, insurance, maintenance and other occupancy costs applicable to the leased premise. In the locations in which it is economically feasible to continue to operate, management expects to enter into a new lease upon expiration. The extraction facility lease contains provisions requiring payment of property taxes, utilities, insurance, maintenance and other occupancy costs applicable to the leased premise. As the Company’s leases do not provide implicit discount rates, the Company uses an incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments.

ONE WORLD PRODUCTS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The components of lease expense were as follows:

For the Three
Months Ended
March 31,
2022
Operating lease costs:
Amortization of assets	$33,431
Interest on lease liabilities	26,463
Lease payments on short term leases	12,590
Total lease cost	$72,484

Supplemental balance sheet information related to leases was as follows:

March 31,
2022
Operating leases:
Operating lease assets	$1,502,276

Current portion of operating lease liabilities	$98,326
Noncurrent operating lease liabilities	1,410,883
Total operating lease liabilities	$1,509,209

Weighted average remaining lease term:
Operating leases	8.75 years

Weighted average discount rate:
Operating leases	6.75%

Supplemental cash flow and other information related to leases was as follows:

For the Three
Months Ended
March 31,
2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$26,497

Leased assets obtained in exchange for lease liabilities:
Total operating lease liabilities	$1,535,706

ONE WORLD PRODUCTS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Future minimum annual lease commitments under non-cancelable operating leases are as follows at March 31, 2022:

Operating
Leases

2022 (for the nine months remaining)	$146,851
2023	201,640
2024	203,264
2025	200,496
2026 and thereafter	1,335,816
Total minimum lease payments	2,088,067
Less interest	578,858
Present value of lease liabilities	1,509,209
Less current portion	98,326
Long-term lease liabilities	$1,410,883

Note 10 – Convertible Note Payable

Convertible note payable consists of the following at March 31, 2022 and December 31, 2021, respectively:

	March 31,	December 31,
	2022	2021

On September 24, 2021, the Company completed the sale of a (i) Promissory Note in the principal amount of $750,000 (the “Second AJB Note”) to AJB Capital Investments LLC (“AJB Capital”), (ii) a three-year warrant to purchase 1,500,000 shares of the Company’s common stock at an initial exercise price of $0.25 per share, and (iii) a three-year warrant to purchase 2,000,000 shares of the Company’s common stock at an initial exercise price of $0.50 per share, for an aggregate purchase price of $705,000, pursuant to a Securities Purchase Agreement between the Company and AJB Capital (the “Purchase Agreement”). The aggregate estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 197% and a call option value of $0.1053 and $0.1001, respectively, was $358,017, based on and is being amortized as a debt discount over the life of the loan. The Company received net proceeds of $678,750 after deductions of debt discounts, consisting of $45,000 pursuant to an original issue discount, $15,000 of legal fees and $11,250 of brokerage fees.

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

The obligations of the Company to AJB Capital under the Note and the Purchase Agreement are secured by a lien on the Company’s assets pursuant to a Security Agreement between the Company and AJB Capital.	$750,000	$750,000

Total convertible notes payable	750,000	750,000
Less: unamortized debt discounts	269,824	412,673
Convertible note payable, net of discounts	$480,176	$337,327

ONE WORLD PRODUCTS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company recognized aggregate debt discounts on the convertible notes and notes payable to AJB Capital for the three months ended March 31, 2022 and the year ended December 31, 2021, as follows:

	March 31,	December 31,
	2022	2021

Fair value of 3,250,000 commitment shares of common stock	$418,312	$418,312
Fair value of warrants to purchase 3,500,000 shares of common stock	358,017	358,017
Original issue discounts	53,700	53,700
Legal and brokerage fees	39,300	39,300
Total debt discounts	869,329	869,329
Amortization of debt discounts	599,505	456,656
Unamortized debt discounts	$269,824	$412,673

The aggregate debt discounts of $869,329, for the year ended December 31, 2021, are being amortized over the life of the loan using the straight-line method, which approximates the effective interest method. The Company recorded finance expense in the amount of $142,849 and $79,921 on the amortization of these discounts for the three months ended March 31, 2022 and 2021, respectively.

The convertible note limits the maximum number of shares that can be owned by the note holder as a result of the conversions to common stock to 4.99% of the Company’s issued and outstanding shares.

The Company recorded interest expense pursuant to the stated interest rates on the convertible note in the amount of $14,795 for the three months ended March 31, 2022.

Note 11 – Notes Payable

Notes payable consists of the following at March 31, 2022 and December 31, 2021, respectively:

	March 31,	December 31,
	2022	2021

On March 1, 2022, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., received an advance of $400,000 from an individual pursuant to an unsecured promissory note, maturing on January 1, 2024, that carries an 8% interest rate.	$400,000	$-

On February 15, 2022, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., received an advance of $200,000 from an individual pursuant to an unsecured promissory note, maturing on January 1, 2024, that carries an 8% interest rate.	200,000	-

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

Under the Payroll Protection Program, the Company was eligible for loan forgiveness up to the full amount of the PPP Note and any accrued interest. The forgiveness amount was equal to the amount that the Company spent during the 24-week period beginning May 4, 2020 on payroll costs, payment of rent on any leases in force prior to February 15, 2020 and payment on any utility for which service began before February 15, 2020. The maximum amount of loan forgiveness for non-payroll expenses was 40% of the amount of the PPP Note. A total of $121,372, consisting of $119,274 of principal and $2,098 of interest, was forgiven on February 11, 2022.	-	119,274

Total notes payable	600,000	119,274
Less: current maturities	-	119,274
Notes payable, long-term portion	$600,000	$-

The Company recorded interest expense pursuant to the stated interest rates on the notes payable in the amount of $3,888 and $9,069 for the three months ended March 31, 2022 and 2021, respectively.

ONE WORLD PRODUCTS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 12 – Notes Payable, Related Party

Notes payable, related party, consists of the following at March 31, 2022 and December 31, 2021, respectively:

	March 31,	December 31,
	2022	2021

On December 29, 2021, the Company received an advance of $200,000 from Dr. Kenneth Perego, II, M.D., our Vice Chairman of the Board pursuant to an unsecured promissory note due January 1, 2024 that carried an 8% interest rate.	$200,000	$200,000

Total notes payable. related party	200,000	200,000
Less: current maturities	-	-
Notes payable, related party, long-term portion	$200,000	$200,000

The Company recorded interest expense pursuant to the stated interest rates on the notes payable, related party, in the amount of $3,967 for the three months ended March 31, 2022.

The Company recognized interest expense for the three months ended March 31, 2022 and 2021, as follows:

	March 31,	March 31,
	2022	2021

Interest on convertible notes	$14,795	$-
Interest on notes payable	3,888	9,069
Interest on notes payable, related party	3,967	-
Amortization of debt discounts	17,569	5,994
Amortization of debt discounts, common stock	37,002	73,927
Amortization of debt discounts, warrants	88,278	-
Interest on accounts payable	693	4,471
Total interest expense	$166,192	$93,461

Note 13 – Convertible Preferred Stock

Preferred Stock

The Company has 10,000,000 authorized shares of $0.001 par value “blank check” preferred stock, of which 500,000 shares have been designated Series A Preferred Stock and 300,000 shares have been designated Series B Preferred Stock. The shares of Series A Preferred Stock and Series B Preferred Stock are each currently convertible into one hundred (100) shares of the Company’s common stock. The Series A Preferred Stock accrues dividends at the rate of 6% per annum, payable in cash as and when declared by the Board or upon a liquidation. The shares of Series B Preferred Stock are not entitled to dividends, other than the right to participate in dividends payable to holders of common stock on an as-converted basis. As of March 31, 2022, there were 65,233 and 238,501 shares of Series A Preferred Stock and Series B Preferred Stock, respectively, issued and outstanding. The Series A and B Preferred Stock are presented as mezzanine equity on the balance sheet due because they carry a stated value of $10 and $15 per share, respectively, and a deemed liquidation clause, which entitles the holders thereof to receive proceeds thereof in an amount equal to the stated value per share, plus any accrued and unpaid dividends, before any payment may be made to holders of common stock. Each share of Preferred Stock carries a number of votes equal to the number of shares of common stock into which such Preferred Stock may then be converted. The Preferred Stock generally will vote together with the common stock and not as a separate class.

The Series A and B Preferred Stock have been classified outside of permanent equity and liabilities. the Series A Preferred Stock embodies conditional obligations that the Company may settle by issuing a variable number of equity shares, and in both the Series A and B Preferred Stock, monetary value of the obligation is based on a fixed monetary amount known at inception.

ONE WORLD PRODUCTS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Series A Preferred Stock Issuances

No shares of Series A Preferred Stock were issued during the three months ending March 31, 2022.

Preferred Stock Dividends

The Series A Preferred Stock accrues dividends at the rate of 6% per annum, payable in cash as and when declared by the Board or upon a liquidation. The Company recognized $10,258 and $22,227 for the three months ended March 31, 2022 and 2021, respectively. A total of $109,178 of dividends had accrued as of March 31, 2022.

Series B Preferred Stock Issuances

No shares of Series B Preferred Stock were issued during the three months ending March 31, 2022.

Note 14 – Changes in Stockholders’ Equity

Common Stock

The Company is authorized to issue an aggregate of 300,000,000 shares of common stock with a par value of $0.001. As of March 31, 2022, there were 65,861,631 shares of common stock issued and outstanding.

Common Stock Issued on Subscriptions Payable

On March 29, 2022, the Company issued 262,066 shares of common stock on a Subscriptions Payable for the December 1, 2021 award of common stock to COR IR for services.

Amortization of Stock-Based Compensation

A total of $837,955 of stock-based compensation expense was recognized from the amortization of options to purchase common stock over their vesting period during the three months ended March 31, 2022.

Note 15 – Common Stock Options

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

The Company recognized a total of $41,114, and $428,090 of compensation expense during the three months ended March 31, 2022 and 2021, respectively, related to common stock options issued in the prior year to Officers, Directors, and Employees that are being amortized over the implied service term, or vesting period, of the options. The remaining unamortized balance of these options is $261,567 as of March 31, 2022.

ONE WORLD PRODUCTS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 16 – Income Taxes

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the three months ended March 31, 2022, and the year ended December 31, 2021, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At March 31, 2022, the Company had approximately $5,736,000 of federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2025.

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at March 31, 2022 and December 31, 2021, respectively.

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

Note 17 – Subsequent Events

Debt Financing, Related Parties

On May 5, 2022, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., received an advance of $10,000 from the Company’s Vice Chairman pursuant to an unsecured demand note that carries a 6% interest rate.

On May 2, 2022, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., received an advance of $20,000 from the Company’s Chairman pursuant to an unsecured demand note that carries a 6% interest rate.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended December 31, 2021 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

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

Results of Operations for the Three Months Ended March 31, 2022 and 2021:

The following table summarizes selected items from the statement of operations for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,		Increase /
	2022	2021	(Decrease)
Revenues	$10,147	$23,282	$(13,135)
Cost of goods sold	9,956	7,579	2,377
Gross profit	191	15,703	(15,512)

Operating expenses:
General and administrative	381,383	740,426	(359,043)
Professional fees	171,050	219,463	(48,413)
Depreciation expense	12,485	9,884	2,601
Total operating expenses:	564,918	969,773	(404,855)

Operating loss	(564,727)	(954,070)	(389,343)

Total other income (expense)	(44,779)	(86,147)	(41,368)

Net loss	$(609,506)	$(1,040,217)	$(430,711)

Revenues

Revenues during the three months ended March 31, 2022 were $10,147, compared to $23,282 during the three months ended March 31, 2021, a decrease of $13,135, or 56%. Revenues decreased slightly as we began to shift our focus toward producing and selling oils.

Cost of Goods Sold

Cost of goods sold for the three months ended March 31, 2022 were $9,956, compared to $7,579 for the three months ended March 31, 2021, an increase of $2,377, or 31%. Cost of goods sold consists primarily of labor, agricultural raw materials, depreciation and overhead.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2022 were $381,383, compared to $740,426 during the three months ended March 31, 2021, a decrease of $359,043, or 48%. The expenses for the current period consisted primarily of compensation expenses, office rent, and travel costs. General and administrative expenses decreased primarily due to decreased stock-based compensation related to the amortization of stock options and shares issued to officers that were incurred in the prior year, and not awarded in the current year at similar levels. General and administrative expenses included non-cash, stock-based compensation of $29,347 and $322,812 during the three months ended March 31, 2022 and 2021, respectively.

Professional Fees

Professional fees for the three months ended March 31, 2022 were $171,050, compared to $219,463 during the three months ended March 31, 2021, a decrease of $48,413, or 22%. Professional fees included non-cash, stock-based compensation of $11,767 and $105,278 during the three months ended March 31, 2022 and 2021, respectively. Professional fees decreased primarily due to decreased stock-based compensation efforts during the current period.

Depreciation Expense

Depreciation expense for the three months ended March 31, 2022 was $12,485, compared to $9,884 during the three months ended March 31, 2021, an increase of $2,601, or 26%. Depreciation expense increased as equipment was placed in service in the second half of the prior year.

Other Income (Expense)

Other expenses, on a net basis, for the three months ended March 31, 2022 were $44,779, compared to other expenses, on a net basis, of $86,147 during the three months ended March 31, 2021, a decrease in net expenses of $41,368, or 48%. Other expenses consisted of $166,192 of interest expense, including $125,280 of stock-based finance costs on the amortization of debt discounts, as partially offset by a gain on early extinguishment of debt of $121,372 on the forgiveness of a PPP Loan and $41 of interest income, for the three months ended March 31, 2022, compared to $93,461 of interest expense, including $73,927 of stock-based finance costs on the amortization of debt discounts, as partially offset by $7,000 of sublease income on sublet office space and $314 of interest income during the three months ended March 31, 2021.

Net Loss

Net loss for the three months ended March 31, 2022 was $609,506, or $0.01 per share, compared to $1,040,217, or $0.02 per share, during the three months ended March 31, 2021, a decrease of $430,711, or 41%. The net loss decreased primarily due to decreased stock-based compensation during the current period.

Liquidity and Capital Resources

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, financing activities and effect of exchange rate changes on cash for the three months ended March 31, 2022 and 2021:

	2022	2021
Operating Activities	$(647,595)	$(766,038)
Investing Activities	(3,482)	(157,988)
Financing Activities	600,000	1,769,750
Effect of Exchange Rate Changes on Cash	16,804	360
Net Increase (Decrease) in Cash	$(34,273)	$846,084

Net Cash Used in Operating Activities

During the three months ended March 31, 2022, net cash used in operating activities was $647,595, compared to net cash used in operating activities of $766,038 for the three months ended March 31, 2021. The cash used in operating activities was primarily attributable to our net loss.

Net Cash Used in Investing Activities

During the three months ended March 31, 2022, net cash used in investing activities was $3,482, compared to net cash used in investing activities of $157,988 for the three months ended March 31, 2021. The cash used in investing activities consisted of purchases of fixed assets.

Net Cash Provided by Financing Activities

During the three months ended March 31, 2022, net cash provided by financing activities was $600,000, compared to net cash provided by financing activities of $1,769,750 for the three months ended March 31, 2021. The current period consisted of $600,000 of proceeds received on debt financing, compared to $268,250 of proceeds received on debt financing and $1,527,500 received on the sale of preferred and common stock, less debt repayments of $26,000, during the three months ended March 31, 2021.

Ability to Continue as a Going Concern

As of March 31, 2022, our balance of cash on hand was $85,405, and we had negative working capital of $1,215,325 and an accumulated deficit of $20,526,394. We are too early in our development stage to project future revenue levels, and may not be able to generate sufficient funds to sustain our operations for the next twelve months. Accordingly, we may need to raise additional cash to fund our operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. The Company’s sales to date have primarily consisted of the sale of seeds. These sales include multi-element arrangements whereby the Company collects 50% of the sale upon delivery of the sales, and the remaining 50% upon the completion of the harvest, whether the seeds result in a successful crop, or not. In addition, the Company has a right of first refusal to purchase products resulting from the harvest. At March 31, 2022, the Company had $31,072 of deferred revenues and $20,838 of deferred cost of goods sold, as included in other current assets on the balance sheet, that are expected to be recognized upon the customers’ completion of their harvests in 2022.

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

Stock-Based Compensation

The Company accounts for equity instruments issued to employees and non-employees in accordance with the provisions of ASC 718 Stock Compensation (ASC 718). All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty’s performance is complete or the date at which a commitment for performance by the counterparty to earn the equity instruments is reached because of sufficiently large disincentives for nonperformance.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

The following issuances of equity securities by the Company during the three month period ended March 31, 2022 were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder:

Common Stock Issued for Services

On March 29, 2022, the Company issued 262,066 shares of common stock for services.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	Exhibits

Exhibit	Description
2.1	Agreement and Plan of Merger dated February 21, 2019, among the Registrant, OWP Merger Subsidiary Inc. and OWP Ventures, Inc. (incorporated by reference to Exhibit 2.1 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on February 25, 2019)
2.2	Agreement and Plan of Merger dated October 11, 2021, between One World Pharma, Inc. and One World Products, Inc. (incorporated by reference to Exhibit 2.1 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on November 30, 2021)
2.3	Articles of Merger Pursuant to NRS 92A.200 as filed with the Nevada Secretary of State on November 23, 2021 (incorporated by reference to Exhibit 2.1 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on November 30, 2021)
3.1	Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 24, 2014)
3.2	Certificate of Amendment to Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 8, 2019)
3.3	Certificate of Amendment to Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2020)
3.4	Certificate of Designation of Series A Preferred Stock of the Registrant dated June 1, 2020 (incorporated by reference to Exhibit 3.4 of the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 26, 2020)
3.5	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 24, 2014)
3.6	Certificate of Designation of Series B Preferred Stock of the Registrant dated February 2, 2021 (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the Securities and Exchange Commission on February 8, 2021)
4.1	Description of Securities (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form 10-K filed with the Securities and Exchange Commission on April 15, 2021)
4.2	Promissory Note of One World Pharma, Inc. in the principal amount of $290,000 issued to AJB Capital Investments LLC, dated January 20, 2021 (incorporated by reference to Exhibit 4.1 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on January 25, 2021)
4.3	Promissory Note of One World Pharma, Inc. in the principal amount of $750,000 issued to AJB Capital Investments LLC, dated September 24, 2021 (incorporated by reference to Exhibit 4.1 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on September 27, 2021)
4.4	Common Stock Purchase Warrant to purchase 1,500,000 shares of common stock of One World Pharma, Inc. issued to AJB Capital Investments LLC, dated September 24, 2021 (incorporated by reference to Exhibit 4.2 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on September 27, 2021)
4.5	Common Stock Purchase Warrant to purchase 2,000,000 shares of common stock of One World Pharma, Inc. issued to AJB Capital Investments LLC, dated September 24, 2021 (incorporated by reference to Exhibit 4.3 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on September 27, 2021)
10.1	Promissory Note between OWP Ventures, Inc. and Dr. Kenneth Perego, II, dated December 29, 2021 (incorporated by reference to Exhibit 10.1 of the Form 10-K filed with the Securities and Exchange Commission by One World Products, Inc. on April 15, 2022)
10.2	Addendum to Commercial Lease dated November 1, 2021, between Ripper Series, LLC and OWP Ventures, Inc. (incorporated by reference to Exhibit 10.2 of the Form 10-K filed with the Securities and Exchange Commission by One World Products, Inc. on April 15, 2022)
10.3	Commercial Lease dated December 2, 2018, between Larry R. Haupert dba Rexco and One World Pharma S.A.S. (incorporated by reference to Exhibit 10.3 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on February 25, 2019)
10.4	Commercial Lease dated October 16, 2018, between Ripper Series, LLC and OWP Ventures, Inc. (incorporated by reference to Exhibit 10.4 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on February 25, 2019)
10.5	One World Pharma, Inc. 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2020)
10.6	Form of Stock Option Grant Notice for grants under the 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2020)
10.7	Form of Option Agreement for grants under the 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2020)

10.8	Securities Purchase Agreement, dated September 24, 2021, between One World Pharma, Inc. and AJB Capital Investments LLC (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on September 27, 2021)
10.9	Security Agreement, dated September 24, 2021, between One World Pharma, Inc. and AJB Capital Investments LLC (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on September 27, 2021)
10.10*	Commercial Lease Agreement dated November 26, 2021, between R&B Inversiones S.A.S. and One World Pharma S.A.S.
10.11*	Residential Lease Agreement dated February 14, 2020, between Grupo Empresarial OIKOS S.A.S. and One World Pharma S.A.S.
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
32.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Schema Document
101.CAL*	Inline XBRL Calculation Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document
101.LAB*	Inline XBRL Labels Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 16, 2022

One World Products, Inc.

/s/ Isiah L. Thomas III
Isiah L. Thomas III
Chief Executive Officer
(Principal Executive Officer)

/s/ Timothy Woods
Timothy Woods
Chief Financial Officer
(Principal Financial Officer)

