Form 10-Q
period 2022-06-30
One World Products, Inc.
filed 2022-08-22
CIK 1622244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 333-200529

ONE WORLD PRODUCTS, INC.

(Exact name of registrant as specified in its charter)

Nevada	61-1744826
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2332 Galiano Street, 2nd Floor, Coral Gables, Florida 33134	89118
(Address of principal executive offices)	(zip code)

(800) 605-3210

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

The number of shares of registrant’s common stock outstanding as of August 18, 2022 was 65,861,631.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ONE WORLD PRODUCTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(Unaudited)
Assets

Current assets:
Cash	$54,797	$119,678
Accounts receivable	26,753	19,880
Inventory	315,722	198,595
Other current assets	231,194	306,030
Total current assets	628,466	644,183

Right-of-use assets	1,483,218	-
Security deposits	1,532,055	1,255,988
Fixed assets, net	1,021,557	1,003,013

Total Assets	$4,665,296	$2,903,184

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$675,150	$480,146
Accrued expenses	678,161	457,762
Deferred revenues	33,510	30,164
Dividends payable	118,025	98,920
Current portion of lease liabilities	106,999	-
Convertible notes payable, net of $125,389 and $412,673 of debt discounts at June 30, 2022 and December 31, 2021, respectively	624,611	337,327
Notes payable, current maturities	152,636	119,274
Notes payable, related parties, current maturities	40,000	-
Total current liabilities	2,429,092	1,523,593

Long-term lease liability	1,389,982	-
Notes payable, long-term portion	700,000	-
Notes payable, related parties, long-term portion	200,000	200,000

Total Liabilities	4,719,074	1,723,593

Series A convertible preferred stock, $0.001 par value, 500,000 shares authorized; 65,233 shares issued and outstanding	652,330	652,330
Series B convertible preferred stock, $0.001 par value, 300,000 shares authorized; 238,501 shares issued and outstanding	3,577,515	3,577,515

Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value, 9,200,000 shares authorized; no shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized; 65,861,631 and 65,599,565 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	65,862	65,600
Additional paid-in capital	16,928,274	16,843,656
Subscriptions payable, consisting of 262,066 shares at December 31, 2021	-	21,725
Accumulated other comprehensive loss	(59,875)	(64,347)
Accumulated (deficit)	(21,217,884)	(19,916,888)
Total Stockholders’ Equity (Deficit)	(4,283,623)	(3,050,254)

Total Liabilities and Stockholders’ Equity (Deficit)	$4,665,296	$2,903,184

See accompanying notes to financial statements.

ONE WORLD PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Revenues	$32,864	$42,323	$43,011	$65,605
Cost of goods sold	20,840	173	30,796	7,752
Gross profit	12,024	42,150	12,215	57,853

Operating expenses:
General and administrative	387,807	368,146	769,190	1,108,572
Professional fees	113,805	306,194	284,855	525,657
Depreciation expense	12,172	13,114	24,657	22,998
Total operating expenses	513,784	687,454	1,078,702	1,657,227

Operating loss	(501,760)	(645,304)	(1,066,487)	(1,599,374)

Other income (expense):
Sublease income	1,000	7,500	1,000	14,500
Gain on early extinguishment of debt	-	-	121,372	-
Interest income	-	1,244	41	1,558
Interest expense	(190,730)	(116,634)	(356,922)	(210,095)
Total other expense	(189,730)	(107,890)	(234,509)	(194,037)

Net loss	$(691,490)	$(753,194)	$(1,300,996)	$(1,793,411)

Other comprehensive loss:
Gain (loss) on foreign currency translation	$(12,332)	$(5,779)	$4,472	$(5,419)

Net other comprehensive loss	$(703,822)	$(758,973)	$(1,296,524)	$(1,798,830)
Series A convertible preferred stock declared ($0.60 per share)	(8,847)	12,616	(19,105)	(34,843)
Net loss attributable to common shareholders	$(712,669)	$(746,357)	$(1,315,629)	$(1,833,673)

Weighted average number of common shares outstanding - basic	65,861,631	59,329,167	65,734,218	58,721,432
Net loss per share - basic	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Weighted average number of common shares outstanding - fully diluted	65,861,631	59,329,167	65,734,218	58,721,432
Net loss per share - fully diluted	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Dividends declared per share of common stock	$0.00	$0.00	$0.00	$0.00

See accompanying notes to financial statements.

ONE WORLD PHARMA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	For the Three Months Ended June 30, 2021
	Series A Convertible		Series B Convertible				Additional		Accumulated Other		Total Stockholders’
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Subscriptions	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Income (Loss)	Deficit	(Deficit)

Balance, March 31, 2021	125,233	$1,252,330	101,835	$1,527,525	57,335,305	$57,335	$14,998,510	$100,000	$(52,510)	$(17,172,543)	$(2,069,208)

Series B convertible preferred stock sold for cash to our CEO	-	-	103,334	1,550,010	-	-	-	-	-	-	-

Conversion of series A convertible preferred stock	(30,000)	(300,000)	-	-	4,000,000	4,000	396,000	(100,000)	-	-	300,000

Common stock issued for services	-	-	-	-	580,678	581	107,215	-	-	-	107,796

Amortization of common stock options issued for services	-	-	-	-	-	-	226,489	-	-	-	226,489

Series A convertible preferred stock dividend declared ($0.60 per share)	-	-	-	-	-	-	(12,616)	-	-	-	(12,616)

Loss on foreign currency translation	-	-	-	-	-	-	-	-	(5,779)	-	(5,779)

Net loss	-	-	-	-	-	-	-	-	-	(753,194)	(753,194)

Balance, June 30, 2021	95,233	$952,330	205,169	$3,077,535	61,915,983	$61,916	$15,715,598	$-	$(58,289)	$(17,925,737)	$(2,206,512)

	For the Three Months Ended June 30, 2022
	Series A Convertible		Series B Convertible				Additional		Accumulated Other		Total Stockholders’
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Subscriptions	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Income (Loss)	Deficit	(Deficit)

Balance, March 31, 2022	65,233	$652,330	238,501	$3,577,515	65,861,631	$65,862	$16,895,975	$-	$(47,543)	$(20,526,394)	$(3,612,100)

Amortization of common stock options issued for services	-	-	-	-	-	-	41,146	-	-	-	41,146

Series A convertible preferred stock dividend declared ($0.60 per share)	-	-	-	-	-	-	(8,847)	-	-	-	(8,847)

Gain on foreign currency translation	-	-	-	-	-	-	-	-	(12,332)	-	(12,332)

Net loss	-	-	-	-	-	-	-	-	-	(691,490)	(691,490)

Balance, June 30, 2022	65,233	$652,330	238,501	$3,577,515	65,861,631	$65,862	$16,928,274	$-	$(59,875)	$(21,217,884)	$(4,283,623)

	For the Six Months Ended June 30, 2021
	Series A Convertible		Series B Convertible				Additional		Accumulated Other		Total Stockholders’
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Subscriptions	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Income (Loss)	Deficit	(Deficit)

Balance, December 31, 2020	150,233	$1,502,330	-	$-	53,085,305	$53,085	$14,103,672	$75,000	$(52,870)	$(16,132,326)	$(1,953,439)

Series B convertible preferred stock sold for cash to our CEO	-	-	170,001	2,550,015	-	-	-	-	-	-	-

Series B convertible preferred stock sold for cash	-	-	35,168	527,520	-	-	(25)	-	-	-	(25)

Common stock sold for cash	-	-	-	-	750,000	750	74,250	(75,000)	-	-	-

Conversion of series A convertible preferred stock	(55,000)	(550,000)	-	-	5,500,000	5,500	544,500	-	-	-	550,000

Common stock issued for services	-	-	-	-	580,678	581	107,215	-	-	-	107,796

Commitment shares issued pursuant to promissory note	-	-	-	-	2,000,000	2,000	266,250	-	-	-	268,250

Amortization of common stock options issued for services	-	-	-	-	-	-	654,579	-	-	-	654,579

Series A convertible preferred stock dividend declared ($0.60 per share)	-	-	-	-	-	-	(34,843)	-	-	-	(34,843)

Loss on foreign currency translation	-	-	-	-	-	-	-	-	(5,419)	-	(5,419)

Net loss	-	-	-	-	-	-	-	-	-	(1,793,411)	(1,793,411)

Balance, June 30, 2021	95,233	$952,330	205,169	$3,077,535	61,915,983	$61,916	$15,715,598	$-	$(58,289)	$(17,925,737)	$(2,206,512)

	For the Six Months Ended June 30, 2022
	Series A Convertible		Series B Convertible				Additional		Accumulated Other		Total Stockholders’
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Subscriptions	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Income (Loss)	Deficit	(Deficit)

Balance, December 31, 2021	65,233	$652,330	238,501	$3,577,515	65,599,565	$65,600	$16,843,656	$21,725	$(64,347)	$(19,916,888)	$(3,050,254)

Common stock issued for services	-	-	-	-	262,066	262	21,463	(21,725)	-	-	-

Amortization of common stock options issued for services	-	-	-	-	-	-	82,260	-	-	-	82,260

Series A convertible preferred stock dividend declared ($0.60 per share)	-	-	-	-	-	-	(19,105)	-	-	-	(19,105)

Gain on foreign currency translation	-	-	-	-	-	-	-	-	4,472	-	4,472

Net loss	-	-	-	-	-	-	-	-	-	(1,300,996)	(1,300,996)

Balance, June 30, 2022	65,233	$652,330	238,501	$3,577,515	65,861,631	$65,862	$16,928,274	$-	$(59,875)	$(21,217,884)	$(4,283,623)

See accompanying notes to financial statements.

ONE WORLD PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(1,300,996)	$(1,793,411)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	24,657	22,998
Gain on early extinguishment of debt	(121,372)	-
Amortization of debt discounts	300,600	183,819
Stock-based compensation	-	107,796
Amortization of options issued for services	82,260	654,579
Decrease (increase) in assets:
Accounts receivable	(6,873)	(23,095)
Inventory	(117,127)	(146,714)
Other current assets	74,836	(21,640)
Right-of-use assets	52,488	22,636
Security deposits	(276,067)	(2,239)
Increase (decrease) in liabilities:
Accounts payable	195,004	(175,327)
Accrued expenses	222,497	(100,163)
Deferred revenues	3,346	-
Lease liability	(38,725)	(22,114)
Net cash used in operating activities	(905,472)	(1,292,875)

Cash flows from investing activities
Purchase of fixed assets	(43,201)	(223,922)
Net cash used in investing activities	(43,201)	(223,922)

Cash flows from financing activities
Repayment of convertible note payable	-	(40,567)
Proceeds from notes payable	839,320	268,250
Proceeds from notes payable, related parties	40,000	-
Proceeds from sale of preferred and common stock	-	3,077,510
Net cash provided by financing activities	879,320	3,305,193

Effect of exchange rate changes on cash	4,472	(5,419)

Net increase (decrease) in cash	(64,881)	1,782,977
Cash - beginning	119,678	28,920
Cash - ending	$54,797	$1,811,897

Supplemental disclosures:
Interest paid	$27,932	$8,175
Income taxes paid	$-	$-

Non-cash investing and financing transactions:
Fair value of common shares issued for conversion of debt	$-	$1,537,750
Value of commitment shares issued as a debt discount	$-	$268,250
Dividends payable	$19,105	$34,843
Initial recognition of right-of-use assets and lease liabilities	$1,535,706	$-

See accompanying notes to financial statements.

ONE WORLD PRODUCTS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Nature of Business and Significant Accounting Policies

Nature of Business

One World Products, Inc., formerly known as One World Pharma, Inc. (the “Company,” “we,” “our” or “us”) was incorporated in Nevada on September 2, 2014. On February 21, 2019, we entered into an Agreement and Plan of Merger with OWP Merger Subsidiary, Inc., our wholly-owned subsidiary, and OWP Ventures, Inc. (“OWP Ventures”), which is the parent company of One World Pharma SAS, a Colombian company (“OWP Colombia”). Pursuant to the Merger Agreement, we acquired OWP Ventures (and indirectly, OWP Colombia) by the merger of OWP Merger Subsidiary with and into OWP Ventures, with OWP Ventures being the surviving entity as our wholly-owned subsidiary (the “Merger”). As a result of the Merger (a) holders of the outstanding capital stock of OWP Ventures received an aggregate of 39,475,398 shares of our common stock; (b) options to purchase 825,000 shares of common stock of OWP Ventures at an exercise price of $0.50 automatically converted into options to purchase 825,000 shares of our common stock at an exercise price of $0.50; (c) the outstanding principal and interest under a $300,000 convertible note issued by OWP Ventures became convertible, at the option of the holder, into shares of our common stock at a conversion price equal to the lesser of $0.424 per share or 80% of the price we sell our common stock in a future “Qualified Offering”; (d) 875,000 shares of our common stock owned by OWP Ventures prior to the Merger were cancelled; and (e) OWP Ventures’ chief operating officer became our chief operating officer and two of OWP Ventures’ directors became members of our board of directors. The Company’s headquarters are located in Coral Gables, Florida, and all of its customers are outside of the United States. On January 10, 2019, the Company changed its name from Punto Group, Corp. to One World Pharma, Inc., and on November 23, 2021, the Company changed its name to One World Products, Inc. through the merger of One World Products, Inc., a recently formed Nevada corporation wholly-owned by the Company, with and into the Company (the “Name Change Merger”) pursuant to the applicable provisions of the Nevada Revised Statutes (“NRS”). As permitted by the NRS, the articles of merger filed with the Secretary of State of the state of Nevada to effect the Name Change Merger amended Article I of the Company’s Articles of Incorporation to change the Company’s name to “One World Products, Inc.” The Name Change Merger was effected solely to effect the change of the Company’s name, and had no effect on the Company’s officers, directors, operations, assets or liabilities.

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

ONE WORLD PRODUCTS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the following entities, all of which were under common control and ownership at June 30, 2022:

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

The consolidated financial statements herein contain the operations of the wholly-owned subsidiaries listed above. As of August 1, 2022, the Company’s headquarters are located in Coral Gables, Florida and substantially all of its production efforts are within Popayán, Colombia.

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

Cash in Excess of FDIC Insured Limits

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000, under current regulations. The Company did not have any cash in excess of FDIC insured limits at June 30, 2022, and has not experienced any losses in such accounts.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. The Company’s sales to date have primarily consisted of the sale of seeds. These sales include multi-element arrangements whereby the Company collects 50% of the sale upon delivery of the sales, and the remaining 50% upon the completion of the harvest, whether the seeds result in a successful crop, or not. In addition, the Company has a right of first refusal to purchase products resulting from the harvest. At June 30, 2022, the Company had $33,510 of deferred revenues and $22,132 of deferred cost of goods sold, as included in other current assets on the balance sheet, that are expected to be recognized upon the customers’ completion of their harvests in 2022.

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

No other new accounting pronouncements, issued or effective during the period ended June 30, 2022, have had or are expected to have a significant impact on the Company’s financial statements.

Note 2 –Going Concern

As shown in the accompanying condensed consolidated financial statements as of June 30, 2022, our balance of cash on hand was $54,797, and we had negative working capital of $1,800,626 and an accumulated deficit of $21,217,884. We are too early in our development stage to project future revenue levels, and may not be able to generate sufficient funds to sustain our operations for the next twelve months. Accordingly, we may need to raise additional cash to fund our operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

In the event sales do not materialize at the expected rates, management would seek additional financing and would attempt to conserve cash by further reducing expenses. There can be no assurance that we will be successful in achieving these objectives; therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

ONE WORLD PRODUCTS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheet as of June 30, 2022 and December 31, 2021, respectively:

	Fair Value Measurements at June 30, 2022
	Level 1	Level 2	Level 3
Assets
Cash	$54,797	$-	$-
Right-of-use asset	-	-	1,483,218
Total assets	54,797	-	1,483,218
Liabilities
Lease liabilities	-	-	1,496,981
Convertible notes payable, net of $125,389 of debt discounts	-	624,611	-
Notes payable	-	852,636	-
Notes payable, related parties	-	240,000	-
Total liabilities	-	(1,717,247)	(1,496,981)
	$54,797	$(1,717,247)	$(13,763)

	Fair Value Measurements at December 31, 2021
	Level 1	Level 2	Level 3
Assets
Cash	$119,678	$-	$-
Total assets	119,678	-	-
Liabilities
Convertible notes payable, net of $412,673 of debt discounts	-	337,327	-
Convertible notes payable	-	319,274	-
Total liabilities	-	(656,601)	-
	$119,678	$(656,601)	$-

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the six months ended June 30, 2022 or the year ended December 31, 2021.

ONE WORLD PRODUCTS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4 – Inventory

Inventories are stated at the lower of cost or net realizable value. Cost is determined on a standard cost basis that approximates the first-in, first-out (FIFO) method. Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value. Our cannabis products consist of cannabis flower grown in-house, along with produced extracts. Inventory consisted of the following at June 30, 2022 and December 31, 2021, respectively.

	June 30,	December 31,
	2022	2021
Raw materials	$25,105	$31,233
Work in progress	105,805	81,182
Finished goods	206,096	108,246
	337,006	220,661
Less obsolescence	(21,284)	(22,066)
Total inventory	$315,722	$198,595

Note 5 – Other Current Assets

Other current assets included the following as of June 30, 2022 and December 31, 2021, respectively:

	June 30,	December 31,
	2022	2021
VAT tax receivable	$182,379	$147,194
Prepaid expenses	26,683	29,366
Deferred cost of goods sold	22,132	19,470
Other receivables	-	110,000
Total	$231,194	$306,030

Note 6 – Security Deposits

Security deposits included the following as of June 30, 2022 and December 31, 2021, respectively:

	June 30,	December 31,
	2022	2021
Utility deposits	$1,090	$1,090
Refundable deposit on equipment purchase	50,000	50,000
Down payment on distillation equipment	1,399,413	1,155,000
Security deposits on leases held in Colombia	67,523	35,869
Security deposit on office lease	14,029	14,029
	$1,532,055	$1,255,988

ONE WORLD PRODUCTS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 7 – Fixed Assets

Fixed assets consist of the following at June 30, 2022 and December 31, 2021, respectively:

	June 30,	December 31,
	2022	2021
Land	$138,248	$138,248
Buildings	473,971	473,971
Office equipment	59,984	56,502
Furniture and fixtures	34,409	34,409
Equipment and machinery	423,548	383,829
	1,130,160	1,086,959
Less: accumulated depreciation	(108,603)	(83,946)
Total	$1,021,557	$1,003,013

Depreciation and amortization expense totaled $24,657 and $22,998 for the six months ended June 30, 2022 and 2021, respectively.

Note 8 – Accrued Expenses

Accrued expenses consisted of the following at June 30, 2022 and December 31, 2021, respectively:

	June 30,	December 31,
	2022	2021
Accrued payroll	$410,627	$261,044
Accrued withholding taxes and employee benefits	24,557	9,162
Accrued ICA fees and contributions	158,985	129,856
Accrued interest	83,992	57,700
	$678,161	$457,762

Note 9 – Leases

The Company leases its 12,400 square foot extraction facility under a non-cancelable real property lease agreement that commenced on January 1, 2022 and expires on December 31, 2027, with successive five-year options to extend, at a monthly lease term of 57,339,000 COP, or approximately $15,290 USD, with approximately a 3% annual escalation of lease payments commencing January 1, 2023.

The Company also leases a residential premise under a non-cancelable real property lease agreement that commenced on September 1, 2021 and expires on August 31, 2024, at a monthly lease term of 3,800,000 COP, or approximately $1,013 USD, with approximately a 3% annual escalation of lease payments commencing September 1, 2022.

The Company leases another residential premise under a non-cancelable real property lease agreement that commenced on June 1, 2022 and expires on May 30, 2024, at a monthly lease term of 1,900,000 COP, or approximately $507 USD, with an 8% annual escalation of lease payments commencing June 1, 2023.

In addition, the Company leases its corporate offices and operational facility in Colombia under short-term non-cancelable real property lease agreements that expire within a year. The Company doesn’t have any other office or equipment leases that would require capitalization. The extraction facility and office leases contain provisions requiring payment of property taxes, utilities, insurance, maintenance and other occupancy costs applicable to the leased premise. In the locations in which it is economically feasible to continue to operate, management expects to enter into a new lease upon expiration. The extraction facility lease contains provisions requiring payment of property taxes, utilities, insurance, maintenance and other occupancy costs applicable to the leased premise. As the Company’s leases do not provide implicit discount rates, the Company uses an incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments.

ONE WORLD PRODUCTS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The components of lease expense were as follows:

For the Six
Months Ended
June 30,
2022
Operating lease costs:
Amortization of assets	$60,833
Interest on lease liabilities	51,131
Lease payments on short term leases	33,067
Total lease cost	$145,031

Supplemental balance sheet information related to leases was as follows:

June 30,
2022
Operating leases:
Operating lease assets	$1,483,218

Current portion of operating lease liabilities	$106,999
Noncurrent operating lease liabilities	1,389,982
Total operating lease liabilities	$1,496,981

Weighted average remaining lease term:
Operating leases	8.50 years

Weighted average discount rate:
Operating leases	6.75%

Supplemental cash flow and other information related to leases was as follows:

For the Six
Months Ended
June 30,
2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$38,725

Leased assets obtained in exchange for lease liabilities:
Total operating lease liabilities	$1,535,706

ONE WORLD PRODUCTS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Future minimum annual lease commitments under non-cancelable operating leases are as follows at June 30, 2022:

Operating
Leases

2022 (for the six months remaining)	$100,984
2023	208,004
2024	205,999
2025	200,496
2026 and thereafter	1,335,816
Total minimum lease payments	2,051,299
Less interest	554,318
Present value of lease liabilities	1,496,981
Less current portion	106,999
Long-term lease liabilities	$1,389,982

Note 10 – Convertible Note Payable

Convertible note payable consists of the following at June 30, 2022 and December 31, 2021, respectively:

	June 30,	December 31,
	2022	2021

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

The obligations of the Company to AJB Capital under the Note and the Purchase Agreement are secured by a lien on the Company’s assets pursuant to a Security Agreement between the Company and AJB Capital.	$750,000	$750,000

Total convertible notes payable	750,000	750,000
Less: unamortized debt discounts	125,389	412,673
Convertible note payable, net of discounts	$624,611	$337,327

ONE WORLD PRODUCTS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company recognized aggregate debt discounts on the convertible notes and notes payable to AJB Capital for the six months ended June 30, 2022 and the year ended December 31, 2021, as follows:

	June 30,	December 31,
	2022	2021

Fair value of 3,250,000 commitment shares of common stock	$418,312	$418,312
Fair value of warrants to purchase 3,500,000 shares of common stock	358,017	358,017
Original issue discounts	53,700	53,700
Legal and brokerage fees	39,300	39,300
Total debt discounts	869,329	869,329
Amortization of debt discounts	743,940	456,656
Unamortized debt discounts	$125,389	$412,673

The aggregate debt discounts of $869,329, for the year ended December 31, 2021, are being amortized over the life of the loan using the straight-line method, which approximates the effective interest method. The Company recorded finance expense in the amount of $300,600 and $183,819 on the amortization of these discounts for the six months ended June 30, 2022 and 2021, respectively.

The convertible note limits the maximum number of shares that can be owned by the note holder as a result of the conversions to common stock to 4.99% of the Company’s issued and outstanding shares.

The Company recorded interest expense pursuant to the stated interest rates on the convertible note in the amount of $29,753 for the six months ended June 30, 2022.

Note 11 – Notes Payable

Notes payable consists of the following at June 30, 2022 and December 31, 2021, respectively:

	June 30,	December 31,
	2022	2021

On June 13, 2022, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., received an advance of $100,000 from an individual pursuant to an unsecured promissory note, maturing on January 1, 2024, that carries an 8% interest rate.	$100,000	$-

On June 17, 2022, the Company, through its wholly-owned subsidiary, One World Pharma, SAS, received proceeds of 230,400,000 COP, or approximately $55,821 USD, on a loan with a face value of 240,000,000 COP, or approximately $58,147 USD, from an individual pursuant to an unsecured promissory note, bearing interest at 4% per annum, due on demand. The debt discount of $2,326 USD was expensed as finance costs at the time of origination.	58,147	-

On May 31, 2022, the Company, through its wholly-owned subsidiary, One World Pharma, SAS, received proceeds of 314,640,000 COP, or approximately $76,231 USD, on a loan with a face value of 360,000,000 COP, or approximately $87,220 USD, from an individual pursuant to promissory note, security by equipment, bearing interest at 2.1% per annum, maturing on November 28, 2022. The debt discount of $10,990 USD was expensed as finance costs at the time of origination.	87,220	-

On May 30, 2022, the Company, through its wholly-owned subsidiary, One World Pharma, SAS, received a non-interest bearing loan of 20,000,000 COP, or approximately $4,846 USD, from an individual pursuant to an unsecured promissory note, due on demand.	4,846	-

On April 29, 2022, the Company, through its wholly-owned subsidiary, One World Pharma, SAS, received a non-interest bearing loan of 10,000,000 COP, or approximately $2,423 USD, from an individual pursuant to an unsecured promissory note, due on demand.	2,423	-

On March 1, 2022, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., received an advance of $400,000 from an individual pursuant to an unsecured promissory note, maturing on January 1, 2024, that carries an 8% interest rate.	400,000	-

On February 15, 2022, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., received an advance of $200,000 from an individual pursuant to an unsecured promissory note, maturing on January 1, 2024, that carries an 8% interest rate.	200,000	-

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

Under the Payroll Protection Program, the Company was eligible for loan forgiveness up to the full amount of the PPP Note and any accrued interest. The forgiveness amount was equal to the amount that the Company spent during the 24-week period beginning May 4, 2020 on payroll costs, payment of rent on any leases in force prior to February 15, 2020 and payment on any utility for which service began before February 15, 2020. The maximum amount of loan forgiveness for non-payroll expenses was 40% of the amount of the PPP Note. A total of $121,372, consisting of $119,274 of principal and $2,098 of interest, was forgiven on February 11, 2022.	-	119,274

Total notes payable	852,636	119,274
Less: current maturities	152,636	119,274
Notes payable, long-term portion	$700,000	$-

The Company recorded interest expense pursuant to the stated interest rates on the notes payable in the amount of $20,032 and $18,987 for the six months ended June 30, 2022 and 2021, respectively.

Note 12 – Notes Payable, Related Party

Notes payable, related party, consists of the following at June 30, 2022 and December 31, 2021, respectively:

	June 30,	December 31,
	2022	2021

On June 3, 2022, the Company received an advance of $10,000 from Isiah Thomas, III, our Chairman of the Board and CEO, pursuant to an unsecured promissory note due on demand that carried a 6% interest rate.	$10,000	$-

On May 5, 2022, the Company received an advance of $10,000 from Isiah Thomas, III, our Chairman of the Board and CEO, pursuant to an unsecured promissory note due on demand that carried a 6% interest rate.	10,000	-

On May 5, 2022, the Company received an advance of $20,000 from Dr. Kenneth Perego, II, M.D., our Vice Chairman of the Board pursuant to an unsecured promissory note due on demand that carried a 6% interest rate.	20,000	-

On December 29, 2021, the Company received an advance of $200,000 from Dr. Kenneth Perego, II, M.D., our Vice Chairman of the Board pursuant to an unsecured promissory note due January 1, 2024 that carried an 8% interest rate.	200,000	200,000

Total notes payable. related party	240,000	200,000
Less: current maturities	40,000	-
Notes payable, related party, long-term portion	$200,000	$200,000

The Company recorded interest expense pursuant to the stated interest rates on the notes payable, related party, in the amount of $8,604 for the six months ended June 30, 2022.

ONE WORLD PRODUCTS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company recognized interest expense for the six months ended June 30, 2022 and 2021, as follows:

	June 30,	June 30,
	2022	2021

Interest on convertible notes	$29,753	$-
Interest on notes payable	20,032	18,987
Interest on notes payable, related parties	8,604	-
Amortization of debt discounts	35,333	13,786
Amortization of debt discounts, common stock	74,414	170,033
Amortization of debt discounts, warrants	177,537	-
Interest on accounts payable	11,249	7,289
Total interest expense	$356,922	$210,095

Note 13 – Convertible Preferred Stock

Preferred Stock

The Company has 10,000,000 authorized shares of $0.001 par value “blank check” preferred stock, of which 500,000 shares have been designated Series A Preferred Stock and 300,000 shares have been designated Series B Preferred Stock. The shares of Series A Preferred Stock and Series B Preferred Stock are each currently convertible into one hundred (100) shares of the Company’s common stock. The Series A Preferred Stock accrues dividends at the rate of 6% per annum, payable in cash as and when declared by the Board or upon a liquidation. The shares of Series B Preferred Stock are not entitled to dividends, other than the right to participate in dividends payable to holders of common stock on an as-converted basis. As of June 30, 2022, there were 65,233 and 238,501 shares of Series A Preferred Stock and Series B Preferred Stock, respectively, issued and outstanding. The Series A and B Preferred Stock are presented as mezzanine equity on the balance sheet due because they carry a stated value of $10 and $15 per share, respectively, and a deemed liquidation clause, which entitles the holders thereof to receive proceeds thereof in an amount equal to the stated value per share, plus any accrued and unpaid dividends, before any payment may be made to holders of common stock. Each share of Preferred Stock carries a number of votes equal to the number of shares of common stock into which such Preferred Stock may then be converted. The Preferred Stock generally will vote together with the common stock and not as a separate class.

The Series A and B Preferred Stock have been classified outside of permanent equity and liabilities. the Series A Preferred Stock embodies conditional obligations that the Company may settle by issuing a variable number of equity shares, and in both the Series A and B Preferred Stock, monetary value of the obligation is based on a fixed monetary amount known at inception.

Series A Preferred Stock Issuances

No shares of Series A Preferred Stock were issued during the six months ending June 30, 2022.

Preferred Stock Dividends

The Series A Preferred Stock accrues dividends at the rate of 6% per annum, payable in cash as and when declared by the Board or upon a liquidation. The Company recognized $19,105 and $34,843 for the six months ended June 30, 2022 and 2021, respectively. A total of $118,025 of dividends had accrued as of June 30, 2022.

Series B Preferred Stock Issuances

No shares of Series B Preferred Stock were issued during the six months ending June 30, 2022.

ONE WORLD PRODUCTS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 14 – Changes in Stockholders’ Equity

Common Stock

The Company is authorized to issue an aggregate of 300,000,000 shares of common stock with a par value of $0.001. As of June 30, 2022, there were 65,861,631 shares of common stock issued and outstanding.

Common Stock Issued on Subscriptions Payable

On March 29, 2022, the Company issued 262,066 shares of common stock on a Subscriptions Payable for the December 1, 2021 award of common stock to COR IR for services.

Amortization of Stock-Based Compensation

A total of $82,260 of stock-based compensation expense was recognized from the amortization of options to purchase common stock over their vesting period during the six months ended June 30, 2022.

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

The Company recognized a total of $82,260, and $654,579 of compensation expense during the six months ended June 30, 2022 and 2021, respectively, related to common stock options issued in the prior year to Officers, Directors, and Employees that are being amortized over the implied service term, or vesting period, of the options. The remaining unamortized balance of these options is $220,421 as of June 30, 2022.

Note 16 – Income Taxes

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the six months ended June 30, 2022, and the year ended December 31, 2021, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At June 30, 2022, the Company had approximately $9,082,000 of federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2025.

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at June 30, 2022 and December 31, 2021, respectively.

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

Note 17 – Subsequent Events

Debt Financing, Related Parties

On August 5, 2022, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., received an advance of $50,000 from the Company’s Vice Chairman pursuant to an unsecured demand note that carries a 6% interest rate.

On August 2, 2022, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., received an advance of $4,500 from the Company’s Chairman and CEO, pursuant to an unsecured demand note that carries a 6% interest rate.

On July 7, 2022, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., received an advance of $5,000 from the Company’s Vice Chairman pursuant to an unsecured demand note that carries a 6% interest rate.

Increase in Authorized Shares of Series B Preferred Stock

On August 2, 2022, the Company filed a Certificate of Amendment to the Certificate of Designation of the Company’s Series B Preferred Stock with the Secretary of State of the State of Nevada increased the number of authorized shares of the Series B Preferred Stock from 300,000 to 600,000.

Relocation of Headquarters

On July 31, 2022, the Company closed its office in Las Vegas, Nevada and moved its headquarters to 2332 Galiano Street, 2nd Floor, Coral Gables, Florida 33134.

Disposal of Fixed Assets

On August 15, 2022, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., sold its office furniture and equipment with a net book value of $15,866 for gross proceeds of $6,350, resulting in a loss on disposal of $9,516.

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

Overview

Through our wholly-owned subsidiary, One World Pharma S.A.S, a licensed cannabis cultivation, production and distribution (export) company located in Popayán, Colombia (nearest major city is Cali). We plan to be a producer of raw cannabis and hemp plant ingredients for both medical and industrial uses across the globe. We have received licenses to cultivate, produce and distribute the raw ingredients of the cannabis and hemp plant for medicinal, scientific and industrial purposes. Specifically, we are one of the only companies in Colombia to receive seed, cultivation, extraction and export licenses from the Colombian government. Currently, we own approximately 30 acres and have a covered greenhouse built specifically to cultivate high-grade cannabis and hemp. In addition, we have entered into agreements with local farming co-operatives that include small farmers and indigenous tribe members, under which they will cultivate cannabis on up to approximately 140 acres of land using our seeds and propagation techniques, and sell their harvested products to us on an exclusive basis. We planted our first crop of cannabis in 2018, which we began harvesting in the first quarter of 2019 for the purpose of further research and development activities and quality control testing of the cannabis we have produced. We have been generating revenue from the sale of our seeds since the second quarter of 2020. From August 2021 through March 2022, we made payments of approximately $1,400,000 for the purchase of a state of the art distillation machine that we expect to be placed in service within our vertically integrated extraction facility during the third quarter of 2022. Once the equipment is placed in service, we will be one of the only companies in Colombia to both hold licenses and possess the capability to extract high-quality CBD and THC oils.

Results of Operations for the Three Months Ended June 30, 2022 and 2021:

The following table summarizes selected items from the statement of operations for the three months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Increase /
	2022	2021	(Decrease)
Revenues	$32,864	$42,323	$(9,459)
Cost of goods sold	20,840	173	20,667
Gross profit	12,024	42,150	(30,126)

Operating expenses:
General and administrative	387,807	368,146	19,661
Professional fees	113,805	306,194	(192,389)
Depreciation expense	12,172	13,114	(942)
Total operating expenses:	513,784	687,454	(173,670)

Operating loss	(501,760)	(645,304)	(143,544)

Total other expense	(189,730)	(107,890)	81,840

Net loss	$(691,490)	$(753,194)	$(61,704)

Revenues

Revenues during the three months ended June 30, 2022 were $32,864, compared to $42,323 during the three months ended June 30, 2021, a decrease of $9,459, or 22%. Revenues decreased slightly as we continued to shift our focus toward producing and selling CBD and THC oils.

Cost of Goods Sold

Cost of goods sold for the three months ended June 30, 2022 were $20,840, compared to $173 for the three months ended June 30, 2021, an increase of $20,667, or 11,946%. Cost of goods sold consists primarily of labor, agricultural raw materials, depreciation and overhead.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2022 were $387,807, compared to $368,146 during the three months ended June 30, 2021, an increase of $19,661, or 5%. The expenses for the current period consisted primarily of compensation expenses, office rent, and travel costs. General and administrative expenses increased primarily due to increased salaries and wages and lease expenses in Colombia over the prior year. General and administrative expenses included non-cash, stock-based compensation of $29,347 and $115,322 during the three months ended June 30, 2022 and 2021, respectively.

Professional Fees

Professional fees for the three months ended June 30, 2022 were $113,805, compared to $306,194 during the three months ended June 30, 2021, a decrease of $192,389, or 63%. Professional fees included non-cash, stock-based compensation of $11,799 and $111,167 during the three months ended June 30, 2022 and 2021, respectively. Professional fees decreased primarily due to decreased stock-based compensation efforts during the current period.

Depreciation Expense

Depreciation expense for the three months ended June 30, 2022 was $12,172, compared to $13,114 during the three months ended June 30, 2021, a decrease of $942, or 7%. Depreciation expense decreased minimally during the current period.

Other Income (Expense)

Other expenses, on a net basis, for the three months ended June 30, 2022 were $189,730, compared to other expenses, on a net basis, of $107,890 during the three months ended June 30, 2021, an increase in net expenses of $81,840, or 76%. Other expenses consisted of $190,730 of interest expense, including $126,671 of stock-based finance costs on the amortization of debt discounts, as partially offset by $1,000 sublet income on our office space, for the three months ended June 30, 2022, compared to $116,634 of interest expense, including $96,106 of stock-based finance costs on the amortization of debt discounts, as partially offset by $7,500 of sublease income on sublet office space and $1,244 of interest income during the three months ended June 30, 2021.

Net Loss

Net loss for the three months ended June 30, 2022 was $691,490, or $0.01 per share, compared to $753,194, or $0.01 per share, during the three months ended June 30, 2021, a decrease of $61,704, or 8%. The net loss decreased primarily due to decreased stock-based compensation during the current period.

Results of Operations for the Six Months Ended June 30, 2022 and 2021:

The following table summarizes selected items from the statement of operations for the six months ended June 30, 2022 and 2021.

	Six Months Ended June 30,		Increase /
	2022	2021	(Decrease)
Revenues	$43,011	$65,605	$(22,594)
Cost of goods sold	30,796	7,752	23,044
Gross profit	12,215	57,853	(45,638)

Operating expenses:
General and administrative	769,190	1,108,572	(339,382)
Professional fees	284,855	525,657	(240,802)
Depreciation expense	24,657	22,998	1,659
Total operating expenses:	1,078,702	1,657,227	(578,525)

Operating loss	(1,066,487)	(1,599,374)	(532,887)

Total other expense	(234,509)	(194,037)	40,472

Net loss	$(1,300,996)	$(1,793,411)	$(492,415)

Revenues

Revenues during the six months ended June 30, 2022 were $43,011, compared to $65,605 during the six months ended June 30, 2021, a decrease of $22,594, or 34%. Revenues decreased slightly as we continued to shift our focus toward producing and selling oils.

Cost of Goods Sold

Cost of goods sold for the six months ended June 30, 2022 were $30,796, compared to $7,752 for the six months ended June 30, 2021, an increase of $23,044, or 297%. Cost of goods sold consists primarily of labor, agricultural raw materials, depreciation and overhead.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2022 were $769,190, compared to $1,108,572 during the six months ended June 30, 2021, a decrease of $339,382, or 31%. The expenses for the current period consisted primarily of compensation expenses, office rent, and travel costs. General and administrative expenses decreased primarily due to decreased stock-based compensation over the prior year. General and administrative expenses included non-cash, stock-based compensation of $58,694 and $438,134 during the six months ended June 30, 2022 and 2021, respectively.

Professional Fees

Professional fees for the six months ended June 30, 2022 were $284,855, compared to $525,657 during the six months ended June 30, 2021, a decrease of $240,802, or 46%. Professional fees included non-cash, stock-based compensation of $23,566 and $324,241 during the six months ended June 30, 2022 and 2021, respectively. Professional fees decreased primarily due to decreased stock-based compensation efforts during the current period.

Depreciation Expense

Depreciation expense for the six months ended June 30, 2022 was $24,657, compared to $22,998 during the six months ended June 30, 2021, an increase of $1,659, or 7%. Depreciation expense increased as additional equipment was placed in service.

Other Income (Expense)

Other expenses, on a net basis, for the six months ended June 30, 2022 were $234,509, compared to other expenses, on a net basis, of $194,037 during the six months ended June 30, 2021, an increase in net expenses of $40,472, or 21%. Other expenses consisted of $356,922 of interest expense, including $251,951 of stock-based finance costs on the amortization of debt discounts, as partially offset by $1,000 sublet income on our office space, a gain on early extinguishment of debt of $121,372 on the forgiveness of a PPP Loan and $41 of interest income, for the six months ended June 30, 2022, compared to $ $210,095 of interest expense, including $170,033 of stock-based finance costs on the amortization of debt discounts, as offset by $14,500 of sublease income on sublet office space and $1,558 of interest income during the six months ended June 30, 2021.

Net Loss

Net loss for the six months ended June 30, 2022 was $1,300,996, or $0.02 per share, compared to $1,793,411, or $0.03 per share, during the six months ended June 30, 2021, a decrease of $492,415, or 27%. The net loss decreased primarily due to decreased stock-based compensation during the current period.

Liquidity and Capital Resources

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, financing activities and effect of exchange rate changes on cash for the six months ended June 30, 2022 and 2021:

	2022	2021
Operating Activities	$(905,472)	$(1,292,875)
Investing Activities	(43,201)	(223,922)
Financing Activities	879,320	3,305,193
Effect of Exchange Rate Changes on Cash	4,472	(5,419)
Net Increase (Decrease) in Cash	$(64,881)	$1,782,977

Net Cash Used in Operating Activities

During the six months ended June 30, 2022, net cash used in operating activities was $905,472, compared to net cash used in operating activities of $1,292,875 for the six months ended June 30, 2021. The cash used in operating activities was primarily attributable to our net loss.

Net Cash Used in Investing Activities

During the six months ended June 30, 2022, net cash used in investing activities was $43,201, compared to net cash used in investing activities of $223,922 for the six months ended June 30, 2021. The cash used in investing activities consisted of purchases of fixed assets.

Net Cash Provided by Financing Activities

During the six months ended June 30, 2022, net cash provided by financing activities was $879,320, compared to net cash provided by financing activities of $3,305,193 for the six months ended June 30, 2021. The current period consisted of $879,320 of proceeds received on debt financing, compared to $268,250 of proceeds received on debt financing and $3,077,510 received on the sale of preferred and common stock, less debt repayments of $40,567, during the six months ended June 30, 2021.

Ability to Continue as a Going Concern

As of June 30, 2022, our balance of cash on hand was $54,797, and we had negative working capital of $1,800,626 and an accumulated deficit of $21,217,884. We are too early in our development stage to project future revenue levels, and may not be able to generate sufficient funds to sustain our operations for the next twelve months. Accordingly, we may need to raise additional cash to fund our operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

In the event sales do not materialize at the expected rates, management would seek additional financing and would attempt to conserve cash by further reducing expenses. There can be no assurance that we will be successful in achieving these objectives; therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. The Company’s sales to date have primarily consisted of the sale of seeds. These sales include multi-element arrangements whereby the Company collects 50% of the sale upon delivery of the sales, and the remaining 50% upon the completion of the harvest, whether the seeds result in a successful crop, or not. In addition, the Company has a right of first refusal to purchase products resulting from the harvest. At June 30, 2022, the Company had $33,510 of deferred revenues and $22,132 of deferred cost of goods sold, as included in other current assets on the balance sheet, that are expected to be recognized upon the customers’ completion of their harvests in 2022.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following issuances of equity securities by the Company during the three month period ended June 30, 2022 were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder:

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. Exhibits

Exhibit	Description
2.1	Agreement and Plan of Merger dated February 21, 2019, among the Registrant, OWP Merger Subsidiary Inc. and OWP Ventures, Inc. (incorporated by reference to Exhibit 2.1 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on February 25, 2019)
2.2	Agreement and Plan of Merger dated October 11, 2021, between One World Pharma, Inc. and One World Products, Inc. (incorporated by reference to Exhibit 2.1 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on November 30, 2021)
2.3	Articles of Merger Pursuant to NRS 92A.200 as filed with the Nevada Secretary of State on November 23, 2021 (incorporated by reference to Exhibit 2.1 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on November 30, 2021)
3.1	Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 24, 2014)
3.2	Certificate of Amendment to Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 8, 2019)
3.3	Certificate of Amendment to Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2020)
3.4	Certificate of Designation of Series A Preferred Stock of the Registrant dated June 1, 2020 (incorporated by reference to Exhibit 3.4 of the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 26, 2020)
3.5	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 24, 2014)
3.6	Certificate of Designation of Series B Preferred Stock of the Registrant dated February 2, 2021 (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the Securities and Exchange Commission on February 8, 2021)
3.7	Certificate of Amendment to Certificate of Designation of the Series B Preferred Stock of One World Products, Inc., Pursuant to NRS 78.1955, filed with the Secretary of State of the State of Nevada on August 2, 2022 (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the Securities and Exchange Commission on August 4, 2022)
4.1	Description of Securities (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form 10-K filed with the Securities and Exchange Commission on April 15, 2021)
4.2	Promissory Note of One World Pharma, Inc. in the principal amount of $290,000 issued to AJB Capital Investments LLC, dated January 20, 2021 (incorporated by reference to Exhibit 4.1 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on January 25, 2021)
4.3	Promissory Note of One World Pharma, Inc. in the principal amount of $750,000 issued to AJB Capital Investments LLC, dated September 24, 2021 (incorporated by reference to Exhibit 4.1 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on September 27, 2021)
4.4	Common Stock Purchase Warrant to purchase 1,500,000 shares of common stock of One World Pharma, Inc. issued to AJB Capital Investments LLC, dated September 24, 2021 (incorporated by reference to Exhibit 4.2 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on September 27, 2021)
4.5	Common Stock Purchase Warrant to purchase 2,000,000 shares of common stock of One World Pharma, Inc. issued to AJB Capital Investments LLC, dated September 24, 2021 (incorporated by reference to Exhibit 4.3 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on September 27, 2021)
10.1	Promissory Note between OWP Ventures, Inc. and Dr. Kenneth Perego, II, dated December 29, 2021 (incorporated by reference to Exhibit 10.1 of the Form 10-K filed with the Securities and Exchange Commission by One World Products, Inc. on April 15, 2022)
10.2	Addendum to Commercial Lease dated November 1, 2021, between Ripper Series, LLC and OWP Ventures, Inc. (incorporated by reference to Exhibit 10.2 of the Form 10-K filed with the Securities and Exchange Commission by One World Products, Inc. on April 15, 2022)
10.3	Commercial Lease dated December 2, 2018, between Larry R. Haupert dba Rexco and One World Pharma S.A.S. (incorporated by reference to Exhibit 10.3 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on February 25, 2019)
10.4	Commercial Lease dated October 16, 2018, between Ripper Series, LLC and OWP Ventures, Inc. (incorporated by reference to Exhibit 10.4 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on February 25, 2019)
10.5	One World Pharma, Inc. 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2020)
10.6	Form of Stock Option Grant Notice for grants under the 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2020)
10.7	Form of Option Agreement for grants under the 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2020)
10.8	Securities Purchase Agreement, dated September 24, 2021, between One World Pharma, Inc. and AJB Capital Investments LLC (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on September 27, 2021)
10.9	Security Agreement, dated September 24, 2021, between One World Pharma, Inc. and AJB Capital Investments LLC (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on September 27, 2021)
10.10	Commercial Lease Agreement dated November 26, 2021, between R&B Inversiones S.A.S. and One World Pharma S.A.S. (incorporated by reference to Exhibit 10.10 of the Form 10-Q filed with the Securities and Exchange Commission by One World Products, Inc. on May 16, 2022)
10.11	Residential Lease Agreement dated February 14, 2020, between Grupo Empresarial OIKOS S.A.S. and One World Pharma S.A.S. (incorporated by reference to Exhibit 10.11 of the Form 10-Q filed with the Securities and Exchange Commission by One World Products, Inc. on May 16, 2022)
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
32.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Schema Document
101.CAL*	Inline XBRL Calculation Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document
101.LAB*	Inline XBRL Labels Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 22, 2022

One World Products, Inc.

/s/ Isiah L. Thomas III
Isiah L. Thomas III
Chief Executive Officer
(Principal Executive Officer)

/s/ Timothy Woods
Timothy Woods
Chief Financial Officer
(Principal Financial Officer)

