Form 10-Q
period 2022-09-30
One World Products, Inc.
filed 2022-11-14
CIK 1622244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 000-56151

ONE WORLD PRODUCTS, INC.

(Exact name of registrant as specified in its charter)

Nevada	61-1744826
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6605 Grand Montecito Pkwy, Suite 100, Las Vegas, Nevada 89149	89149
(Address of principal executive offices)	(zip code)

(800) 605-3210

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

The number of shares of registrant’s common stock outstanding as of November 11, 2022 was 67,202,907.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ONE WORLD PRODUCTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(Unaudited)
Assets

Current assets:
Cash	$68,621	$119,678
Accounts receivable	31,096	19,880
Inventory	319,220	198,595
Other current assets	49,258	158,836
Total current assets	468,195	496,989

Other assets	180,521	147,194
Right-of-use assets	32,357	-
Security deposits	1,450,008	1,255,988
Fixed assets, net	996,283	1,003,013

Total Assets	$3,127,364	$2,903,184

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$739,195	$480,146
Accrued expenses	813,314	457,762
Deferred revenues	35,340	30,164
Dividends payable	127,891	98,920
Current portion of lease liabilities	17,106	-
Convertible notes payable, net of $412,673 of debt discounts at December 31, 2021	750,000	337,327
Notes payable, current maturities	154,455	119,274
Notes payable, related parties, current maturities	99,500	-
Total current liabilities	2,736,801	1,523,593

Long-term lease liability	15,703	-
Notes payable, long-term portion	700,000	-
Notes payable, related parties, long-term portion	200,000	200,000

Total Liabilities	3,652,504	1,723,593

Series A convertible preferred stock, $0.001 par value, 500,000 shares authorized; 65,233 shares issued and outstanding	652,330	652,330
Series B convertible preferred stock, $0.001 par value, 600,000 shares authorized; 262,168 and 238,501 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	3,932,520	3,577,515

Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value, 9,200,000 shares authorized; no shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized; 67,202,907 and 65,599,565 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	67,203	65,600
Additional paid-in capital	17,092,375	16,843,656
Subscriptions payable, consisting of 262,066 shares at December 31, 2021	-	21,725
Accumulated other comprehensive loss	(57,541)	(64,347)
Accumulated (deficit)	(22,212,027)	(19,916,888)
Total Stockholders’ Equity (Deficit)	(5,109,990)	(3,050,254)

Total Liabilities and Stockholders’ Equity (Deficit)	$3,127,364	$2,903,184

See accompanying notes to financial statements.

ONE WORLD PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Revenues	$33,373	$7,845	$76,384	$73,450
Cost of goods sold	23,969	7,058	54,765	14,810
Gross profit	9,404	787	21,619	58,640

Operating expenses:
General and administrative	378,910	358,382	1,148,100	1,466,954
Professional fees	95,946	153,484	380,801	679,141
Depreciation expense	9,883	6,939	34,540	29,937
Total operating expenses	484,739	518,805	1,563,441	2,176,032

Operating loss	(475,335)	(518,018)	(1,541,822)	(2,117,392)

Other income (expense):
Sublease income	-	5,000	1,000	19,500
Loss on sale of fixed assets	(9,041)	(17,563)	(9,041)	(17,563)
Gain on early extinguishment of lease	20,148	-	20,148	-
Gain on early extinguishment of debt	-	-	121,372	-
Interest income	-	765	41	2,323
Interest expense	(529,915)	(137,863)	(886,837)	(347,958)
Total other expense	(518,808)	(149,661)	(753,317)	(343,698)

Net loss	$(994,143)	$(667,679)	$(2,295,139)	$(2,461,090)

Other comprehensive loss:
Gain (loss) on foreign currency translation	$2,334	$(5,500)	$6,806	$(10,919)

Net other comprehensive loss	$(991,809)	$(673,179)	$(2,288,333)	$(2,472,009)
Series A convertible preferred stock dividends declared ($0.60 per share)	(9,866)	(14,403)	(28,971)	(49,246)
Net loss attributable to common shareholders	$(1,001,675)	$(687,582)	$(2,317,304)	$(2,521,255)

Weighted average number of common shares outstanding - basic and diluted	66,080,317	61,662,287	65,850,852	59,712,489
Net loss per share - basic and diluted	$(0.02)	$(0.01)	$(0.03)	$(0.04)

Dividends declared per share of common stock	$0.00	$0.00	$0.00	$0.00

See accompanying notes to financial statements.

ONE WORLD PHARMA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	For the Three Months Ended September 30, 2021
	Series A Convertible		Series B Convertible				Additional		Accumulated Other		Total Stockholders’
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Subscriptions	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Income (Loss)	Deficit	(Deficit)

Balance, June 30, 2021	95,233	$952,330	205,169	$3,077,535	61,915,983	$61,916	$15,715,598	$-	$(58,289)	$(17,925,737)	$(2,206,512)

Series B convertible preferred stock sold for cash to our CEO	-	-	33,333	499,995	-	-	-	-	-	-	-

Adjustment of common stock issued for services	-	-	-	-	(300,000)	(300)	(50,700)	-	-	-	(51,000)

Commitment shares issued pursuant to promissory note	-	-	-	-	-	-	-	150,062	-	-	150,062

Exercise of cashless options	-	-	-	-	60,000	60	(60)	-	-	-	-

Warrants issued as a debt discount	-	-	-	-	-	-	358,017	-	-	-	358,017

Amortization of common stock options issued for services	-	-	-	-	-	-	183,376	-	-	-	183,376

Series A convertible preferred stock dividends declared ($0.60 per share)	-	-	-	-	-	-	(14,403)	-	-	-	(14,403)

Loss on foreign currency translation	-	-	-	-	-	-	-	-	(5,500)	-	(5,500)

Net loss	-	-	-	-	-	-	-	-	-	(667,679)	(667,679)

Balance, September 30, 2021	95,233	$952,330	238,502	$3,577,530	61,675,983	$61,676	$16,191,828	$150,062	$(63,789)	$(18,593,416)	$(2,253,639)

	For the Three Months Ended September 30, 2022
	Series A Convertible		Series B Convertible				Additional		Accumulated Other		Total Stockholders’
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Subscriptions	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Income (Loss)	Deficit	(Deficit)

Balance, June 30, 2022	65,233	$652,330	238,501	$3,577,515	65,861,631	$65,862	$16,928,274	$-	$(59,875)	$(21,217,884)	$(4,283,623)

Series B convertible preferred stock sold for cash	-	-	10,000	150,000	-	-	-	-	-	-	-

Series B convertible preferred stock issued as commitment fee on ELOC	-	-	13,667	205,005	-	-	-	-	-	-	-

Common stock issued for services	-	-	-	-	1,341,276	1,341	132,787	-	-	-	134,128

Amortization of common stock options issued for services	-	-	-	-	-	-	41,180	-	-	-	41,180

Series A convertible preferred stock dividends declared ($0.60 per share)	-	-	-	-	-	-	(9,866)	-	-	-	(9,866)

Gain on foreign currency translation	-	-	-	-	-	-	-	-	2,334	-	2,334

Net loss	-	-	-	-	-	-	-	-	-	(994,143)	(994,143)

Balance, September 30, 2022	65,233	$652,330	262,168	$3,932,520	67,202,907	$67,203	$17,092,375	$-	$(57,541)	$(22,212,027)	$(5,109,990)

	For the Nine Months Ended September 30, 2021
	Series A Convertible		Series B Convertible				Additional		Accumulated Other		Total Stockholders’
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Subscriptions	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Income (Loss)	Deficit	(Deficit)

Balance, December 31, 2020	150,233	$1,502,330	-	$-	53,085,305	$53,085	$14,103,672	$75,000	$(52,870)	$(16,132,326)	$(1,953,439)

Series B convertible preferred stock sold for cash to our CEO	-	-	203,334	3,050,010	-	-	-	-	-	-	-

Series B convertible preferred stock sold for cash	-	-	35,168	527,520	-	-	(25)	-	-	-	(25)

Common stock sold for cash	-	-	-	-	750,000	750	74,250	(75,000)	-	-	-

Conversion of series A convertible preferred stock	(55,000)	(550,000)	-	-	5,500,000	5,500	544,500	-	-	-	550,000

Common stock issued for services	-	-	-	-	280,678	281	56,515	-	-	-	56,796

Commitment shares issued pursuant to promissory note	-	-	-	-	2,000,000	2,000	266,250	150,062	-	-	418,312

Exercise of cashless options	-	-	-	-	60,000	60	(60)	-	-	-	-

Warrants issued as a debt discount	-	-	-	-	-	-	358,017	-	-	-	358,017

Amortization of common stock options issued for services	-	-	-	-	-	-	837,955	-	-	-	837,955

Series A convertible preferred stock dividends declared ($0.60 per share)	-	-	-	-	-	-	(49,246)	-	-	-	(49,246)

Loss on foreign currency translation	-	-	-	-	-	-	-	-	(10,919)	-	(10,919)

Net loss	-	-	-	-	-	-	-	-	-	(2,461,090)	(2,461,090)

Balance, September 30, 2021	95,233	$952,330	238,502	$3,577,530	61,675,983	$61,676	$16,191,828	$150,062	$(63,789)	$(18,593,416)	$(2,253,639)

	For the Nine Months Ended September 30, 2022
	Series A Convertible		Series B Convertible				Additional		Accumulated Other		Total Stockholders’
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Subscriptions	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Income (Loss)	Deficit	(Deficit)

Balance, December 31, 2021	65,233	$652,330	238,501	$3,577,515	65,599,565	$65,600	$16,843,656	$21,725	$(64,347)	$(19,916,888)	$(3,050,254)

Series B convertible preferred stock sold for cash	-	-	10,000	150,000	-	-	-	-	-	-	-

Series B convertible preferred stock issued as commitment fee on ELOC	-	-	13,667	205,005	-	-	-	-	-	-	-

Common stock issued for services	-	-	-	-	1,603,342	1,603	154,250	(21,725)	-	-	134,128

Amortization of common stock options issued for services	-	-	-	-	-	-	123,440	-	-	-	123,440

Series A convertible preferred stock dividends declared ($0.60 per share)	-	-	-	-	-	-	(28,971)	-	-	-	(28,971)

Gain on foreign currency translation	-	-	-	-	-	-	-	-	6,806	-	6,806

Net loss	-	-	-	-	-	-	-	-	-	(2,295,139)	(2,295,139)

Balance, September 30, 2022	65,233	$652,330	262,168	$3,932,520	67,202,907	$67,203	$17,092,375	$-	$(57,541)	$(22,212,027)	$(5,109,990)

See accompanying notes to financial statements.

ONE WORLD PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(2,295,139)	$(2,461,090)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debts expense	-	25,556
Depreciation and amortization expense	34,540	29,937
Loss on disposal of fixed assets	9,041	17,563
Gain on early extinguishment of lease	(20,148)	-
Gain on early extinguishment of debt	(121,372)	-
Amortization of debt discounts	412,673	310,633
Stock-based compensation	339,133	56,796
Amortization of options issued for services	123,440	837,955
Decrease (increase) in assets:
Accounts receivable	(11,216)	(48,843)
Inventory	(120,625)	(259,528)
Other current assets	109,578	(69,479)
Other assets	(33,327)	(32,330)
Right-of-use assets	84,667	34,237
Security deposits	(194,020)	(1,159,447)
Increase (decrease) in liabilities:
Accounts payable	259,049	(271,176)
Accrued expenses	357,650	(97,380)
Deferred revenues	5,176	-
Lease liability	(64,067)	(33,453)
Net cash used in operating activities	(1,124,967)	(3,120,049)

Cash flows from investing activities
Proceeds received on sale of fixed assets	6,350	5,125
Purchase of fixed assets	(43,201)	(273,348)
Net cash used in investing activities	(36,851)	(268,223)

Cash flows from financing activities
Proceeds received on convertible note payable	750,000	-
Repayment of convertible note payable	(750,000)	-
Proceeds from notes payable	868,081	947,000
Repayment of notes payable	-	(455,567)
Proceeds from notes payable, related parties	99,500	-
Proceeds from sale of preferred and common stock	150,000	3,577,505
Net cash provided by financing activities	1,117,581	4,068,938

Effect of exchange rate changes on cash	(6,820)	(10,919)

Net increase (decrease) in cash	(51,057)	669,747
Cash - beginning	119,678	28,920
Cash - ending	$68,621	$698,667

Supplemental disclosures:
Interest paid	$79,269	$33,564
Income taxes paid	$-	$-

Non-cash investing and financing transactions:
Fair value of common shares issued for conversion of debt	$-	$1,537,750
Value of commitment shares issued as a debt discount	$-	$418,312
Value of warrants issued as a debt discount	$-	$358,017
Dividends payable	$28,971	$49,246
Initial recognition of right-of-use assets and lease liabilities	$1,535,706	$-

See accompanying notes to financial statements.

ONE WORLD PRODUCTS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Nature of Business and Significant Accounting Policies

Nature of Business

One World Products, Inc., formerly known as One World Pharma, Inc. (the “Company,” “we,” “our” or “us”) was incorporated in Nevada on September 2, 2014. On February 21, 2019, we entered into an Agreement and Plan of Merger with OWP Merger Subsidiary, Inc., our wholly-owned subsidiary, and OWP Ventures, Inc. (“OWP Ventures”), which is the parent company of One World Pharma SAS, a Colombian company (“OWP Colombia”). Pursuant to the Merger Agreement, we acquired OWP Ventures (and indirectly, OWP Colombia) by the merger of OWP Merger Subsidiary with and into OWP Ventures, with OWP Ventures being the surviving entity as our wholly-owned subsidiary (the “Merger”). As a result of the Merger (a) holders of the outstanding capital stock of OWP Ventures received an aggregate of 39,475,398 shares of our common stock; (b) options to purchase 825,000 shares of common stock of OWP Ventures at an exercise price of $0.50 automatically converted into options to purchase 825,000 shares of our common stock at an exercise price of $0.50; (c) the outstanding principal and interest under a $300,000 convertible note issued by OWP Ventures became convertible, at the option of the holder, into shares of our common stock at a conversion price equal to the lesser of $0.424 per share or 80% of the price we sell our common stock in a future “Qualified Offering”; (d) 875,000 shares of our common stock owned by OWP Ventures prior to the Merger were cancelled; and (e) OWP Ventures’ chief operating officer became our chief operating officer and two of OWP Ventures’ directors became members of our board of directors. The Company’s headquarters are located in Las Vegas, Nevada, and all of its customers are outside of the United States. On January 10, 2019, the Company changed its name from Punto Group, Corp. to One World Pharma, Inc., and on November 23, 2021, the Company changed its name to One World Products, Inc. through the merger of One World Products, Inc., a recently formed Nevada corporation wholly-owned by the Company, with and into the Company (the “Name Change Merger”) pursuant to the applicable provisions of the Nevada Revised Statutes (“NRS”). As permitted by the NRS, the articles of merger filed with the Secretary of State of the state of Nevada to effect the Name Change Merger amended Article I of the Company’s Articles of Incorporation to change the Company’s name to “One World Products, Inc.” The Name Change Merger was effected solely to effect the change of the Company’s name, and had no effect on the Company’s officers, directors, operations, assets or liabilities.

OWP Ventures is a holding company formed in Delaware on March 27, 2018 to enter and support the cannabis industry, and on May 30, 2018, it acquired OWP Colombia. OWP Colombia is a licensed cannabis cultivation, production and distribution (export) company located in Popayán, Colombia (nearest major city is Cali). We plan to be a producer of raw cannabis and hemp plant ingredients for both medical and industrial uses across the globe. We have received licenses to cultivate, produce and distribute the raw ingredients of the cannabis and hemp plant for medicinal, scientific and industrial purposes. Specifically, we are one of the few companies in Colombia to receive all four licenses, including seed use, cultivation and export of non-psychoactive cannabis, cultivation and export of psychoactive cannabis, and manufacturing allowing for extraction and export of oil. Currently, we own approximately 30 acres and have a covered greenhouse built specifically to cultivate high-grade cannabis and hemp. In addition, we have entered into agreements with local farming co-operatives that include small farmers and indigenous tribe members, under which they will cultivate cannabis on up to approximately 140 acres of land using our seeds and propagation techniques, and sell their harvested products to us on an exclusive basis. We began harvesting cannabis in the first quarter of 2019 for the purpose of further research and development activities, quality control testing and extraction. We have been generating revenue from the sale of our seeds since the second quarter of 2020. In August 2021, we paid total deposits of $1,155,000 of the approximate total cost of $1,400,000 for the construction of a vertically integrated extraction facility designed to process the cannabis flower. Upon completion of construction, we will be one of the only companies in Colombia to both hold licenses and possess the capability to extract high-quality CBD and THC oils. We terminated our lease on September 30, 2022, and plan to install the equipment at a new extraction facility when the equipment clears Customs in the fourth quarter of 2022. We entered into a 5-year lease on the new location on October 1, 2022, where we will combine our office and extraction facilities into the same building. The new facility is approximately half the cost of the former, and already contains the necessary electrical and epoxy floors, which will significantly reduce our tenant improvement costs.

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

ONE WORLD PRODUCTS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the following entities, all of which were under common control and ownership at September 30, 2022:

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

ONE WORLD PRODUCTS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Cash in Excess of FDIC Insured Limits

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000, under current regulations. The Company did not have any cash in excess of FDIC insured limits at September 30, 2022, and has not experienced any losses in such accounts.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. The Company’s sales to date have primarily consisted of the sale of seeds. These sales include multi-element arrangements whereby the Company collects 50% of the sale upon delivery of the sales, and the remaining 50% upon the completion of the harvest, whether the seeds result in a successful crop, or not. In addition, the Company has a right of first refusal to purchase products resulting from the harvest. At September 30, 2022, the Company had $35,340 of deferred revenues and $22,830 of deferred cost of goods sold, as included in other current assets on the balance sheet, that are expected to be recognized upon the customers’ completion of their future harvests.

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

No other new accounting pronouncements, issued or effective during the period ended September 30, 2022, have had or are expected to have a significant impact on the Company’s financial statements.

Note 2 –Going Concern

As shown in the accompanying condensed consolidated financial statements as of September 30, 2022, our balance of cash on hand was $68,621, and we had negative working capital of $2,268,606 and an accumulated deficit of $22,212,027. We are too early in our development stage to project future revenue levels, and may not be able to generate sufficient funds to sustain our operations for the next twelve months. Accordingly, we may need to raise additional cash to fund our operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheet as of September 30, 2022 and December 31, 2021, respectively:

	Fair Value Measurements at September 30, 2022
	Level 1	Level 2	Level 3
Assets
Cash	$68,621	$-	$-
Right-of-use asset	-	-	32,357
Total assets	68,621	-	32,357
Liabilities
Lease liabilities	-	-	32,809
Convertible notes payable	-	750,000	-
Notes payable	-	854,455	-
Notes payable, related parties	-	299,500	-
Total liabilities	-	(1,903,955)	(32,809)
	$68,621	$(1,903,955)	$(452)

	Fair Value Measurements at December 31, 2021
	Level 1	Level 2	Level 3
Assets
Cash	$119,678	$-	$-
Total assets	119,678	-	-
Liabilities
Convertible notes payable, net of $412,673 of debt discounts	-	337,327	-
Convertible notes payable	-	319,274	-
Total liabilities	-	(656,601)	-
	$119,678	$(656,601)	$-

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the nine months ended September 30, 2022 or the year ended December 31, 2021.

ONE WORLD PRODUCTS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4 – Inventory

Inventories are stated at the lower of cost or net realizable value. Cost is determined on a standard cost basis that approximates the first-in, first-out (FIFO) method. Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value. Our cannabis products consist of cannabis flower grown in-house, along with produced extracts. Inventory consisted of the following at September 30, 2022 and December 31, 2021, respectively.

	September 30,	December 31,
	2022	2021
Raw materials	$22,236	$31,233
Work in progress	115,061	81,182
Finished goods	201,307	108,246
	338,604	220,661
Less obsolescence	(19,384)	(22,066)
Total inventory	$319,220	$198,595

Note 5 – Other Current Assets

Other current assets included the following as of September 30, 2022 and December 31, 2021, respectively:

	September 30,	December 31,
	2022	2021
Prepaid expenses	$26,428	$29,366
Deferred cost of goods sold	22,830	19,470
Other receivables	-	110,000
Total	$49,258	$158,836

Note 6 – Other Assets

Other assets consist entirely of a $180,521 and $147,194 VAT receivable at September 30, 2022 and December 31, 2021, respectively, which will be returned upon the successful export of the products purchased in which the taxes were originally paid.

Note 7 – Security Deposits

Security deposits included the following as of September 30, 2022 and December 31, 2021, respectively:

	September 30,	December 31,
	2022	2021
Utility deposits	$-	$1,090
Refundable deposit on equipment purchase	50,000	50,000
Down payment on distillation equipment	1,399,412	1,155,000
Security deposits on leases held in Colombia	596	35,869
Security deposit on office lease	-	14,029
	$1,450,008	$1,255,988

ONE WORLD PRODUCTS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 8 – Fixed Assets

Fixed assets consist of the following at September 30, 2022 and December 31, 2021, respectively:

	September 30,	December 31,
	2022	2021
Land	$138,248	$138,248
Buildings	473,971	473,971
Office equipment	30,902	56,502
Furniture and fixtures	6,494	34,409
Equipment and machinery	423,548	383,829
	1,073,163	1,086,959
Less: accumulated depreciation	(76,880)	(83,946)
Total	$996,283	$1,003,013

On August 15, 2022, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., sold its office furniture and equipment with a net book value of $15,391 for gross proceeds of $6,350, resulting in a loss on the disposal of fixed assets of $9,041, which represented the proceeds received, less the net book value at the time of disposal.

Depreciation and amortization expense totaled $34,540 and $29,937 for the nine months ended September 30, 2022 and 2021, respectively.

Note 9 – Accrued Expenses

Accrued expenses consisted of the following at September 30, 2022 and December 31, 2021, respectively:

	September 30,	December 31,
	2022	2021
Accrued payroll	$514,133	$261,044
Accrued withholding taxes and employee benefits	28,505	9,162
Accrued ICA fees and contributions	172,629	129,856
Accrued interest	98,047	57,700
	$813,314	$457,762

ONE WORLD PRODUCTS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 10 – Leases

The Company leased its 12,400 square foot extraction facility under a non-cancelable real property lease agreement that commenced on January 1, 2022 and was to expire on December 31, 2027, at a monthly lease rate of 57,339,000 COP, or approximately $15,290. The Company terminated the lease on September 30, 2022, resulting in lease termination fees of approximately $7,700.

The Company also leases a residential premise under a non-cancelable real property lease agreement that commenced on September 1, 2021 and expires on August 31, 2024, at a monthly lease term of 3,800,000 COP, or approximately $1,013, with approximately a 3% annual escalation of lease payments commencing September 1, 2022.

The Company leases another residential premise under a non-cancelable real property lease agreement that commenced on June 1, 2022 and expires on May 30, 2024, at a monthly lease term of 1,900,000 COP, or approximately $507, with an 8% annual escalation of lease payments commencing June 1, 2023.

In addition, the Company leases its corporate offices and operational facility in Colombia under short-term non-cancelable real property lease agreements that expire within a year. The Company doesn’t have any other office or equipment leases that would require capitalization. The office lease contains provisions requiring payment of property taxes, utilities, insurance, maintenance and other occupancy costs applicable to the leased premise. In the locations in which it is economically feasible to continue to operate, management expects to enter into a new lease upon expiration. The extraction facility lease contained provisions requiring payment of property taxes, utilities, insurance, maintenance and other occupancy costs applicable to the leased premise. As the Company’s leases do not provide implicit discount rates, the Company uses an incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments.

The components of lease expense were as follows:

For the Nine
Months Ended
September 30,
2022
Operating lease costs:
Amortization of assets	$93,011
Interest on lease liabilities	76,251
Lease payments on short term leases	31,999
Total lease cost	$201,261

Supplemental balance sheet information related to leases was as follows:

September 30,
2022
Operating leases:
Operating lease assets	$32,357

Current portion of operating lease liabilities	$17,106
Noncurrent operating lease liabilities	15,703
Total operating lease liabilities	$32,809

Weighted average remaining lease term:
Operating leases	1.75 years

Weighted average discount rate:
Operating leases	6.75%

ONE WORLD PRODUCTS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Supplemental cash flow and other information related to leases was as follows:

For the Nine
Months Ended
September 30,
2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$64,067

Early extinguishment of lease:
Lease liability terminated	1,438,830
Right-of use asset terminated	(1,418,682)
Gain on early extinguishment of lease	20,148

Leased assets obtained in exchange for lease liabilities:
Total operating lease liabilities	$1,535,706

Future minimum annual lease commitments under non-cancelable operating leases are as follows at September 30, 2022:

Operating
Leases

2022 (for the three months remaining)	$4,653
2023	19,016
2024	11,335
Total minimum lease payments	35,004
Less interest	2,195
Present value of lease liabilities	32,809
Less current portion	17,106
Long-term lease liabilities	$15,703

ONE WORLD PRODUCTS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 11 – Convertible Notes Payable

Convertible notes payable consists of the following at September 30, 2022 and December 31, 2021, respectively:

	September 30,	December 31,
	2022	2021

On September 27, 2022, the Company completed the sale of a Convertible Promissory Note in the principal amount of $750,000 (the “Convertible McCabe Note”) to Dr. John McCabe. The unsecured note matures on 16, 2024 (the “Maturity Date”), bears interest at a rate of 8% per annum, and the principal and interest is convertible into shares of the Company’s convertible Series B common stock at a conversion price of $15 per share.	$750,000	$-

On September 24, 2021, the Company completed the sale of a (i) Promissory Note in the principal amount of $750,000 (the “Second AJB Note”) to AJB Capital Investments LLC (“AJB Capital”), (ii) a three-year warrant to purchase 1,500,000 shares of the Company’s common stock at an initial exercise price of $0.25 per share, and (iii) a three-year warrant to purchase 2,000,000 shares of the Company’s common stock at an initial exercise price of $0.50 per share, for an aggregate purchase price of $705,000, pursuant to a Securities Purchase Agreement between the Company and AJB Capital (the “Purchase Agreement”). The aggregate estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 197% and a call option value of $0.1053 and $0.1001, respectively, was $358,017, based on and was amortized as a debt discount over the life of the loan. The Company received net proceeds of $678,750 after deductions of debt discounts, consisting of $45,000 pursuant to an original issue discount, $15,000 of legal fees and $11,250 of brokerage fees.

The Note matured on September 24, 2022 (the “Maturity Date”), bore interest at a rate of 8% per annum, and, following an event of default only, was convertible into shares of the Company’s common stock at a conversion price equal to the lesser of 90% of the lowest trading price during (i) the 20 trading day period preceding the issuance date of the note, or (ii) the 20 trading day period preceding date of conversion of the Note. The Note was also subject to covenants, events of defaults, penalties, default interest and other terms and conditions customary in transactions of this nature.

Pursuant to the Purchase Agreement, the Company paid a commitment fee to AJB Capital in the amount of $250,000 (the “Commitment Fee”) in the form of 1,250,000 shares of the Company’s common stock (the “Commitment Fee Shares”). During the six month period following the six month anniversary of the closing date, AJB Capital was entitled to be issued additional shares of common stock of the Company to the extent AJB Capital’s sale of the Commitment Fee Shares has resulted in net proceeds in an amount less than the Commitment Fee. The Commitment Fee Shares resulted in a debt discount of $150,062 that was amortized over the life of the loan.

The obligations of the Company to AJB Capital under the Note and the Purchase Agreement are secured by a lien on the Company’s assets pursuant to a Security Agreement between the Company and AJB Capital. The note was repaid on September 27, 2022.	-	750,000

Total convertible notes payable	750,000	750,000
Less: unamortized debt discounts	-	412,673
Convertible note payable, net of discounts	$750,000	$337,327

The Company recognized aggregate debt discounts on the convertible notes and notes payable to AJB Capital for the nine months ended September 30, 2022 and the year ended December 31, 2021, as follows:

	September 30,	December 31,
	2022	2021

Fair value of 3,250,000 commitment shares of common stock	$418,312	$418,312
Fair value of warrants to purchase 3,500,000 shares of common stock	358,017	358,017
Original issue discounts	53,700	53,700
Legal and brokerage fees	39,300	39,300
Total debt discounts	869,329	869,329
Amortization of debt discounts	869,329	456,656
Unamortized debt discounts	$-	$412,673

The aggregate debt discounts of $869,329, for the year ended December 31, 2021, were amortized over the life of the loan using the straight-line method, which approximated the effective interest method. The Company recorded finance expense in the amount of $412,673 and $310,633 on the amortization of these discounts for the nine months ended September 30, 2022 and 2021, respectively.

The Company recorded interest expense pursuant to the stated interest rates on the convertible note in the amount of $43,899 for the nine months ended September 30, 2022.

ONE WORLD PRODUCTS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 12 – Notes Payable

Notes payable consists of the following at September 30, 2022 and December 31, 2021, respectively:

	September 30,	December 31,
	2022	2021

On September 15, 2022, the Company, through its wholly-owned subsidiary, One World Pharma, SAS, received proceeds of 55,488,000 COP, or approximately $12,243, on a loan with a face value of 70,000,000 COP, or approximately $15,445, from an individual pursuant to an unsecured promissory note, bearing interest at 4% per month, or 48% per annum, due on demand. The debt discount of $3,202 was expensed as finance costs at the time of origination.	$15,445	$-

On June 13, 2022, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., received an advance of $100,000 from an individual pursuant to an unsecured promissory note, maturing on January 1, 2024, that carries an 8% interest rate.	100,000	-

On June 17, 2022, the Company, through its wholly-owned subsidiary, One World Pharma, SAS, received proceeds of 230,400,000 COP, or approximately $55,821, on a loan with a face value of 240,000,000 COP, or approximately $58,147, from an individual pursuant to an unsecured promissory note, bearing interest at 4% per month, or 48% per annum, due on demand. The debt discount of $2,326 was expensed as finance costs at the time of origination. The face value of the note has been adjusted by $5,191 due to foreign currency translation adjustments.	52,956	-

On May 31, 2022, the Company, through its wholly-owned subsidiary, One World Pharma, SAS, received proceeds of 314,640,000 COP, or approximately $76,231, on a loan with a face value of 360,000,000 COP, or approximately $87,220, from an individual pursuant to promissory note, security by equipment, bearing interest at 2.1% per month, or 25% per annum, maturing on November 28, 2022. The debt discount of $10,990 was expensed as finance costs at the time of origination. The face value of the note has been adjusted by $7,786 due to foreign currency translation adjustments.	79,434	-

On May 30, 2022, the Company, through its wholly-owned subsidiary, One World Pharma, SAS, received a non-interest bearing loan of 20,000,000 COP, or approximately $4,846, from an individual pursuant to an unsecured promissory note, due on demand. The face value of the note has been adjusted by $433 due to foreign currency translation adjustments.	4,413	-

On April 29, 2022, the Company, through its wholly-owned subsidiary, One World Pharma, SAS, received a non-interest bearing loan of 10,000,000 COP, or approximately $2,423, from an individual pursuant to an unsecured promissory note, due on demand. The face value of the note has been adjusted by $216 due to foreign currency translation adjustments.	2,207	-

On March 1, 2022, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., received an advance of $400,000 from an individual pursuant to an unsecured promissory note, maturing on January 1, 2024, that carries an 8% interest rate.	400,000	-

On February 15, 2022, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., received an advance of $200,000 from an individual pursuant to an unsecured promissory note, maturing on January 1, 2024, that carries an 8% interest rate.	200,000	-

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

	-	119,274

Total notes payable	854,455	119,274
Less: current maturities	154,455	119,274
Notes payable, long-term portion	$700,000	$-

The Company recorded interest expense pursuant to the stated interest rates on the notes payable in the amount of $51,345 and $8,434 for the nine months ended September 30, 2022 and 2021, respectively.

ONE WORLD PRODUCTS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 13 – Notes Payable, Related Party

Notes payable, related party, consists of the following at September 30, 2022 and December 31, 2021, respectively:

	September 30,	December 31,
	2022	2021

On August 5, 2022, the Company received an advance of $50,000 from Dr. Kenneth Perego, II, M.D., our Vice Chairman of the Board pursuant to an unsecured promissory note due on demand that carried a 6% interest rate.	$50,000	$-

On August 2, 2022, the Company received an advance of $4,500 from Isiah Thomas, III, our Chairman of the Board and CEO, pursuant to an unsecured promissory note due on demand that carried a 6% interest rate.	4,500	-

On July 7, 2022, the Company received an advance of $5,000 from Dr. Kenneth Perego, II, M.D., our Vice Chairman of the Board pursuant to an unsecured promissory note due on demand that carried a 6% interest rate.	5,000	-

On June 3, 2022, the Company received an advance of $10,000 from Isiah Thomas, III, our Chairman of the Board and CEO, pursuant to an unsecured promissory note due on demand that carried a 6% interest rate.	10,000	-

On May 5, 2022, the Company received an advance of $10,000 from Isiah Thomas, III, our Chairman of the Board and CEO, pursuant to an unsecured promissory note due on demand that carried a 6% interest rate.	10,000	-

On May 5, 2022, the Company received an advance of $20,000 from Dr. Kenneth Perego, II, M.D., our Vice Chairman of the Board pursuant to an unsecured promissory note due on demand that carried a 6% interest rate.	20,000	-

On December 29, 2021, the Company received an advance of $200,000 from Dr. Kenneth Perego, II, M.D., our Vice Chairman of the Board pursuant to an unsecured promissory note due January 1, 2024 that carried an 8% interest rate.	200,000	200,000

Total notes payable. related party	299,500	200,000
Less: current maturities	99,500	-
Notes payable, related party, long-term portion	$200,000	$200,000

The Company recorded interest expense pursuant to the stated interest rates on the notes payable, related party, in the amount of $13,538 for the nine months ended September 30, 2022.

ONE WORLD PRODUCTS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company recognized interest expense for the nine months ended September 30, 2022 and 2021, as follows:

	September 30,	September 30,
	2022	2021

Interest on convertible notes	$43,899	$21,120
Interest on notes payable	51,345	8,434
Interest on notes payable, related parties	13,538	-
Finance cost on equity line of credit	15,000	-
Amortization of debt discounts	50,753	24,288
Amortization of debt discounts, common stock	106,894	273,594
Amortization of debt discounts, warrants	255,026	12,751
Series B preferred stock issued as a commitment on an ELOC	205,005	-
Common stock issued as a commitment on the 2nd AJB Note	134,128	-
Interest on accounts payable	11,249	7,771
Total interest expense	$886,837	$347,958

Note 14 – Convertible Preferred Stock

Preferred Stock

The Company has 10,000,000 authorized shares of $0.001 par value “blank check” preferred stock, of which 500,000 shares have been designated Series A Preferred Stock and 600,000 shares have been designated Series B Preferred Stock, as amended on August 2, 2022. The shares of Series A Preferred Stock and Series B Preferred Stock are each currently convertible into one hundred (100) shares of the Company’s common stock. The Series A Preferred Stock accrues dividends at the rate of 6% per annum, payable in cash as and when declared by the Board or upon a liquidation. The shares of Series B Preferred Stock are not entitled to dividends, other than the right to participate in dividends payable to holders of common stock on an as-converted basis. As of September 30, 2022, there were 65,233 and 262,168 shares of Series A Preferred Stock and Series B Preferred Stock, respectively, issued and outstanding. The Series A and B Preferred Stock are presented as mezzanine equity on the balance sheet due because they carry a stated value of $10 and $15 per share, respectively, and a deemed liquidation clause, which entitles the holders thereof to receive proceeds thereof in an amount equal to the stated value per share, plus any accrued and unpaid dividends, before any payment may be made to holders of common stock. Each share of Preferred Stock carries a number of votes equal to the number of shares of common stock into which such Preferred Stock may then be converted. The Preferred Stock generally will vote together with the common stock and not as a separate class.

The Series A and B Preferred Stock have been classified outside of permanent equity and liabilities. the Series A Preferred Stock embodies conditional obligations that the Company may settle by issuing a variable number of equity shares, and in both the Series A and B Preferred Stock, monetary value of the obligation is based on a fixed monetary amount known at inception.

Series A Preferred Stock Issuances

No shares of Series A Preferred Stock were issued during the nine months ending September 30, 2022.

Preferred Stock Dividends

The Series A Preferred Stock accrues dividends at the rate of 6% per annum, payable in cash as and when declared by the Board or upon a liquidation. The Company recognized $28,971 and $34,843 for the nine months ended September 30, 2022 and 2021, respectively. A total of $127,891 of dividends had accrued as of September 30, 2022.

Series B Preferred Stock Issuances

On September 1, 2022, the Company and Tysadco Partners, LLC (“Tysadco”), entered into a Securities Purchase Agreement (the “Purchase Agreement”) under which Tysadco agreed to purchase from the Company, 20,000 shares of the Company’s Series B Preferred Stock for a purchase price of $15 per share of Series B Preferred Stock, and an aggregate purchase price of $300,000. On September 12, 2022, Tysadco purchased the first 10,000 shares of Series B Preferred Stock under the Purchase Agreement for $150,000. The Company paid $15,000 out of the proceeds of the investment to Garden State Securities, Inc. as financing costs. In addition, pursuant to the ELOC Purchase Agreement, the Company issued Tysadco 13,667 shares of the Company’s Series B Preferred Stock as commitment fee shares. The fair value of the shares was $205,005, based on recent sales prices of the Company’s Series B Preferred Stock on the date of grant.

ONE WORLD PRODUCTS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 15 – Commitments and Contingencies

Equity Line of Credit

On September 1, 2022, the Company entered into a Purchase Agreement (the “ELOC Purchase Agreement”) with Tysadco Partners, LLC (“Tysadco”). Pursuant to the ELOC Purchase Agreement, Tysadco has agreed to purchase from the Company, from time to time upon delivery by the Company to Tysadco of “Request Notices,” and subject to the other terms and conditions set forth in the ELOC Purchase Agreement, up to an aggregate of $10,000,000 of the Company’s common stock. The purchase price of the shares of common stock to be purchased under the Purchase Agreement will be equal to 88% of the lowest daily “VWAP” during the period of 10 trading days beginning five trading days preceding the applicable Request. Each purchase under the Purchase Agreement will be in a minimum amount of $25,000 and a maximum amount equal to the lesser of (i) $1,000,000 and (ii) 500% of the average daily trading value of the common stock over the seven trading days preceding the delivery of the applicable Request Notice.

In connection with the ELOC Purchase Agreement, the Company entered into a Registration Rights Agreement with Tysadco under which the Company agreed to file a registration statement with the Securities and Exchange Commission covering the shares of common stock issuable under the ELOC Purchase Agreement and conversion of the Commitment Fee Shares (the “Registration Rights Agreement”).

Note 16 – Changes in Stockholders’ Equity

Common Stock

The Company is authorized to issue an aggregate of 300,000,000 shares of common stock with a par value of $0.001. As of September 30, 2022, there were 67,202,907 shares of common stock issued and outstanding.

Common Stock Issued on Subscriptions Payable

On March 29, 2022, the Company issued 262,066 shares of common stock on a Subscriptions Payable for the December 1, 2021 award of common stock to COR IR for services.

Common Stock Issued as a Promissory Note Commitment

As disclosed in Note 11 above, the Company paid a commitment fee to AJB Capital of $250,000 in the form of 1,250,000 shares of the Company’s common stock (“Commitment Fee Shares”) in connection with the issuance of the Second AJB Note, which was repaid on September 27, 2022. During the six month period following the six-month anniversary of the closing date, AJB Capital was entitled to be issued additional shares of common stock of the Company to the extent AJB Capital’s sale of the Commitment Fee Shares has resulted in net proceeds in an amount less than the Commitment Fee. As a result, the Company issued an additional 1,341,276 shares of common stock to AJB Capital on September 15, 2022. The fair value of the shares was $134,128, based on the closing price of the Company’s common stock on the date of grant.

Amortization of Stock-Based Compensation

A total of $123,440 of stock-based compensation expense was recognized from the amortization of options to purchase common stock over their vesting period during the nine months ended September 30, 2022.

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

ONE WORLD PRODUCTS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company recognized a total of $123,440, and $70,077 of compensation expense during the nine months ended September 30, 2022 and 2021, respectively, related to common stock options issued in the prior year to Officers, Directors, and Employees that are being amortized over the implied service term, or vesting period, of the options. The remaining unamortized balance of these options is $179,241 as of September 30, 2022.

Note 18 – Income Taxes

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the nine months ended September 30, 2022, and the year ended December 31, 2021, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At September 30, 2022, the Company had approximately $9,480,000 of federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2025.

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at September 30, 2022 and December 31, 2021, respectively.

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

Note 19 – Subsequent Events

The Company evaluates events that have occurred after the balance sheet date through the date these financial statements were issued.

Sale of Series B Preferred Stock

On October 12, 2022, the Company sold the second tranche of 10,000 shares of Series B Preferred Stock to Tysadco for proceeds of $150,000. The Company paid $15,000 out of the proceeds of the investment to Garden State Securities, Inc. as financing costs.

Commitment for the Sale of Series B Preferred Stock

On October 3, 2022, the Company and ISIAH International, LLC (“ISIAH International”), an entity in which the Company’s CEO, Isiah L. Thomas, III, is the sole member, entered into a securities purchase agreement under which ISIAH International has agreed to purchase from the Company an aggregate of 33,333 shares of the Company’s Series B Preferred Stock (the “Series B Shares”), initially convertible into an aggregate of three million three hundred thirty three thousand three hundred (3,333,300) shares of the Company’s common stock, for a total purchase price of $499,995. To date, no purchases under this agreement have occurred.

Extraction Facility Lease

On October 1, 2022, the Company entered into a five-year non-cancelable property lease, with an automatic five-year extension, for a new extraction facility with combined office space, at a monthly lease term of 29,000,000 COP plus VAT and administration fees, or approximately $6,300, with annual escalation of lease payments equal to the Consumer Price Index, plus 2%.

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

Overview

Through our wholly-owned subsidiary, One World Pharma S.A.S, a licensed cannabis cultivation, production and distribution (export) company located in Popayán, Colombia (nearest major city is Cali). We plan to be a producer of raw cannabis and hemp plant ingredients for both medical and industrial uses across the globe. We have received licenses to cultivate, produce and distribute the raw ingredients of the cannabis and hemp plant for medicinal, scientific and industrial purposes. Specifically, we are one of the only companies in Colombia to receive seed, cultivation, extraction and export licenses from the Colombian government. Currently, we own approximately 30 acres and have a covered greenhouse built specifically to cultivate high-grade cannabis and hemp. In addition, we have entered into agreements with local farming co-operatives that include small farmers and indigenous tribe members, under which they will cultivate cannabis on up to approximately 140 acres of land using our seeds and propagation techniques, and sell their harvested products to us on an exclusive basis. We planted our first crop of cannabis in 2018, which we began harvesting in the first quarter of 2019 for the purpose of further research and development activities and quality control testing of the cannabis we have produced. We have been generating revenue from the sale of our seeds since the second quarter of 2020. From August 2021 through March 2022, we made payments of approximately $1,400,000 for the purchase of a state of the art distillation machine that we expect to be placed in service within our vertically integrated extraction facility during the fourth quarter of 2022. Once the equipment is placed in service, we will be one of the only companies in Colombia to both hold licenses and possess the capability to extract high-quality CBD and THC oils. We terminated our lease on September 30, 2022, and plan to install the equipment at a new extraction facility when the equipment clears Customs in the fourth quarter of 2022. We entered into a 5-year lease on the new location on October 1, 2022, where we will combine our office and extraction facilities into the same building. The new facility is approximately half the cost of the former, and already contains the necessary electrical and epoxy floors, which will significantly reduce our tenant improvement costs.

Results of Operations for the Three Months Ended September 30, 2022 and 2021:

The following table summarizes selected items from the statement of operations for the three months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Increase /
	2022	2021	(Decrease)
Revenues	$33,373	$7,845	$25,528
Cost of goods sold	23,969	7,058	16,911
Gross profit	9,404	787	8,617

Operating expenses:
General and administrative	378,910	358,382	20,528
Professional fees	95,946	153,484	(57,538)
Depreciation expense	9,883	6,939	2,944
Total operating expenses:	484,739	518,805	(34,066)

Operating loss	(475,335)	(518,018)	(42,683)

Total other expense	(518,808)	(149,661)	369,147

Net loss	$(994,143)	$(667,679)	$326,464

Revenues

Revenues during the three months ended September 30, 2022 were $33,373, compared to $7,845 during the three months ended September 30, 2021, an increase of $25,528, or 325%. Revenues increased as we continued to shift our focus toward producing and selling CBD and THC oils.

Cost of Goods Sold

Cost of goods sold for the three months ended September 30, 2022 were $23,969, compared to $7,058 for the three months ended September 30, 2021, an increase of $16,911, or 240%. Cost of goods sold consists primarily of labor, agricultural raw materials, depreciation and overhead.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2022 were $378,910, compared to $358,382 during the three months ended September 30, 2021, an increase of $20,528, or 6%. The expenses for the current period consisted primarily of compensation expenses, office rent, and travel costs. General and administrative expenses increased primarily due to increased salaries and wages and lease expenses in Colombia over the prior year. General and administrative expenses included non-cash, stock-based compensation of $29,347 and $72,334 during the three months ended September 30, 2022 and 2021, respectively.

Professional Fees

Professional fees for the three months ended September 30, 2022 were $95,946, compared to $153,484 during the three months ended September 30, 2021, a decrease of $57,538, or 37%. Professional fees included non-cash, stock-based compensation of $11,833 and $60,042 during the three months ended September 30, 2022 and 2021, respectively. Professional fees decreased primarily due to decreased stock-based compensation during the current period.

Depreciation Expense

Depreciation expense for the three months ended September 30, 2022 was $9,883, compared to $6,939 during the three months ended September 30, 2021, an increase of $2,944, or 42%. Depreciation expense increased due to additional operational assets placed in service during the current period.

Other Income (Expense)

Other expenses, on a net basis, for the three months ended September 30, 2022 were $518,808, compared to other expenses, on a net basis, of $149,661 during the three months ended September 30, 2021, an increase in net expenses of $369,147, or 284%. Other expenses consisted of $529,915 of interest expense, including $109,969 of stock-based finance costs on the amortization of debt discounts, $339,133 of stock-based commitment fees on debt and equity financing, and a loss on the sale of fixed assets of $9,041, as partially offset by a gain of $20,148 on the early extinguishment of our extraction facility lease in Colombia, for the three months ended September 30, 2022, compared to $137,863 of interest expense, including $116,312 of stock-based finance costs on the amortization of debt discounts, and a loss on disposal of fixed assets of $17,563, as offset by $5,000 of sublease income on sublet office space and $765 of interest income during the three months ended September 30, 2021.

Net Loss

Net loss for the three months ended September 30, 2022 was $994,143, or $0.02 per share, compared to $667,679, or $0.01 per share, during the three months ended September 30, 2021, an increase of $326,464, or 49%. The net loss increased primarily due to increased stock-based compensation, primarily related to the issuance of 1,341,276 shares of common stock, valued at $134,128, and 13,667 shares of Series B Preferred stock, valued at $205,005, during the current period.

Results of Operations for the Nine Months Ended September 30, 2022 and 2021:

The following table summarizes selected items from the statement of operations for the nine months ended September 30, 2022 and 2021.

	Nine Months Ended September 30,		Increase /
	2022	2021	(Decrease)
Revenues	$76,384	$73,450	$2,934
Cost of goods sold	54,765	14,810	39,955
Gross profit	21,619	58,640	(37,021)

Operating expenses:
General and administrative	1,148,100	1,466,954	(318,854)
Professional fees	380,801	679,141	(298,340)
Depreciation expense	34,540	29,937	4,603
Total operating expenses:	1,563,441	2,176,032	(612,591)

Operating loss	(1,541,822)	(2,117,392)	(575,570)

Total other expense	(753,317)	(343,698)	409,619

Net loss	$(2,295,139)	$(2,461,090)	$(165,951)

Revenues

Revenues during the nine months ended September 30, 2022 were $76,384, compared to $73,450 during the nine months ended September 30, 2021, an increase of $2,934, or 4%. Revenues increased slightly as we continued to shift our focus toward producing and selling oils.

Cost of Goods Sold

Cost of goods sold for the nine months ended September 30, 2022 were $54,765, compared to $14,810 for the nine months ended September 30, 2021, an increase of $39,955, or 270%. Cost of goods sold consists primarily of labor, agricultural raw materials, depreciation and overhead.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2022 were $1,148,100, compared to $1,466,954 during the nine months ended September 30, 2021, a decrease of $318,854, or 22%. The expenses for the current period consisted primarily of compensation expenses, office rent, and travel costs. General and administrative expenses decreased primarily due to decreased stock-based compensation over the prior year. General and administrative expenses included non-cash, stock-based compensation of $88,041 and $510,468 during the nine months ended September 30, 2022 and 2021, respectively.

Professional Fees

Professional fees for the nine months ended September 30, 2022 were $380,801, compared to $679,141 during the nine months ended September 30, 2021, a decrease of $298,340, or 44%. Professional fees included non-cash, stock-based compensation of $35,399 and $384,283 during the nine months ended September 30, 2022 and 2021, respectively. Professional fees decreased primarily due to decreased stock-based compensation during the current period.

Depreciation Expense

Depreciation expense for the nine months ended September 30, 2022 was $34,540, compared to $29,937 during the nine months ended September 30, 2021, an increase of $4,603, or 15%. Depreciation expense increased as additional equipment was placed in service.

Other Income (Expense)

Other expenses, on a net basis, for the nine months ended September 30, 2022 were $753,317, compared to other expenses, on a net basis, of $343,698 during the nine months ended September 30, 2021, an increase in net expenses of $409,619, or 119%. Other expenses consisted of $886,837 of interest expense, including $361,921 of stock-based finance costs on the amortization of debt discounts, $339,133 of stock-based commitment fees on debt and equity financing, and a loss on the sale of fixed assets of $9,041, as partially offset by a gain of $20,148 on the early extinguishment of our extraction facility lease in Colombia, $1,000 of sublet income on our office space, a gain on early extinguishment of debt of $121,372 on the forgiveness of a PPP Loan and $41 of interest income, for the nine months ended September 30, 2022, compared to $347,958 of interest expense, including $286,345 of stock-based finance costs on the amortization of debt discounts, and a loss on disposal of fixed assets of $17,563, as offset by $19,500 of sublease income on sublet office space and $2,323 of interest income during the nine months ended September 30, 2021.

Net Loss

Net loss for the nine months ended September 30, 2022 was $2,295,139, or $0.03 per share, compared to $2,461,090, or $0.04 per share, during the nine months ended September 30, 2021, a decrease of $165,951, or 7%. The net loss decreased primarily due to decreased stock-based compensation during the current period.

Liquidity and Capital Resources

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, financing activities and effect of exchange rate changes on cash for the nine months ended September 30, 2022 and 2021:

	2022	2021
Operating Activities	$(1,124,967)	$(3,120,049)
Investing Activities	(36,851)	(268,223)
Financing Activities	1,117,581	4,068,938
Effect of Exchange Rate Changes on Cash	(6,820)	(10,919)
Net Increase (Decrease) in Cash	$(51,057)	$669,747

Net Cash Used in Operating Activities

During the nine months ended September 30, 2022, net cash used in operating activities was $1,124,967, compared to net cash used in operating activities of $3,120,049 for the nine months ended September 30, 2021. The cash used in operating activities was primarily attributable to our net loss.

Net Cash Used in Investing Activities

During the nine months ended September 30, 2022, net cash used in investing activities was $36,851, compared to net cash used in investing activities of $268,223 for the nine months ended September 30, 2021. The cash used in investing activities consisted of purchases of fixed assets, as partially offset by proceeds received on the sale of fixed assets.

Net Cash Provided by Financing Activities

During the nine months ended September 30, 2022, net cash provided by financing activities was $1,117,581, compared to net cash provided by financing activities of $4,068,938 for the nine months ended September 30, 2021. The current period consisted of $1,717,581 of proceeds received on debt financing and $150,000 of proceeds received on the sale of preferred stock, as partially offset by $750,000 of repayments on debt, compared to $947,000 of proceeds received on debt financing and $3,577,505 received on the sale of preferred and common stock, less debt repayments of $455,567, during the nine months ended September 30, 2021.

Ability to Continue as a Going Concern

As of September 30, 2022, our balance of cash on hand was $68,621, and we had negative working capital of $2,268,606 and an accumulated deficit of $22,212,027. We are too early in our development stage to project future revenue levels, and may not be able to generate sufficient funds to sustain our operations for the next twelve months. Accordingly, we may need to raise additional cash to fund our operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. The Company’s sales to date have primarily consisted of the sale of seeds. These sales include multi-element arrangements whereby the Company collects 50% of the sale upon delivery of the sales, and the remaining 50% upon the completion of the harvest, whether the seeds result in a successful crop, or not. In addition, the Company has a right of first refusal to purchase products resulting from the harvest. At September 30, 2022, the Company had $35,340 of deferred revenues and $22,830 of deferred cost of goods sold, as included in other current assets on the balance sheet, that are expected to be recognized upon the customers’ completion of their future harvests.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following issuances of equity securities by the Company during the three month period ended September 30, 2022 were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder:

Commitment Fee Shares

On September 15, 2022, the Company paid a commitment fee to AJB Capital in the form of 1,341,276 shares of common stock, restricted in accordance with Rule 144, in connection with the issuance of the Second AJB Note (defined above).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. Exhibits

Exhibit	Description
2.1	Agreement and Plan of Merger dated February 21, 2019, among the Registrant, OWP Merger Subsidiary Inc. and OWP Ventures, Inc. (incorporated by reference to Exhibit 2.1 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on February 25, 2019)
2.2	Agreement and Plan of Merger dated October 11, 2021, between One World Pharma, Inc. and One World Products, Inc. (incorporated by reference to Exhibit 2.1 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on November 30, 2021)
2.3	Articles of Merger Pursuant to NRS 92A.200 as filed with the Nevada Secretary of State on November 23, 2021 (incorporated by reference to Exhibit 2.1 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on November 30, 2021)
3.1	Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 24, 2014)
3.2	Certificate of Amendment to Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 8, 2019)
3.3	Certificate of Amendment to Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2020)
3.4	Certificate of Designation of Series A Preferred Stock of the Registrant dated June 1, 2020 (incorporated by reference to Exhibit 3.4 of the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 26, 2020)
3.5	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 24, 2014)
3.6	Certificate of Designation of Series B Preferred Stock of the Registrant dated February 2, 2021 (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the Securities and Exchange Commission on February 8, 2021)
3.7	Certificate of Amendment to Certificate of Designation of the Series B Preferred Stock of One World Products, Inc., Pursuant to NRS 78.1955, filed with the Secretary of State of the State of Nevada on August 2, 2022 (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the Securities and Exchange Commission on August 4, 2022)
4.1	Description of Securities (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form 10-K filed with the Securities and Exchange Commission on April 15, 2021)
4.2	Promissory Note of One World Pharma, Inc. in the principal amount of $290,000 issued to AJB Capital Investments LLC, dated January 20, 2021 (incorporated by reference to Exhibit 4.1 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on January 25, 2021)
4.3	Promissory Note of One World Pharma, Inc. in the principal amount of $750,000 issued to AJB Capital Investments LLC, dated September 24, 2021 (incorporated by reference to Exhibit 4.1 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on September 27, 2021)
4.4	Common Stock Purchase Warrant to purchase 1,500,000 shares of common stock of One World Pharma, Inc. issued to AJB Capital Investments LLC, dated September 24, 2021 (incorporated by reference to Exhibit 4.2 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on September 27, 2021)
4.5	Common Stock Purchase Warrant to purchase 2,000,000 shares of common stock of One World Pharma, Inc. issued to AJB Capital Investments LLC, dated September 24, 2021 (incorporated by reference to Exhibit 4.3 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on September 27, 2021)
10.1	Promissory Note between OWP Ventures, Inc. and Dr. Kenneth Perego, II, dated December 29, 2021 (incorporated by reference to Exhibit 10.1 of the Form 10-K filed with the Securities and Exchange Commission by One World Products, Inc. on April 15, 2022)
10.2	Addendum to Commercial Lease dated November 1, 2021, between Ripper Series, LLC and OWP Ventures, Inc. (incorporated by reference to Exhibit 10.2 of the Form 10-K filed with the Securities and Exchange Commission by One World Products, Inc. on April 15, 2022)
10.3	Commercial Lease dated December 2, 2018, between Larry R. Haupert dba Rexco and One World Pharma S.A.S. (incorporated by reference to Exhibit 10.3 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on February 25, 2019)
10.4	Commercial Lease dated October 16, 2018, between Ripper Series, LLC and OWP Ventures, Inc. (incorporated by reference to Exhibit 10.4 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on February 25, 2019)
10.5	One World Pharma, Inc. 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2020)
10.6	Form of Stock Option Grant Notice for grants under the 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2020)

10.7	Form of Option Agreement for grants under the 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2020)
10.8	Securities Purchase Agreement, dated September 24, 2021, between One World Pharma, Inc. and AJB Capital Investments LLC (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on September 27, 2021)
10.9	Security Agreement, dated September 24, 2021, between One World Pharma, Inc. and AJB Capital Investments LLC (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on September 27, 2021)
10.10	Commercial Lease Agreement dated November 26, 2021, between R&B Inversiones S.A.S. and One World Pharma S.A.S. (incorporated by reference to Exhibit 10.10 of the Form 10-Q filed with the Securities and Exchange Commission by One World Products, Inc. on May 16, 2022)
10.11	Residential Lease Agreement dated February 14, 2020, between Grupo Empresarial OIKOS S.A.S. and One World Pharma S.A.S. (incorporated by reference to Exhibit 10.11 of the Form 10-Q filed with the Securities and Exchange Commission by One World Products, Inc. on May 16, 2022)
10.12	Purchase Agreement, dated September 1, 2022, between One World Products, Inc. and Tysadco Partners, LLC (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by One World Products, Inc. on September 7, 2022)
10.13	Securities Purchase Agreement, dated September 1, 2022, between One World Products, Inc. and Tysadco Partners, LLC (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the Securities and Exchange Commission by One World Products, Inc. on September 7, 2022)
10.14	Registration Rights Agreement, dated September 1, 2022, between One World Products, Inc. and Tysadco Partners, LLC (incorporated by reference to Exhibit 10.3 of the Form 8-K filed with the Securities and Exchange Commission by One World Products, Inc. on September 7, 2022)
10.15*	Convertible Promissory Note Purchase Agreement, dated September 16, 2022, between One World Products, Inc. and Dr. John McCabe
10.16*	Convertible Note, dated September 16, 2022, between One World Products, Inc. and Dr. John McCabe
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
32.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Schema Document
101.CAL*	Inline XBRL Calculation Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document
101.LAB*	Inline XBRL Labels Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2022

One World Products, Inc.

/s/ Isiah L. Thomas III
Isiah L. Thomas III
Chief Executive Officer
(Principal Executive Officer)

/s/ Timothy Woods
Timothy Woods
Chief Financial Officer
(Principal Financial Officer)

