Form 10-K
period 2022-12-31
One World Products, Inc.
filed 2023-05-15
CIK 1622244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

6605 Grand Montecito Pkwy., Suite 100

Las Vegas, Nevada 89149

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant based upon the closing price of $0.169 per share as of June 30, 2022 was approximately $8,651,657.

As of May 10, 2023, there were 70,202,907 shares of registrant’s common stock outstanding.

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

●	We will need to obtain quota approvals from the Colombian authorities before we can commence commercial sale of our psychoactive products under our Cannabis Manufacturing License and Psychoactive Cultivation License;
●	We have successfully registered three non-psychoactive distinct cannabis strains and have received the certification required by Colombia’s National Registrar as of April 2020; and

●	We have been issued the sanitary registrations needed to sell our products intended for human consumption; and
●	We have successfully registered eight psychoactive distinct cannabis strains and have received the certifications required by Columbia’s National Registrar as of December 2020; and
●	We obtained quota approvals on December 30, 2022 for thirteen strains of THC.

Our first cultivation site is located in Popayan, Colombia and our extraction facility will be located in the outskirts of Bogota, Colombia, in the town of Mosquera. Our cultivation facility encompasses approximately 30 acres and includes a covered greenhouse built specifically to cultivate high-grade cannabis and hemp. In addition, we have entered into agreements with local farming co-operatives that include small farmers and indigenous tribe members, under which they will cultivate cannabis on up to approximately 140 acres of land using our seeds and propagation techniques, and sell their harvested products to us on an exclusive basis.

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

We currently have 120,000 square feet of covered greenhouse capacity, which we intend to increase to 160,000 square feet. We are building out our extraction and production facility and expect it to be operational before the end of the third quarter of 2023. During the first quarter of 2022, we made payments of approximately $1,400,000 for a state of the art distillation machine that was installed during the first quarter of 2023, which we expect to be placed in service during the second quarter of 2023 within our vertically integrated extraction facility in which we entered into a five-year lease on October 1, 2022, where we have combined our office and extraction facilities into the same building. This facility is approximately half the cost of the former, and already contains the necessary electrical and epoxy floors, which will significantly reduce our tenant improvement costs. Once the equipment is placed in service, we will be one of the only companies in Colombia to both hold licenses and possess the capability to extract high-quality CBD and THC oils. In addition, we have a contractual relationship with a local co-operative under which they agree to assist us in cultivation at our facility.

We have received full registrations from the Instituto Colombiano Agropecuario (the “ICA”) for the full registration of 3 non-psychoactive high CBD strains and 13 proprietary high THC cannabis strains. Only registered strains may be sold under Colombian law. We are now able to start the quota process, which is required in order to commercialize THC products. We receives a supplementary quota on December 30, 2022 that will allow us to sell THC products, based on the thirteen strains that were approved.

We recently added premium coffee certified by the Colombian National Coffee Federation infused CBD, teas infused with CBD and a series of wellness products, including sports CBD energy drinks for optimum performance, CBD facial and body creams for anti-inflammatory and anti-aging use to our product pipeline. We expect to start exporting our product pipeline in 2023, including CBD flower and distillate oil, while developing our white label commercial agreements with Europe, USA, and Latin America, while we continue to stream our process and procedures in a re-organization, following lean best practices in our operations and management to become the preferred just-in-time supplier of cannabinoids based premium products and raw ingredients with attractive pricing.

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

On December 20, 2017, the Colombian Ministry of Health, by means of resolution No. 5251 of 2017, granted OWP Colombia its license for the production of cannabis derivatives for domestic use and export, allowing OWP Colombia to extract high tetrahydrocannabinol (“THC”) compounds (“Cannabis Manufacturing License”). This license was renewed in 2023 for a ten-year term.

On December 26, 2017, the Colombian Ministry of Justice, by means of resolution No. 1087 of 2017, granted OWP Colombia its license to use seeds for sowing for sale or delivery of seeds and/or for scientific research purposes, allowing for genetic and seed bank registration (“Cannabis Seed Possession License”). This license was also renewed in 2023 for a ten-year term.

On December 26, 2017, the Colombian Ministry of Justice, by means of resolution No. 1088 of 2017, granted OWP Colombia its license to grow non-psychoactive cannabis plants (less than 1.0% THC). Under this license, OWP Colombia can produce seeds for planting, deliver and make sales of the cannabis crop in order to produce cannabis derivatives and deliver and make sales of the cannabis crop for industrial purposes (“Cannabis Non-Psychoactive Cultivation License”). This license was also renewed in 2023 for a ten-year term.

On January 4, 2018, the Colombian Ministry of Justice, by means of resolution No. 0015 of 2018, granted OWP Colombia its license to grow psychoactive cannabis plants (greater than 1.0% THC) (“Psychoactive Cultivation License”). Under this license, OWP Colombia can produce seeds for planting, and deliver and make sales of the cannabis crop in order to produce cannabis derivatives. This license was also renewed in 2023 for a ten-year term.

Six months prior to the expiration of each of the Licenses, we can apply for successive renewals for additional ten-year periods. In each renewal application, the corresponding Ministry will assess compliance with all the relevant requirements in determining whether or not to renew the License.

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

Regulation

Our active business operations are currently conducted solely within Colombia, and as such, the discussion below is limited to Colombian laws and regulations applicable to our business, which require us to hold the relevant licenses, quotas and other permits, as described below. Our activities in the United States consist solely of corporate administrative activities at our Las Vegas headquarters, including accounting, finance and SEC compliance functions. We believe that our current activities in the United States will not subject us to regulation under the U.S. Controlled Substances Act or other applicable U.S. federal or state laws with respect to our proposed business plans. All export activities will be conducted from Colombia, and we do not intend to export any of our products to jurisdictions where such sales are not legal under local law. We intend to export Hemp oil to the USA, in accordance with The Agriculture Improvement Act of 2018 (2018 farm bill; P.L. 115-334, H. Rept. 115-1072).

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

Cultivation in Colombia has natural cost advantages. However, management believes the more sustainable competitive advantage is to create patient loyalty and brand preference, as opposed to the distribution of more homogeneous products. Domestically our competition consists of PharmaCielo, CannaVida, Empresa Colombiana de Cannabis, Khiron Life Sciences Corp., MedCan, Canopy Growth Corporation, Clever Leaves and Flora Growth.

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

Principal Executive Offices

Our principal executive offices are located at 6605 Grand Montecito Pkwy., Suite 100, Las Vegas, NV 89149. Our telephone number is (800) 605-3210. We believe our facilities are adequate to meet our current and near-term needs.

Employees

As of May 10, 2022, we had 14 full-time employees. Our employees are not represented by labor unions. We consider our relationship with our employees to be positive.

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

Risks Relating to our Business

Limited Operating History

We are an early stage company that has generated minimal revenues and, we have a limited operating history upon which our business and future prospects may be evaluated. To date, we have suffered recurring losses from operations and have an accumulated deficit of approximately $22,976,365 as of December 31, 2022. We are subject to all of the business risks and uncertainties associated with any new business enterprise, including the risk that we will not achieve our operating goals. In order for us to meet future operating requirements, we will need to successfully grow, harvest and sell our cannabis products. Until such time as we are able to fund our business from operations, we will be required to raise funds through various sources, including the sale of equity and debt securities, Failure to generate cash from operations and to reach profitability may adversely affect our success.

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

Competition

There are many companies engaged in the cannabis business who we will compete with, including larger and more established companies with substantially greater marketing, financial, human and other resources than we have. These companies include PharmaCielo, CannaVida, Empresa Colombiana de Cannabis, Khiron Life Sciences Corp., MedCan, Canopy Growth Corporation, Clever Leaves and Flora Growth. Although we believe we are competitively positioned to be a leader in the medicinal cannabis industry given our early entry into the market, the management team’s expertise in medical product branding, marketing, quality control, and market relationships, competition in the medical cannabis industry is growing quickly. As more competitors enter the market, prices may be reduced. We believe our approach in creating brand loyalty will allow us to effectively compete in the market but there is no assurance that will be the case, and our competitors may adopt a similar or identical approach. To date, we have obtained four licenses in Colombia that authorize us to engage in cannabis activities, and there are currently few authorized producers there. However, Colombia offers an open process to apply for licenses and there are no significant barriers to entry. As a result, our ability to generate revenues and earnings may be reduced as competition intensifies, thereby causing a material adverse effect on our business and financial condition.

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

Control of Common Stock will Influence Decision Making

Our officers, directors and principal stockholders are able to exert significant influence over us and may make decisions that are not in the best interests of all stockholders. Our officers, directors and principal stockholders (greater than 5% stockholders) collectively own approximately 45.9% of our fully-diluted common stock. As a result of such ownership, these stockholders are able to affect the outcome of, or exert significant influence over, all matters requiring stockholder approval, including the election and removal of directors and any change in control. In particular, this concentration of ownership of our common stock could have the effect of delaying or preventing a change of control of our company or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of our company. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our stockholders from realizing a premium over the market prices for their shares of our common stock.

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

ITEM 1B. Unresolved Staff Comments

Not Applicable.

ITEM 2. Properties

Our principal executive offices are located at 6605 Grand Montecito Pkwy., Suite 100, Las Vegas, NV 89149, Telephone No.: (800) 605-3210. Our leased premises are shared and are utilized for corporate business offices. Our Nevada premises are subject to a month-to-month lease agreement. In addition, OWP Colombia leases a home in Bogota under leases expiring in less than a year. On October 1, 2022, OWP Colombia commenced a five-year lease for combined office and warehouse space. The leased premise is 16,415 square feet and will be used for our extraction facility. Our anticipated future lease commitments on a calendar year basis in US dollars, excluding common area maintenance fees, under non-cancelable operating leases are as follows:

Minimum
Year Ending	Lease
December 31,	Commitments
2023	$112,508
2024	107,632
2025	99,186
2026	102,162
2027	78,336
Total future minimum lease liabilities	$499,824

We believe that our current facilities are adequate for our current needs. We intend to secure new facilities or expand existing facilities as necessary to support future growth. We believe that suitable additional space will be available on commercially reasonable terms as needed to accommodate our operations.

ITEM 3. Legal Proceedings

In April 2023, one of our employees filed a claim for unpaid wages against us with the Office of the Labor Commissioner of the State of Nevada, seeking unpaid wages in the amount of $28,125 plus additional penalties in the amount of $18,751. We believe the claim is without merit, and on April 27, 2023, we formally advised the Office of the Labor Commissioner that we dispute the claim on multiple grounds. The claim currently remains pending with the Office of the Labor Commissioner.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is a limited public market for our common stock. Shares of our common stock trade on the over-the-counter market and are quoted on the OTCQB tier of the OTC Markets under the symbol “OWPC”. As of May 10, 2023, the closing price of our common stock was $0.07.

The following table sets forth, for the fiscal quarters indicated, the high and low bid information for our common stock, as reported on the OTC Markets. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low
Fiscal Year Ended December 31, 2022
First Quarter	$0.14	$0.08
Second Quarter	$0.24	$0.07
Third Quarter	$0.19	$0.09
Fourth Quarter	$0.13	$0.07

Fiscal Year Ended December 31, 2021
First Quarter	$1.00	$0.10
Second Quarter	$0.32	$0.27
Third Quarter	$0.30	$0.10
Fourth Quarter	$0.14	$0.07

As of May 10, 2023, there were approximately 77 shareholders of record of our common stock. Such number does not include any shareholders holding shares in nominee or “street name”. As of May 10, 2023, there were 70,202,907 shares of common stock outstanding on record.

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

Equity Compensation Plan Information

This following table provides information about shares our common stock that may be issued under our options outstanding at December 31, 2022. Other than individual options outstanding reflected in the table below, we did not have any shares authorized for issuance under equity plans at December 31, 2022.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,742,000	$0.17	5,258,000
Equity compensation plans not approved by security holders (1)	17,011,650	0.24	N/A
Total	21,753,650	$0.23	5,258,000

(1) Represents options to purchase 5,500,000 shares of common stock at a per share exercise price of $0.13 issued outside of our option plan to our CEO, Isiah Thomas, III, and warrants to purchase a total of 9,511,650 and 2,000,000 shares of common stock at $0.25 and $0.50 per share, respectively.

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

Recent Sales of Unregistered Securities

Series A Preferred Stock Sales

On December 21, 2022, the Company issued 2,500 shares of series A preferred stock, restricted in accordance with Rule 144, to an accredited investor for proceeds of $25,000.

On December 20, 2022, the Company issued 2,500 shares of series A preferred stock, restricted in accordance with Rule 144, to an accredited investor for proceeds of $25,000.

Series B Preferred Stock Sales

On October 12, 2022, the Company issued 10,000 shares of series B preferred stock, restricted in accordance with Rule 144, to Tysadco Partners, LLC for proceeds of $150,000.

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

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company for the fiscal years ended December 31, 2022 and 2021. The discussion and analysis that follows should be read together with the section entitled “Forward Looking Statements” and our financial statements and the notes to the financial statements included elsewhere in this annual report on Form 10-K.

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

Through our wholly-owned subsidiary, One World Pharma S.A.S, a licensed cannabis cultivation, production and distribution (export) company located in Popayán, Colombia (nearest major city is Cali). We plan to be a producer of raw cannabis and hemp plant ingredients for both medical and industrial uses across the globe. We have received licenses to cultivate, produce and distribute the raw ingredients of the cannabis and hemp plant for medicinal, scientific and industrial purposes. Specifically, we are one of the only companies in Colombia to receive seed, cultivation, extraction and export licenses from the Colombian government. Currently, we own approximately 30 acres and have a covered greenhouse built specifically to cultivate high-grade cannabis and hemp. In addition, we have entered into agreements with local farming co-operatives that include small farmers and indigenous tribe members, under which they will cultivate cannabis on up to approximately 140 acres of land using our seeds and propagation techniques, and sell their harvested products to us on an exclusive basis. We planted our first crop of cannabis in 2018, which we began harvesting in the first quarter of 2019 for the purpose of further research and development activities and quality control testing of the cannabis we have produced. We have been generating revenue from the sale of our seeds since the second quarter of 2020. From August 2021 through March 2022, we made payments of approximately $1,400,000 for the purchase of a state of the art distillation machine that we expect to be placed in service within our vertically integrated extraction facility during the second quarter of 2023. Once the equipment is placed in service, we will be one of the only companies in Colombia to both hold licenses and possess the capability to extract high-quality CBD and THC oils. We terminated our lease on September 30, 2022, and during the fourth quarter of 2022, have begun to install the equipment at a new extraction facility. We entered into a 5-year lease at this new location on October 1, 2022, where we have combined our office and extraction facilities into the same building. The new facility is approximately half the cost of the former, and already contained the necessary electrical and epoxy floors, which has significantly reduce our tenant improvement costs.

We recently added premium coffee certified by the Colombian National Coffee Federation infused CBD, teas infused with CBD and a series of wellness products, including sports CBD energy drinks for optimum performance, CBD facial and body creams for anti-inflammatory and anti-aging use to our product pipeline. We expect to start exporting our product pipeline in 2023, including CBD flower and distillate oil, while developing our white label commercial agreements with Europe, USA, and Latin America, while we continue to stream our process and procedures in a re-organization, following lean best practices in our operations and management to become the preferred just-in-time supplier of cannabinoids based premium products and raw ingredients with attractive pricing.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the following entities, all of which were under common control and ownership at December 31, 2022:

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

(5)Wholly-owned subsidiary of OWP Ventures, Inc., formed on September 12, 2019, located in Colombia and legally constituted as a simplified stock company. This company has yet to incur any substantive income or expenses.

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

Cash in Excess of FDIC Insured Limits

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000, under current regulations. The Company did not have any cash in excess of FDIC insured limits at December 31, 2022, and has not experienced any losses in such accounts.

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

There was no impact on the Company’s financial statements from ASC 606 for the years ended December 31, 2022 or 2021.

Advertising Costs

The Company expenses the cost of advertising and promotions as incurred. Advertising and promotions expense was $80,498 and $137,915 for the years ended December 31, 2022 and 2021, respectively.

Basic and Diluted Loss Per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended December 31, 2022 and 2021, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

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

Results of Operations for the Years ended December 31, 2022 and 2021

The following table summarizes selected items from the statement of operations for the years ended December 31, 2022 and 2021.

	For the Years Ended
	December 31,		Increase /
	2022	2021	(Decrease)

Revenues	$125,662	$38,264	$87,398
Cost of goods sold	300,757	19,744	281,013
Gross profit (loss)	(175,095)	18,520	281,013

Operating expenses:
General and administrative	1,587,017	2,924,284	(707,267)
Professional fees	431,737	915,217	(483,480)
Depreciation expense	42,287	40,321	1,966
Total operating expenses:	2,061,041	3,249,822	(1,188,781)

Operating loss	(2,236,136)	(3,231,302)	(995,166)

Total other expense	(823,341)	(553,260)	270,081

Net loss	$(3,059,477)	$(3,784,562)	$(725,085)

Revenues

Revenues for the year ended December 31, 2022 were $125,662, compared to $38,264 during the year ended December 31, 2021, an increase of $87,398, or 228%. Revenues increased as we continued to shift our focus toward producing and selling CBD and THC oils.

Cost of Goods Sold

Cost of goods sold for the year ended December 31, 2022 were $300,757, compared to $19,744 during the year ended December 31, 2021, an increase of $281,013, or 1,423%. Cost of goods sold consists primarily of write offs of obsolete inventory, labor, depreciation and maintenance on cultivation and production equipment, and supplies consumed in our operations. Our gross margins were approximately negative 139% for the year ended December 31, 2022, compared to 48% during the year ended December 31, 2021. Our current year gross margins were less than the prior year due primarily to a significant write down of obsolete inventory, compared to the prior year.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2022 were $1,587,017, compared to $2,294,284 for the year ended December 31, 2021, a decrease of $707,267, or 31%. General and administrative expenses decreased primarily due to decreased stock-based compensation. The expenses for the current period consisted primarily of compensation expenses, office rent, and travel costs, including $117,388 of stock-based compensation, which consisted entirely of expense related to stock options that were issued to our officers. The expenses for the prior period included $638,036 of stock-based compensation, of which $55,234, consisting of 673,582 shares, were issued as compensation payment in lieu of cash to our former CFO, and $582,802 of expense related to stock options that were issued to our officers. Stock-based compensation decrease by $520,648, or 82%, for the year ended December 31, 2022, compared to the year ended December 31, 2021.

Professional Fees

Professional fees for the year ended December 31, 2022 were $431,737, compared to $915,217 during the year ended 2021, a decrease of $483,480, or 53%. Professional fees included non-cash stock-based compensation of $47,232, consisting entirely of stock options expense, during the year ended December 31, 2022, compared to $496,553, consisting of $78,521 on issuances of common stock expense and $418,032 of stock options expense, during the year ended December 31, 2021, a decrease of $449,321, or 90%. Professional fees decreased primarily due to decreased stock-based compensation during the current period.

Depreciation Expense

We had $42,287 of depreciation expense for the year ended December 31, 2022, compared to $40,321 of depreciation expense for the year ended December 31, 2021, an increase of $1,966, or 5%. Depreciation expense increased during the current period as additional assets have been placed in service.

Other Income (Expense)

Other expenses, on a net basis, for the year ended December 31, 2022 were $823,341, compared to other expenses, on a net basis, of $553,260 for the year ended December 31, 2021. Other expense during the year ended December 31, 2022 consisted of a loss on disposal of fixed assets of $9,041, and $956,858 of interest expense, including $339,133 on shares of series B preferred stock and common stock issued as commitment fees to Tysadco Partners on debt financing arrangements, as partially offset by $1,000 of sublease income, a gain on early extinguishment of leases of $20,148, a gain on forgiveness of PPP loan of $121,372 and $38 of interest income. Other expenses for the year ended December 31, 2021 consisted of a loss on disposal of fixed assets of $71,487 and $511,131 of interest expense, as partially offset by $27,000 of sublease income and $2,358 of interest income.

Net Loss

Net loss for the year ended December 31, 2022 was $3,059,477, or $0.05 per share, compared to $3,784,562, or $0.06 per share, during the year ended December 31, 2021, a decrease of $725,085, or 19%. The net loss for the year ended December 31, 2022 included non-cash expenses consisting of $42,287 of depreciation, a $9,041 loss on disposal of fixed assets, $503,753 of stock-based compensation, and $956,858 of interest expense, including $412,673 on the amortization of debt discounts and $339,133 on shares of series B preferred stock and common stock issued as commitment fees to Tysadco Partners on debt financing arrangements. The net loss for the year ended December 31, 2021 included non-cash expenses consisting of $40,321 of depreciation, a $71,487 loss on disposal of fixed assets, $1,134,589 of stock-based compensation, and $511,131 of interest expense, including $456,656 on the amortization of debt discounts.

Liquidity and Capital Resources

As of December 31, 2022, the Company had current assets of $123,467, consisting of cash of $11,016, accounts receivable of $12,355, inventory of $54,153 and other current assets of $45,943. The Company’s current liabilities as of December 31, 2022 were $2,977,435, consisting of $798,067 of accounts payable, $948,458 of accrued expenses, $11,808 of deferred revenue, $137,843 of dividends payable, $86,235 of lease liabilities and $995,024 of debts.

The following table summarizes our total current assets, liabilities and working capital at December 31, 2022 and 2021.

	December 31,
	2022	2021
Current Assets	$123,467	$496,989

Current Liabilities	$2,977,435	$1,523,593

Working Capital	$(2,853,968)	$(1,026,604)

The following table summarizes our cash flows during the years ended December 31, 2022 and 2021, respectively.

	For the Year Ended
	December 31,
	2022	2021
Net cash used in operating activities	$(1,380,483)	$(3,728,702)
Net cash used in investing activities	(36,851)	(388,001)
Net cash provided by financing activities	1,317,581	4,218,938
Effect of exchange rate changes on cash	(8,909)	(11,477)

Net change in cash	$(108,662)	$90,758

The decrease in funds used in operating activities for the year ended December 31, 2022, compared to the year ended December 31, 2021, was primarily due to decreased operations in the current year as capital resources tightened.

The decrease in funds used in investing activities for the year ended December 31, 2022, compared to the year ended December 31, 2021, was due primarily to decreased purchases of fixed assets in the year ended December 31, 2022.

The decrease in funds provided by financing activities for the year ended December 31, 2022, compared to the year ended December 31, 2021, was due primarily to $3,227,505 of decreased proceeds received from the sale of our securities, as partially offset by $326,148 of increased net debt financing proceeds received during the year ended December 31, 2022.

Satisfaction of our Cash Obligations for the Next 12 Months

As of December 31, 2022, we had $119,678 of cash on hand and negative working capital of $2,853,968. We do not currently have sufficient funds to fund our operations at their current levels for the next twelve months. As we implement our cannabis cultivation business and attempt to expand operational activities, we expect to continue to experience net negative cash flows from operations in amounts not now determinable, and will be required to obtain additional financing to fund operations. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to achieve sustainable revenues and profitable operations. Since inception, we have raised funds primarily through the sale of equity securities. We will need, and are currently seeking, additional funds to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations or cause substantial dilution for our stockholders. If we are unable to obtain additional funds, our ability to carry out and implement our planned business objectives and strategies will be significantly delayed, limited or may not occur. We cannot guarantee that we will become profitable. Even if we achieve profitability, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability and our failure to do so would adversely affect our business, including our ability to raise additional funds.

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

ITEM 8. Financial Statements and Supplementary Data

ONE WORLD PRODUCTS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of One World Products, Inc. and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of One World Products, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, consolidated stockholders’ equity (deficit) and consolidated cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Convertible Preferred Stock

As discussed in Note 17, the Company has complex financial instruments due to the issued and outstanding preferred stock, resulting in the classification of the financial instruments outside of permanent equity due to the terms of the instruments. Given the factors, the related audit effort in evaluating management’s judgments in determining the appropriate classification was extensive and required a high degree of auditor judgment.

We tested the Company’s classification of the financial instruments by examining and evaluating the agreements along with management’s evaluation of the key terms and management’s disclosure of the transactions.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2018.

Houston, TX

May 15, 2023

ONE WORLD PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2022	2021
Assets

Current assets:
Cash	$11,016	$119,678
Accounts receivable	12,355	19,880
Inventory	54,153	198,595
Other current assets	45,943	158,836
Total current assets	123,467	496,989

Other assets	179,927	147,194
Right-of-use assets	425,969	-
Security deposits	1,449,808	1,255,988
Fixed assets, net	988,536	1,003,013

Total Assets	$3,167,707	$2,903,184

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$798,067	$480,146
Accrued expenses	948,458	457,762
Deferred revenues	11,808	30,164
Dividends payable	137,843	98,920
Current portion of lease liabilities	86,235	-
Convertible notes payable, net of $-0- and $412,673 of debt discounts at December 31, 2022 and 2021, respectively	750,000	337,327
Notes payable, current maturities	145,524	119,274
Notes payable, related parties, current maturities	99,500	-
Total current liabilities	2,977,435	1,523,593

Long-term lease liability	341,680	-
Notes payable, long-term portion	700,000	-
Notes payable, related parties, long-term portion	200,000	200,000

Total Liabilities	4,219,115	1,723,593

Series A convertible preferred stock, $0.001 par value, 500,000 shares authorized; 70,233 and 65,233 shares issued and outstanding at December 31, 2022 and 2021, respectively	702,330	652,330
Series B convertible preferred stock, $0.001 par value, 300,000 shares authorized; 272,168 and 238,501 shares issued and outstanding at December 31, 2022 and 2021, respectively	4,082,520	3,577,515

Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value, 9,200,000 shares authorized; no shares issued and outstanding at December 31, 2022 and 2021, respectively	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized; 67,202,907 and 65,599,565 shares issued and outstanding at December 31, 2022 and 2021, respectively	67,203	65,600
Additional paid-in capital	17,123,603	16,843,656
Subscriptions payable, consisting of -0- and 262,066 shares at December 31, 2022 and 2021, respectively	-	21,725
Accumulated other comprehensive loss	(50,699)	(64,347)
Accumulated (deficit)	(22,976,365)	(19,916,888)
Total Stockholders’ Equity (Deficit)	(5,836,258)	(3,050,254)

Total Liabilities and Stockholders’ Equity (Deficit)	$3,167,707	$2,903,184

The accompanying notes are an integral part of these consolidated financial statements.

ONE WORLD PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Year Ended
	December 31,
	2022	2021

Revenues	$125,662	$38,264
Cost of goods sold	300,757	19,744
Gross profit (loss)	(175,095)	18,520

Operating expenses:
General and administrative	1,587,017	2,294,284
Professional fees	431,737	915,217
Depreciation expense	42,287	40,321
Total operating expenses	2,061,041	3,249,822

Operating loss	(2,236,136)	(3,231,302)

Other income (expense):
Sublease income	1,000	27,000
Loss on disposal of fixed assets	(9,041)	(71,487)
Gain on early extinguishment of lease	20,148	-
Gain on forgiveness of PPP loan	121,372	-
Interest income	38	2,358
Interest expense	(956,858)	(511,131)
Total other expense	(823,341)	(553,260)

Net loss	$(3,059,477)	$(3,784,562)

Other comprehensive loss:
Gain (loss) on foreign currency translation	$13,648	$(11,477)

Net other comprehensive loss	$(3,045,829)	$(3,796,039)
Series A convertible preferred stock declared ($0.60 per share)	(38,923)	(61,684)
Net loss attributable to common shareholders	$(3,084,752)	$(3,857,723)

Weighted average number of common shares outstanding - basic and diluted	66,191,644	60,600,548

Net loss per share - basic and diluted	$(0.05)	$(0.06)

Dividends declared per share of common stock	$0.00	$0.00

The accompanying notes are an integral part of these consolidated financial statements.

ONE WORLD PRODUCTS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Series A Convertible		Series B Convertible				Additional		Accumulated Other		Total Stockholders’
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Subscriptions	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Income (Loss)	Deficit	(Deficit)

Balance, December 31, 2020	150,233	$1,502,330	-	$-	53,085,305	$53,085	$14,103,672	$75,000	$(52,870)	$(16,132,326)	$(1,953,439)

Series B convertible preferred stock sold for cash to our CEO	-	-	203,334	3,050,010	-	-	-	-	-	-	-

Series B convertible preferred stock sold for cash	-	-	35,167	527,505	-	-	(10)	-	-	-	(10)

Common stock sold for cash	-	-	-	-	750,000	750	74,250	(75,000)	-	-	-

Conversion of series A convertible preferred stock	(85,000)	(850,000)	-	-	8,500,000	8,500	841,500	-	-	-	850,000

Common stock issued for services	-	-	-	-	954,260	955	111,075	21,725	-	-	133,755

Commitment shares issued pursuant to promissory note	-	-	-	-	2,250,000	2,250	416,062	-	-	-	418,312

Exercise of cashless options	-	-	-	-	60,000	60	(60)	-	-	-	-

Warrants issued as a debt discount	-	-	-	-	-	-	358,017	-	-	-	358,017

Amortization of common stock options issued for services	-	-	-	-	-	-	1,000,834	-	-	-	1,000,834

Series A convertible preferred stock dividend declared ($0.60 per share)	-	-	-	-	-	-	(61,684)	-	-	-	(61,684)

Loss on foreign currency translation	-	-	-	-	-	-	-	-	(11,477)	-	(11,477)

Net loss	-	-	-	-	-	-	-	-	-	(3,784,562)	(3,784,562)

Balance, December 31, 2021	65,233	$652,330	238,501	$3,577,515	65,599,565	$65,600	$16,843,656	$21,725	$(64,347)	$(19,916,888)	$(3,050,254)

Series A convertible preferred stock sold for cash	5,000	50,000	-	-	-	-	-	-	-	-	-

Series B convertible preferred stock sold for cash	-	-	20,000	300,000	-	-	-	-	-	-	-

Series B convertible preferred stock issued as commitment fee on ELOC	-	-	13,667	205,005	-	-	-	-	-	-	-

Common stock issued for services	-	-	-	-	1,603,342	1,603	154,250	(21,725)	-	-	134,128

Amortization of common stock options issued for services	-	-	-	-	-	-	164,620	-	-	-	164,620

Series A convertible preferred stock dividends declared ($0.60 per share)	-	-	-	-	-	-	(38,923)	-	-	-	(38,923)

Loss on foreign currency translation	-	-	-	-	-	-	-	-	13,648	-	13,648

Net loss	-	-	-	-	-	-	-	-	-	(3,059,477)	(3,059,477)

Balance, December 31, 2022	70,233	$702,330	272,168	$4,082,520	67,202,907	$67,203	$17,123,603	$-	$(50,699)	$(22,976,365)	$(5,836,258)

The accompanying notes are an integral part of these consolidated financial statements.

ONE WORLD PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2022	2021
Cash flows from operating activities
Net loss	$(3,059,477)	$(3,784,562)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debts expense	-	2,062
Depreciation and amortization expense	42,287	40,321
Loss on disposal of fixed assets	9,041	71,487
Gain on early extinguishment of lease	(20,148)	-
Gain on forgiveness of PPP loan	(121,372)	-
Amortization of debt discounts	412,673	456,656
Stock-based compensation	339,133	133,755
Amortization of options issued for services	164,620	1,000,834
Decrease (increase) in assets:
Accounts receivable	7,525	(16,306)
Inventory	144,442	68,557
Other current assets	112,893	(187,119)
Other assets	(32,733)	-
Right-of-use assets	118,347	195,029
Security deposits	(193,820)	(1,190,874)
Increase (decrease) in liabilities:
Accounts payable	317,921	(254,408)
Accrued expenses	492,794	(92,773)
Deferred revenues	(18,356)	30,164
Lease liability	(96,253)	(201,525)
Net cash used in operating activities	(1,380,483)	(3,728,702)

Cash flows from investing activities
Proceeds received on disposal of fixed assets	6,350	5,125
Purchase of fixed assets	(43,201)	(393,126)
Net cash used in investing activities	(36,851)	(388,001)

Cash flows from financing activities
Proceeds from convertible note payable	750,000	-
Repayment of convertible note payable	(750,000)	-
Proceeds from notes payable	868,081	1,147,000
Repayment of notes payable	-	(505,567)
Proceeds from notes payable, related parties	99,500	-
Proceeds from sale of preferred and common stock	350,000	3,577,505
Net cash provided by financing activities	1,317,581	4,218,938

Effect of exchange rate changes on cash	(8,909)	(11,477)

Net increase (decrease) in cash	(108,662)	90,758
Cash - beginning	119,678	28,920
Cash - ending	$11,016	$119,678

Supplemental disclosures:
Interest paid	$117,112	$48,252
Income taxes paid	$-	$-

Non-cash investing and financing transactions:
Initial recognition of right-of-use assets and lease liabilities	$1,962,998	$-
Cost of preferred shares exchanged for conversion to common stock	$-	$850,000
Value of commitment shares issued as a debt discount	$-	$418,312
Value of warrants issued as a debt discount	$-	$358,017
Dividends payable	$38,923	$61,684
Par value of cashless exercise of common stock options	$-	$60

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

OWP Ventures is a holding company formed in Delaware on March 27, 2018 to enter and support the cannabis industry, and on May 30, 2018, it acquired OWP Colombia. OWP Colombia is a licensed cannabis cultivation, production and distribution (export) company located in Popayán, Colombia (nearest major city is Cali). We plan to be a producer of raw cannabis and hemp plant ingredients for both medical and industrial uses across the globe. We have received licenses to cultivate, produce and distribute the raw ingredients of the cannabis and hemp plant for medicinal, scientific and industrial purposes. Specifically, we are one of the few companies in Colombia to receive all four licenses, including seed use, cultivation of non-psychoactive cannabis, cultivation of psychoactive cannabis, and manufacturing allowing for extraction and export. Currently, we own approximately 30 acres and have a covered greenhouse built specifically to cultivate high-grade cannabis and hemp. In addition, we have entered into agreements with local farming co-operatives that include small farmers and indigenous tribe members, under which they will cultivate cannabis on up to approximately 140 acres of land using our seeds and propagation techniques, and sell their harvested products to us on an exclusive basis. We began harvesting cannabis in the first quarter of 2019 for the purpose of further research and development activities, quality control testing and extraction. We have been generating revenue from the sale of our seeds since the second quarter of 2020. During the first quarter of 2022, we made payments of approximately $1,400,000 for a state of the art distillation machine that we expect to be placed in service during the second quarter of 2023 within our vertically integrated extraction facility in which we entered into a 5-year lease on October 1, 2022, where we have combined our office and extraction facilities into the same building.

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”). All references to Generally Accepted Accounting Principles (“GAAP”) are in accordance with The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the Hierarchy of Generally Accepted Accounting Principles.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein.

ONE WORLD PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the following entities, all of which were under common control and ownership at December 31, 2022:

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

ONE WORLD PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

The Company discloses the fair value of certain assets and liabilities in accordance with ASC 820, Fair Value Measurements and Disclosures (ASC 820). ASC 820 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

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

Cash in Excess of FDIC Insured Limits

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000, under current regulations. The Company did not have any cash in excess of FDIC insured limits at December 31, 2022, and has not experienced any losses in such accounts.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. The Company’s sales to date have primarily consisted of the sale of seeds. These sales include multi-element arrangements whereby the Company collects 50% of the sale upon delivery of the sales, and the remaining 50% upon the completion of the harvest, whether the seeds result in a successful crop, or not. In addition, the Company has a right of first refusal to purchase products resulting from the harvest. At December 31, 2022, the Company had $11,808 of deferred revenues and $6,655 of deferred cost of goods sold, as included in other current assets on the balance sheet, that are expected to be recognized upon the customers’ completion of their harvests in 2023.

Advertising Costs

The Company expenses the cost of advertising and promotions as incurred. Advertising and promotions expense was $80,498 and $137,915 for the years ended December 31, 2022 and 2021, respectively.

ONE WORLD PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Basic and Diluted Loss Per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended December 31, 2022 and 2021, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

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

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which creates an exception to the general recognition and measurement principle for contract assets and contract liabilities from contracts with customers acquired in a business combination. The new guidance will require companies to apply the definition of a performance obligation under accounting standard codification ASC Topic 606 to recognize and measure contract assets and contract liabilities (i.e., deferred revenue) relating to contracts with customers that are acquired in a business combination. Under current GAAP, an acquirer in a business combination is generally required to recognize and measure the assets it acquires and the liabilities it assumes at fair value on the acquisition date. The new guidance will result in the acquirer recording acquired contract assets and liabilities on the same basis that would have been recorded by the acquiree before the acquisition under ASC Topic 606. These amendments are effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The adoption of ASU 2021-08 is not expected to have a material impact on the Company’s financial statements or related disclosures.

ONE WORLD PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In August 2020, the FASB issued ASU No. 2020-06, Debt–Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging–Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU 2020-06), which simplifies the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments. This guidance also eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if converted method. The new guidance is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2021, with early adoption permitted. The adoption of ASU 2020-06 has not had a material impact on the Company’s financial statements or related disclosures.

There are no other recently issued accounting pronouncements that the Company has yet to adopt that are expected to have a material effect on its financial position, results of operations, or cash flows.

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company had $2,853,968 of negative working capital as of December 31, 2022, has incurred recurring losses from operations resulting in an accumulated deficit of $22,976,365 as of December 31, 2022, and its cash on hand may not be sufficient to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new customers to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. Management believes these factors will contribute toward achieving profitability. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

ONE WORLD PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Related Party Transactions

Expense Reimbursements Owed to Officers and Directors

As of December 31, 2022, the Company owed a total of $65,382 to one of our Directors, Dr. Kenneth Perego, II, M.D., and $2,505 to the Company’s CFO, Mr. Timothy Woods, for unreimbursed expenses, as presented within accounts payable on the Balance Sheet.

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

Common Stock Issued for Services

On January 1, 2021, the Company awarded options to purchase 5,500,000 shares of common stock at an exercise price equal to $0.13 per share to Isiah L. Thomas III, the Company’s Chief Executive Officer and Vice Chairman. The options were issued outside of the 2019 Plan and are exercisable over a ten year period. The options vested immediately as to 2,750,000 shares, and vest as to the remaining 2,750,000 shares quarterly in 250,000 increments over the following eleven quarters. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 192% and a call option value of $0.1174, was $645,624. The options are being expensed over the vesting period, resulting in $117,388 and $410,853 of stock-based compensation expense during the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, a total of $117,383 of unamortized expenses are expected to be expensed over the vesting period.

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

ONE WORLD PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balances sheet as of December 31, 2022 and 2021:

	Fair Value Measurements at December 31, 2022
	Level 1	Level 2	Level 3
Assets
Cash	$11,016	$-	$-
Right-of-use asset	-	-	425,969
Total assets	11,016	-	425,969
Liabilities
Lease liabilities		-	427,915
Convertible notes payable	-	750,000	-
Notes payable	-	845,524	-
Notes payable, related parties	-	299,500	-
Total liabilities	-	(1,895,024)	(427,915)
	$11,016	$(1,895,024)	$(1,946)

	Fair Value Measurements at December 31, 2021
	Level 1	Level 2	Level 3
Assets
Cash	$119,678	$-	$-
Total assets	119,678	-	-
Liabilities
Convertible notes payable, net of $412,673 of debt discounts	-	337,327	-
Notes payable	-	119,274	-
Notes payable, related parties	-	200,000	-
Total liabilities	-	(656,601)	-
	$119,678	$(656,601)	$-

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the years ended December 31, 2022 or 2021.

Note 5 – Major Customers and Accounts Receivable

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

For the year ended December 31, 2022, no customers accounted for more than 10% of the Company’s total revenue, and for the year ended December 31, 2021, four customers accounted for 60% of revenue, respectively.

At December 31, 2022 and 2021, one customer accounted for 67% and 75% of accounts receivable, respectively.

ONE WORLD PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Inventory

Inventories are stated at the lower of cost or net realizable value. Cost is determined on a standard cost basis that approximates the first-in, first-out (FIFO) method. Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value. Our cannabis products consist of cannabis flower grown in-house, along with produced extracts. Inventory consisted of the following at December 31, 2022 and 2021, respectively.

	December 31,	December 31,
	2022	2021
Raw materials	$18,580	$31,233
Work in progress	1,464	81,182
Finished goods	80,858	108,246
	100,902	220,661
Less obsolescence	(46,749)	(22,066)
Total inventory	$54,153	$198,595

Note 7 – Other Current Assets

Other current assets included the following as of December 31, 2022 and 2021, respectively:

	December 31,	December 31,
	2022	2021
Prepaid expenses	$39,288	$29,366
Deferred cost of goods sold	6,655	19,470
Other receivables	-	110,000
Total	$45,943	$158,836

Note 8 – Other Assets

Other assets consist entirely of a $179,927 and $147,194 VAT receivable at December 31, 2022 and 2021, respectively, which will be returned upon the successful export of the products purchased in which the taxes were originally paid.

Note 9 – Security Deposits

Security deposits included the following as of December 31, 2022 and 2021, respectively:

	December 31,	December 31,
	2022	2021
Utility deposits	$-	$1,090
Refundable deposit on equipment purchase	50,000	50,000
Down payment on distillation equipment	1,399,413	1,155,000
Security deposits on leases held in Colombia	395	35,869
Security deposit on office lease	-	14,029
	$1,449,808	$1,255,988

ONE WORLD PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – Fixed Assets

Fixed assets consist of the following at December 31, 2022 and 2021, respectively:

	December 31,	December 31,
	2022	2021
Land	$138,248	$138,248
Buildings	473,971	473,971
Office equipment	30,902	56,502
Furniture and fixtures	6,495	34,409
Equipment and machinery	423,547	383,829
	1,073,163	1,086,959
Less: accumulated depreciation	(84,627)	(83,946)
Total	$988,536	$1,003,013

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

Depreciation and amortization expense totaled $42,287 and $40,321 for the years ended December 31, 2022 and 2021, respectively.

Note 11 – Accrued Expenses

Accrued expenses consisted of the following at December 31, 2022 and 2021, respectively:

	December 31,	December 31,
	2022	2021
Accrued payroll	$613,569	$261,044
Accrued withholding taxes and employee benefits	31,632	9,162
Accrued ICA fees and contributions	167,037	129,856
Accrued interest	136,220	57,700
	$948,458	$457,762

Note 12 – Deferred Revenues

Arrangements with customers include multiple deliverables, consisting of an initial delivery of seeds and a contingent portion of the sale that is dependent on the customers future harvest of the seeds. Deferred revenues associated with these multiple-element arrangements were $11,808 and $30,164 at December 31, 2022 and 2021, respectively. Related deferred cost of goods sold were $6,655 and $19,470 at December 31, 2022 and 2021, respectively, resulting in deferred gross margins of $5,153 and $10,964 at December 31, 2022 and 2021, respectively, that is expected to be recognized upon the customers’ completion of their harvests in future periods.

ONE WORLD PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 – Leases

The Company leased its 12,400 square foot extraction facility under a non-cancelable real property lease agreement that commenced on January 1, 2022 and was to expire on December 31, 2027, at a monthly lease rate of 57,339,000 COP, or approximately $15,290. The Company terminated the lease on September 30, 2022, resulting in termination fees of approximately $7,700. A gain of $20,148 was recognized on the early extinguishment of the lease for the year ended December 31, 2022.

On October 1, 2022, the Company entered into a five-year non-cancelable property lease, with an automatic five year extension, for a new extraction facility with combined office space, at a monthly lease term of 29,000,000 COP plus VAT and administration fees, or approximately $6,300, with annual escalation of lease payments equal to the Consumer Price Index, plus 2%.

The Company also leases a residential premise under a non-cancelable real property lease agreement that commenced on September 1, 2021 and expires on August 31, 2024, at a monthly lease term of 3,800,000 COP, or approximately $1,013, with approximately a 3% annual escalation of lease payments commencing September 1, 2022.

The Company leases another residential premise under a non-cancelable real property lease agreement that commenced on June 1, 2022 and expires on May 30, 2024, at a monthly lease term of 1,900,000 COP, or approximately $507with an 8% annual escalation of lease payments commencing June 1, 2023.

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

The components of lease expense were as follows:

	For the Year Ended
	December 31,
	2022	2021
Operating lease cost:
Amortization of right-of-use assets	$114,907	$87,276
Interest on lease liabilities	83,702	3,035
Lease payments on short term leases	23,811	-
Total operating lease cost	$222,420	$90,311

Supplemental balance sheet information related to leases was as follows:

	December 31,	December 31,
	2022	2021
Operating lease:
Operating lease assets	$425,969	$-

Current portion of operating lease liabilities	$86,235	-
Noncurrent operating lease liabilities	341,680	-
Total operating lease liability	$427,915	$-

Weighted average remaining lease term:
Operating leases	4.25 years	-

Weighted average discount rate:
Operating lease	6.75%	-

ONE WORLD PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental cash flow and other information related to operating leases was as follows:

	For the Year Ended
	December 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$96,253	$201,525

Early extinguishment of lease:
Lease liability terminated	$1,438,830	$-
Right-of use asset terminated	(1,418,682)	-
Gain on early extinguishment of lease	$20,148	$-

Leased assets obtained in exchange for lease liabilities:
Total operating lease liabilities	$1,962,998	$-

Our anticipated future lease commitments on a calendar year basis in US dollars, excluding common area maintenance fees, under non-cancelable operating leases are as follows:

Minimum
Year Ending	Lease
December 31,	Commitments
2023	$112,508
2024	107,632
2025	99,186
2026	102,162
2027	78,336
Total future minimum lease liabilities	$499,824

Note 14 – Convertible Note Payable

Convertible note payable consists of the following at December 31, 2022 and 2021, respectively:

	December 31,	December 31,
	2022	2021
On September 27, 2022, the Company completed the sale of a Convertible Promissory Note in the principal amount of $750,000 (the “Convertible McCabe Note”) to Dr. John McCabe. The unsecured note matures on 16, 2024 (the “Maturity Date”), bears interest at a rate of 8% per annum, and the principal and interest is convertible into shares of the Company’s convertible Series B common stock at a conversion price of $15 per share.	$750,000	$-

On September 24, 2021, the Company completed the sale of a (i) Promissory Note in the principal amount of $750,000 (the “Second AJB Note”) to AJB Capital Investments LLC (“AJB Capital”), (ii) a three-year warrant to purchase 1,500,000 shares of the Company’s common stock at an initial exercise price of $0.25 per share, and (iii) a three-year warrant to purchase 2,000,000 shares of the Company’s common stock at an initial exercise price of $0.50 per share, for an aggregate purchase price of $705,000, pursuant to a Securities Purchase Agreement between the Company and AJB Capital (the “Purchase Agreement”). The aggregate estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 197% and a call option value of $0.1053 and $0.1001, respectively, was $358,017, and is being amortized as a debt discount over the life of the loan. The Company received net proceeds of $678,750 after deductions of debt discounts, consisting of $45,000 pursuant to an original issue discount, $15,000 of legal fees and $11,250 of brokerage fees.

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

	$-	$750,000

Total convertible notes payable	750,000	750,000
Less: unamortized debt discounts	-	412,673
Convertible note payable, net of discounts	$750,000	$337,327

ONE WORLD PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recognized debt discounts for the years ended December 31, 2022 and 2021, as follows:

	December 31,	December 31,
	2022	2021

Fair value of 3,250,000 commitment shares of common stock	$106,894	$418,312
Fair value of warrants to purchase 3,500,000 shares of common stock	255,026	358,017
Original issue discounts	32,055	53,700
Legal and brokerage fees	18,698	39,300
Total debt discounts	412,673	869,329
Amortization of debt discounts	412,673	456,656
Unamortized debt discounts	$-	$412,673

The aggregate debt discounts of $869,329 incurred during the year ended December 31, 2021, were amortized over the life of the loans using the straight-line method, which approximated the effective interest method. The Company recorded finance expense in the amount of $412,673 and $456,656 on the amortization of these discounts for the years ended December 31, 2022 and 2021, respectively.

The convertible note limits the maximum number of shares that can be owned by the note holder as a result of the conversions to common stock to 4.99% of the Company’s issued and outstanding shares.

The Company recorded interest expense pursuant to the stated interest rates on the convertible notes in the amount of $59,023 and $36,243 for the years ended December 31, 2022 and 2021, respectively. In addition, the Company recognized $412,673 and $456,656 of interest expense related to the debt discounts for the years ended December 31, 2022 and 2021, respectively.

ONE WORLD PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 – Notes Payable

Notes payable consists of the following at December 31, 2022 and 2021, respectively:

	December 31,	December 31,
	2022	2021

On September 15, 2022, the Company, through its wholly-owned subsidiary, One World Pharma, SAS, received proceeds of 55,488,000 COP, or approximately $12,243, on a loan with a face value of 70,000,000 COP, or approximately $15,445, from an individual pursuant to an unsecured promissory note, bearing interest at 4% per month, or 48% per annum, due on demand. The debt discount of $3,202 was expensed as finance costs at the time of origination. The face value of the note has been adjusted by $893 due to foreign currency translation adjustments.	$14,552	$-

On June 17, 2022, the Company, through its wholly-owned subsidiary, One World Pharma, SAS, received proceeds of 230,400,000 COP, or approximately $55,821, on a loan with a face value of 240,000,000 COP, or approximately $58,147, from an individual pursuant to an unsecured promissory note, bearing interest at 4% per month, or 48% per annum, due on demand. The debt discount of $2,326 was expensed as finance costs at the time of origination. The face value of the note has been adjusted by $8,253 due to foreign currency translation adjustments.	49,894	-

On June 13, 2022, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., received an advance of $100,000 from an individual pursuant to an unsecured promissory note, maturing on January 1, 2024, that carries an 8% interest rate.	100,000	-

On May 31, 2022, the Company, through its wholly-owned subsidiary, One World Pharma, SAS, received proceeds of 314,640,000 COP, or approximately $76,231, on a loan with a face value of 360,000,000 COP, or approximately $87,220, from an individual pursuant to promissory note, security by equipment, bearing interest at 2.1% per month, or 25% per annum, maturing on November 28, 2022. The debt discount of $10,990 was expensed as finance costs at the time of origination. The face value of the note has been adjusted by $12,380 due to foreign currency translation adjustments.	74,841	-

On May 30, 2022, the Company, through its wholly-owned subsidiary, One World Pharma, SAS, received a non-interest bearing loan of 20,000,000 COP, or approximately $4,846, from an individual pursuant to an unsecured promissory note, due on demand. The face value of the note has been adjusted by $688 due to foreign currency translation adjustments.	4,158	-

On April 29, 2022, the Company, through its wholly-owned subsidiary, One World Pharma, SAS, received a non-interest bearing loan of 10,000,000 COP, or approximately $2,423, from an individual pursuant to an unsecured promissory note, due on demand. The face value of the note has been adjusted by $344 due to foreign currency translation adjustments.	2,079	-

On March 1, 2022, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., received an advance of $400,000 from an individual pursuant to an unsecured promissory note, maturing on January 1, 2024, that carries an 8% interest rate.	400,000	-

On February 15, 2022, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., received an advance of $200,000 from an individual pursuant to an unsecured promissory note, maturing on January 1, 2024, that carries an 8% interest rate.	200,000	-

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

Under the Payroll Protection Program, the Company was eligible for loan forgiveness up to the full amount of the PPP Note and any accrued interest. The forgiveness amount was equal to the amount that the Company spent during the 24-week period beginning May 4, 2020 on payroll costs, payment of rent on any leases in force prior to February 15, 2020 and payment on any utility for which service began before February 15, 2020. The maximum amount of loan forgiveness for non-payroll expenses was 40% of the amount of the PPP Note. A total of $121,372, consisting of $119,274 of principal and $2,098 of interest, was forgiven on February 11, 2022.	-	119,274

Total notes payable	845,524	119,274
Less: current maturities	145,524	119,274
Notes payable, long-term portion	$700,000	$-

The Company recorded interest expense in the amount of $85,653 and $18,945 for the years ended December 31, 2022 and 2021, respectively.

ONE WORLD PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 – Notes Payable, Related Party

Notes payable, related party, consists of the following at December 31, 2022 and 2021, respectively:

	December 31,	December 31,
	2022	2021

On August 5, 2022, the Company received an advance of $50,000 from Dr. Kenneth Perego, II, M.D., our Vice Chairman of the Board pursuant to an unsecured promissory note due on demand that carries a 6% interest rate.	$50,000	$-

On August 2, 2022, the Company received an advance of $4,500 from Isiah Thomas, III, our Chairman of the Board and CEO, pursuant to an unsecured promissory note due on demand that carries a 6% interest rate.	4,500	-

On July 7, 2022, the Company received an advance of $5,000 from Dr. Kenneth Perego, II, M.D., our Vice Chairman of the Board pursuant to an unsecured promissory note due on demand that carries a 6% interest rate.	5,000	-

On June 3, 2022, the Company received an advance of $10,000 from Isiah Thomas, III, our Chairman of the Board and CEO, pursuant to an unsecured promissory note due on demand that carries a 6% interest rate.	10,000	-

On May 5, 2022, the Company received an advance of $10,000 from Isiah Thomas, III, our Chairman of the Board and CEO, pursuant to an unsecured promissory note due on demand that carries a 6% interest rate.	10,000	-

On May 5, 2022, the Company received an advance of $20,000 from Dr. Kenneth Perego, II, M.D., our Vice Chairman of the Board pursuant to an unsecured promissory note due on demand that carries a 6% interest rate.	20,000	-

On December 29, 2021, the Company received an advance of $200,000 from Dr. Kenneth Perego, II, M.D., our Vice Chairman of the Board pursuant to an unsecured promissory note due January 1, 2024 that carries an 8% interest rate.	200,000	200,000

Total notes payable. related party	299,500	200,000
Less: current maturities	99,500	-
Notes payable, related party, long-term portion	$200,000	$200,000

The Company recorded interest expense pursuant to the stated interest rates on the notes payable, related party, in the amount of $19,127 and $9,729 for the years ended December 31, 2022 and 2021, respectively.

ONE WORLD PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recognized interest expense for the year ended December 31, 2022 and 2021, respectively, as follows:

	December 31,	December 31,
	2022	2021

Interest on convertible notes	$59,023	$17,260
Interest on notes payable	85,653	18,945
Interest on notes payable, related parties	19,127	9,729
Amortization of debt discounts on convertible notes	50,753	42,247
Amortization of debt discounts on convertible notes, common stock	106,894	311,418
Amortization of debt discounts on convertible notes, warrants	255,026	102,991
Finance cost on equity line of credit, issuances of series B preferred stock	205,005	-
Finance cost on equity line of credit, issuances of common stock	134,128	-
Finance cost on equity line of credit	30,000	-
Interest on accounts payable	11,249	8,541
Total interest expense	$956,858	$511,131

Note 17 – Convertible Preferred Stock

Preferred Stock

The Company has 10,000,000 authorized shares of $0.001 par value “blank check” preferred stock, of which 500,000 shares have been designated Series A Preferred Stock and 300,000 shares have been designated Series B Preferred Stock. The shares of Series A Preferred Stock and Series B Preferred Stock are each currently convertible into one hundred (100) shares of the Company’s common stock. The Series A Preferred Stock accrues dividends at the rate of 6% per annum, payable in cash as and when declared by the Board or upon a liquidation. The shares of Series B Preferred Stock are not entitled to dividends, other than the right to participate in dividends payable to holders of common stock on an as-converted basis. As of December 31, 2022, there were 70,233 and 272,168 shares of Series A Preferred Stock and Series B Preferred Stock, respectively, issued and outstanding, respectively. The Series A and B Preferred Stock are presented as mezzanine equity on the balance sheet because they carry a stated value of $10 and $15 per share, respectively, and a deemed liquidation clause, which entitles the holders thereof to receive proceeds in an amount equal to the stated value per share, plus any accrued and unpaid dividends, before any payment may be made to holders of common stock. Each share of Preferred Stock carries a number of votes equal to the number of shares of common stock into which such Preferred Stock may then be converted. The Preferred Stock generally will vote together with the common stock and not as a separate class.

The Series A and B Preferred Stock have been classified outside of permanent equity and liabilities. the Series A Preferred Stock embodies conditional obligations that the Company may settle by issuing a variable number of equity shares, and in both the Series A and B Preferred Stock, monetary value of the obligation is based on a fixed monetary amount known at inception.

Series A Preferred Stock Sales

On various dates between December 20, 2022 and December 21, 2022, the Company received total proceeds of $50,000 from the sale of 5,000 units, consisting in the aggregate of 5,000 shares of Series A Preferred Stock and five-year warrants to purchase 500,000 shares of common stock at an exercise price of $0.25 per share to twenty-two accredited investors. The proceeds received were allocated between the Series A Preferred Stock and warrants on a relative fair value basis.

Series A Preferred Stock Conversions

On November 15, 2021, a shareholder converted 30,000 shares of Series A Preferred Stock into 3,000,000 shares of common stock. The note was converted in accordance with the conversion terms; therefore, no gain or loss has been recognized.

On April 6, 2021, a shareholder converted 30,000 shares of Series A Preferred Stock into 3,000,000 shares of common stock. The note was converted in accordance with the conversion terms; therefore, no gain or loss has been recognized.

On March 24, 2021, a shareholder converted 10,000 shares of Series A Preferred Stock into 1,000,000 shares of common stock. The shares of common stock were subsequently issued on April 7, 2021. The note was converted in accordance with the conversion terms; therefore, no gain or loss has been recognized.

On January 26, 2021, a shareholder converted 5,000 shares of Series A Preferred Stock into 500,000 shares of common stock. The note was converted in accordance with the conversion terms; therefore, no gain or loss has been recognized.

On January 12, 2021, a shareholder converted 10,000 shares of Series A Preferred Stock into 1,000,000 shares of common stock. The note was converted in accordance with the conversion terms; therefore, no gain or loss has been recognized.

ONE WORLD PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Preferred Stock Dividends

The Series A Preferred Stock accrues dividends at the rate of 6% per annum, payable in cash as and when declared by the Board or upon a liquidation. The Company recognized $38,923 and $61,684 for years ended December 31, 2022 and 2021, respectively. A total of $137,843 of dividends had accrued as of December 31, 2022.

Series B Preferred Stock Sales

On September 1, 2022, the Company and Tysadco Partners, LLC (“Tysadco”), entered into a Securities Purchase Agreement (the “Purchase Agreement”) under which Tysadco agreed to purchase from the Company, 20,000 shares of the Company’s Series B Preferred Stock for a purchase price of $15 per share of Series B Preferred Stock, and an aggregate purchase price of $300,000. On September 12, 2022, Tysadco purchased the first 10,000 shares of Series B Preferred Stock under the Purchase Agreement for $150,000, and on October 12, 2022, Tysadco purchased the second 10,000 shares of Series B Preferred Stock under the Purchase Agreement for $150,000. The Company paid $15,000 out of the proceeds of each investment to Garden State Securities, Inc. as financing costs. In addition, the Company paid a commitment fee to Tysadco, consisting of 13,667 shares of Series B Preferred Stock. The issuance of the commitment fee shares resulted in $205,005 of finance expense during the year ended December 31, 2022.

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

Note 18 – Commitments and Contingencies

Equity Line of Credit

On September 1, 2022, the Company entered into a Purchase Agreement (the “ELOC Purchase Agreement”) with Tysadco. Pursuant to the ELOC Purchase Agreement, Tysadco has agreed to purchase from the Company, from time to time upon delivery by the Company to Tysadco of “Request Notices,” and subject to the other terms and conditions set forth in the ELOC Purchase Agreement, up to an aggregate of $10,000,000 of the Company’s common stock. The purchase price of the shares of common stock to be purchased under the Purchase Agreement will be equal to 88% of the lowest daily “VWAP” during the period of 10 trading days beginning five trading days preceding the applicable Request. Each purchase under the Purchase Agreement will be in a minimum amount of $25,000 and a maximum amount equal to the lesser of (i) $1,000,000 and (ii) 500% of the average daily trading value of the common stock over the seven trading days preceding the delivery of the applicable Request Notice.

ONE WORLD PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the ELOC Purchase Agreement, the Company entered into a Registration Rights Agreement with Tysadco under which the Company agreed to file a registration statement with the Securities and Exchange Commission covering the shares of common stock issuable under the ELOC Purchase Agreement and conversion of the Commitment Fee Shares (the “Registration Rights Agreement”). There have not been any advances on this arrangement to date.

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

Note 19 – Stockholders’ Equity

Preferred Stock

The Company has 10,000,000 authorized shares of $0.001 par value “blank check” preferred stock, of which 500,000 shares have been designated Series A Preferred Stock and 300,000 shares have been designated Series B Preferred Stock, See Note 17 above for a description of the features and issuances of the Series A Preferred Stock and Series B Preferred Stock.

Common Stock

The Company is authorized to issue an aggregate of 300,000,000 shares of common stock with a par value of $0.001. As of December 31, 2022, there were 67,202,907 shares of common stock issued and outstanding.

Common Stock Issued on Subscriptions Payable

On March 29, 2022, the Company issued 262,066 shares of common stock on a Subscriptions Payable for the December 1, 2021 award of common stock to COR IR for services.

Common Stock Issued as a Promissory Note Commitment

As disclosed in Note 14 above, the Company paid a commitment fee to AJB Capital of $250,000 in the form of 1,250,000 shares of the Company’s common stock (“Commitment Fee Shares”) in connection with the issuance of the Second AJB Note, which was repaid on September 27, 2022. The issuance of these commitment fee shares resulted in a debt discount of $150,062 that was amortized over the life of the loan, resulting in $106,894 and $43,168 of finance expense during the years ended December 31, 2022 and 2021, respectively. During the six month period following the six-month anniversary of the closing date, AJB Capital was entitled to be issued additional shares of common stock of the Company to the extent AJB Capital’s sale of the Commitment Fee Shares has resulted in net proceeds in an amount less than the Commitment Fee. As a result, the Company issued an additional 1,341,276 shares of common stock to AJB Capital on September 15, 2022. The fair value of the shares was $134,128, based on the closing price of the Company’s common stock on the date of grant.

Also, as disclosed in Note 14 above, the Company paid a commitment fee to AJB Capital of $200,000 in the form of 2,000,000 shares of the Company’s common stock in connection with the issuance of the First AJB Note, which was repaid on September 17, 2021. The issuance of the commitment fee shares resulted in a debt discount of $268,250 that was amortized over the life of the loan, resulting in $268,250 of finance expense during the year ended December 31, 2021. On October 15, 2021, pursuant to the early repayment terms of the promissory note, one million of these shares were redeemed and cancelled for a nominal aggregate purchase price of $1.00.

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

Note 20 – Common Stock Options

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

On May 25, 2021, the Company awarded options to purchase an aggregate 425,000 shares of common stock under the 2019 Plan at an exercise price equal to $0.17 per share, exercisable over a ten year period to three advisory board members. The options vest in equal quarterly installments over two years. The aggregate estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 183% and a call option value of $0.1653, was $70,269. The options are being expensed over the vesting period, resulting in $35,132 and $20,493 of stock-based compensation expense during the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, a total of $14,644 of unamortized expenses are expected to be expensed over the vesting period.

On January 1, 2021, the Company awarded options to purchase 5,500,000 shares of common stock at an exercise price equal to $0.13 per share to Isiah L. Thomas III, the Company’s Chief Executive Officer and Vice Chairman. The options were issued outside of the 2019 Plan and are exercisable over a ten year period. The options vested immediately as to 2,750,000 shares, and vest as to the remaining 2,750,000 shares quarterly in 250,000 increments over the following eleven quarters. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 192% and a call option value of $0.1174, was $645,624. The options are being expensed over the vesting period, resulting in $117,388 and $410,853 of stock-based compensation expense during the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, a total of $117,383 of unamortized expenses are expected to be expensed over the vesting period.

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

Common Stock Options Expired

On January 28, 2022, options to purchase a total of 500,000 shares of common stock at a price $0.50 per share expired.

The following is a summary of information about the Stock Options outstanding at December 31, 2022.

Shares Underlying
Shares Underlying Options Outstanding				Options Exercisable
Weighted
	Shares	Average	Weighted	Shares	Weighted
	Underlying	Remaining	Average	Underlying	Average
Range of	Options	Contractual	Exercise	Options	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$0.13 - $0.56	10,242,000	8.05 years	$0.15	9,113,528	$0.15

The following is a summary of activity of outstanding stock options:

		Weighted
		Average
	Number	Exercise
	of Shares	Prices
Balance, December 31, 2020	1,275,000	$0.36
Options granted	9,592,000	0.14
Options exercised	(125,000)	(0.13)
Balance, December 31, 2021	10,742,000	0.16
Options granted	-	-
Options expired	(500,000)	(0.50)
Balance, December 31, 2022	10,242,000	$0.15

Exercisable, December 31, 2022	9,113,528	$0.15

Note 21 – Common Stock Warrants

Warrants to purchase a total of 11,511,650 shares of common stock were outstanding as of December 31, 2022.

On December 21, 2022, the Company received proceeds of $50,000 from the sale of 2,500 units, consisting of 2,500 shares of Series A Preferred Stock and five-year warrants to purchase 250,000 shares of common stock at an exercise price of $0.25 per share from an accredited investor. The proceeds received were allocated between the Series A Preferred Stock and warrants on a relative fair value basis. The aggregate estimated value of the warrants using the Black-Scholes Pricing Model, based on a weighted average volatility rate of 157% and a weighted average call option value of $0.0699, was $17,468.

On December 20, 2022, the Company received proceeds of $50,000 from the sale of 2,500 units, consisting of 2,500 shares of Series A Preferred Stock and five-year warrants to purchase 250,000 shares of common stock at an exercise price of $0.25 per share from another accredited investor. The proceeds received were allocated between the Series A Preferred Stock and warrants on a relative fair value basis. The aggregate estimated value of the warrants using the Black-Scholes Pricing Model, based on a weighted average volatility rate of 157% and a weighted average call option value of $0.07, was $17,499.

ONE WORLD PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of information about our warrants to purchase common stock outstanding at December 31, 2022.

Shares Underlying Warrants Outstanding				Shares Underlying Warrants Exercisable
Range of Exercise Prices	Shares Underlying Warrants Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Underlying Warrants Exercisable	Weighted Average Exercise Price
$0.25-$0.50	11,511,650	2.43 years	$0.25-$0.50	11,511,650	$0.25-$0.50

The fair value of each warrant grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

	December 31,	December 31,
	2022	2021

Average risk-free interest rates	3.79%	0.47%
Average expected life (in years)	5.00	3.00
Volatility	157%	197%

The weighted average fair value of warrants granted with exercise prices at the current fair value of the underlying stock was approximately $0.29 and $0.10 per warrant for the years ended December 31, 2022 and 2021, respectively.

The following is a summary of activity of outstanding common stock warrants:

		Weighted
		Average
	Number	Exercise
	of Shares	Prices
Balance, December 31, 2020	7,511,650	$0.25
Warrants granted	3,500,000	0.39
Balance, December 31, 2021	11,011,650	0.30
Warrants granted	500,000	0.25
Balance, December 31, 2022	11,511,650	$0.29

Exercisable, December 31, 2022	11,511,650	$0.29

Note 22 - Income Tax

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the years ended December 31, 2022 and 2021, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2022, the Company had approximately $9,285,000 of federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2025.

ONE WORLD PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The provision (benefit) for income taxes for the years ended December 31, 2022 and 2021 were assuming a 21% effective tax rate. The effective income tax rate for the years ended December 31, 2022 and 2021 consisted of the following:

	December 31,
	2022	2021
Federal statutory income tax rate	21%	21%
State income taxes	-%	-%
Change in valuation allowance	(21%)	(21%)
Net effective income tax rate	-	-

The components of the Company’s deferred tax asset are as follows:

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carry forwards	$1,950,000	$1,535,000

Net deferred tax assets before valuation allowance	$1,950,000	$1,535,000
Less: Valuation allowance	(1,950,000)	(1,535,000)
Net deferred tax assets	$-	$-

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2022 and 2021, respectively.

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

Note 23 – Subsequent Events

Series A Preferred Stock Sales

On various dates between January 4, 2023 and April 3, 2023, the Company received total proceeds of $250,000 from the sale of 25,000 units, consisting in the aggregate of 25,000 shares of series A preferred stock and five-year warrants to purchase an aggregate 2,500,000 shares of common stock at an exercise price of $0.25 per share to four accredited investors. The proceeds received were allocated between the Series A Preferred Stock and warrants on a relative fair value basis.

Common Stock Sales

On February 14, 2023, the Company sold 3,000,000 shares of common stock at a price of $0.10 per share for total cash proceeds of $300,000.

Common Stock Issued for Services, Consultants

On January 1, 2023, the Company issued 4,500 shares of series A preferred stock in consideration of consulting services. The fair value of the shares was $45,000, based on recent sales prices of the Company’s series A preferred stock on the date of grant.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022 (the “Evaluation Date”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our Principal Executive Officer and Principal Financial Officer, concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, Management identified the following three material weaknesses that have caused management to conclude that, as of December 31, 2022, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or in other factors that occurred during the fourth fiscal quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Set forth below are the present directors and executive officers of the Company. There are no arrangements or understandings between any of the directors, officers and other persons pursuant to which such person was selected as a director or an officer.

Name	Age	Position
Isiah Thomas, III	61	Chief Executive Officer, Chairman of the Board
Dr. Kenneth Perego, II	53	Vice Chairman of the Board
Terry Buffalo	58	Director
Timothy Woods	56	Chief Financial Officer

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

Terry Buffalo was appointed to serve as a director of One World Products on September 1, 2022. Mr. Buffalo established Buffalo Cannabis Advisors in 2022 and currently serves as its President, was the Chief Executive Officer and a director of American Cannabis Company from 2015 to 2021, and was the Chief Executive of First Midwest Securities, Inc. from 2002 to 2013. Prior to that, Mr. Buffalo was the President of American Investment Services from 1997 to 2002. In addition, Mr. Buffalo currently serves on the advisory board of Element Apothec since 2020. We believe that Mr. Buffalo’s investment banking and cannabis management experience qualifies him to serve as our director.

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

Director Nominations

As of December 31, 2022, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. We have not established formal procedures by which security holders may recommend nominees to the Company’s board of directors.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our code of ethics may be obtained free of charge by contacting us at the address or telephone number listed on the cover page hereof.

ITEM 11. Executive Compensation

Summary Compensation Table

The following summary compensation table sets forth the aggregate compensation we paid or accrued during the fiscal years ended December 31, 2022 and 2021 to Isiah Thomas, III, our Chief Executive Officer (our “Named Executive Officer”), who was our only executive officer that received total compensation in excess of $100,000 during 2022.

Name and	Fiscal			Option
Financial Position	Year	Salary		Awards		Total

Isiah Thomas, III,	2022	$120,000	(1)	$-		$120,000
Chief Executive Officer and Chairman	2021	$120,000	(1)	$645,624	(2)	$765,624

Timothy Woods,	2022	$78,750	(3)	$-		$78,750
Chief Financial Officer	2021	$-		$-		$-

(1) Consists of $120,000 and $120,000 of accrued salary for the years ended December 31, 2022 and 2021, respectively, not yet paid.

(2) On January 1, 2021, we granted Mr. Thomas the option to purchase 5,500,000 shares of common stock at an exercise price of $0.13 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 192% and a call option value of $0.1174, was $645,624.

(3) Consists of $78,750 of accrued salary from Mr. Woods’ appointment date in April 2022 through December 31, 2022, not yet paid. Mr. Woods’ employment agreement provides for an annual base salary of $90,000.

Director Compensation

The Company’s non-employee directors were not compensated during the year ended December 31, 2022.

Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 31, 2022, certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of 5% or more of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group. The address of each of our directors and executive officers named in the table is c/o One World Products, Inc., 6605 Grand Montecito Pkwy., Suite 100, Las Vegas, NV 89149:

			Series A		Series B
	Common Stock		Preferred Stock		Preferred Stock
Name of Beneficial Owner(1)	Number of Shares	% of Class(2)	Number of Shares	% of Class	Number of Shares	% of Class
Officers and Directors:
Isiah Thomas, III, Chairman and CEO(3)	25,250,000	26.6%	-	-	200,000	73.5%
Dr. Kenneth Perego II, Vice Chairman(4)	11,100,000	15.4%	11,000	12.3%	-	-
Directors and Officers as a Group (2 persons)	36,350,000	37.5%	-	-	-	-
5% Shareholders
ISIAH International, LLC(3)	20,000,000	18.8%	-	-	200,000	73.5%
Dr. John S. McCabe(5)	13,948,381	19.8%	-	-	23,000	6.4%
Craig Ellins(6)	3,968,397	5.7%	-	-	-	-

* less than 1%

(1)	Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock owned by such person.

(2)	Percentage of beneficial ownership is based upon 70,202,907 shares of common stock, 89,733 shares of Series A Preferred Stock and 272,168 shares of Series B Preferred Stock outstanding as of March 31, 2022. For each named person, this percentage includes common stock that the person has the right to acquire either currently or within 60 days of March 31, 2022, including through the exercise of an option; however, such common stock is not deemed outstanding for the purpose of computing the percentage owned by any other person.

(3)	Includes 4,750,000 shares of common stock that may be acquired under an option to purchase 5,500,000 shares of common stock at an exercise price of $0.13 per share that vested (i) 2,750,000 Option Shares on January 1, 2021, and (ii) as to the remaining 2,750,000 Options Shares, in 11 quarterly installments of 250,000 Option Shares beginning on April 1, 2021, exercisable until January 1, 2031. Also includes 20,000,000 shares of common stock that may be acquired upon conversion of Series B Preferred Stock currently held by Isiah International, LLC. Mr. Thomas is the sole member and Chief Executive Officer of ISIAH International.

(4)	Includes 7,000,000 shares of common stock held by CB Medical, LLC, of which Dr. Kenneth Perego, II is the controlling member. Includes 350,000 shares of common stock that may be acquired under an option to purchase 350,000 shares of common stock at an exercise price of $0.13 per share, exercisable until January 1, 2031. Also, includes 150,000 shares of common stock that may be acquired under a warrant to purchase 150,000 shares of common stock at an exercise price of $0.25 over a five year period beginning on April 23, 2020. In addition, includes 2,000 shares of Series A Preferred Stock, convertible into 1,100,000 shares of common stock with each share of preferred carrying 100 voting rights.

(5)	Includes 550,000 shares of common stock that may be acquired under a warrant to purchase 550,000 shares of common stock at an exercise price of $0.25 over a five year period beginning on July 10, 2020. In addition, includes 11,000 shares of Series A Preferred Stock, convertible into 300,000 shares of common stock with each share of preferred carrying 100 voting rights. Also includes 2,000,000 shares of common stock that may be acquired upon conversion of Series B Preferred Stock with each share of preferred carrying 100 voting rights.

(6)	Based solely on a Schedule 13D filed by Craig Ellins with the SEC on September 30, 2021.

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

Advances by and repayments to Dr. Kenneth Perego, II, M.D., our Vice Chairman of the Board

On August 5, 2022, the Company received an advance of $50,000 from Dr. Kenneth Perego, II, M.D., pursuant to an unsecured promissory note due on demand that carries a 6% interest rate.

On July 7, 2022, the Company received an advance of $5,000 from Dr. Kenneth Perego, II, M.D., pursuant to an unsecured promissory note due on demand that carries a 6% interest rate.

On May 5, 2022, the Company received an advance of $20,000 from Dr. Kenneth Perego, II, M.D., pursuant to an unsecured promissory note due on demand that carries a 6% interest rate.

On December 29, 2021, the Company received an advance of $200,000 from Dr. Kenneth Perego, II, M.D., pursuant to an unsecured promissory note due January 1, 2024 that carries an 8% interest rate.

On March 29, 2021, a total of $27,201, consisting of $26,000 of principal and $1,201 of interest, was repaid to Dr. Kenneth Perego, II, M.D., in settlement of a demand note that had originated on September 14, 2020.

Advances by and Repayments to Isiah Thomas, III, our Chairman of the Board and CEO

On August 2, 2022, the Company received an advance of $4,500 from Isiah Thomas, III, pursuant to an unsecured promissory note due on demand that carries a 6% interest rate.

On June 3, 2022, the Company received an advance of $10,000 from Isiah Thomas, III, pursuant to an unsecured promissory note due on demand that carries a 6% interest rate.

On May 5, 2022, the Company received an advance of $10,000 from Isiah Thomas, III, pursuant to an unsecured promissory note due on demand that carries a 6% interest rate.

On October 19, 2021, a total of $52,918, consisting of $50,000 of principal and $2,918 of interest, was repaid to Mr. Isiah Thomas, III in settlement of a demand note that had originated on October 28, 2020.

On September 15, 2021, a total of $130,610, consisting of $125,000 of principal and $5,610 of interest, was repaid to Mr. Isiah Thomas, III in settlement of a demand note that had originated on December 16, 2020.

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

Director Independence

Our board of directors currently consists of Isiah Thomas, III, our Chief Executive Officer and Chairman, Dr. Kenneth Perego, II, our Vice Chairman, and Terry Buffalo. As an executive officer, Mr. Thomas does not qualify as “independent” under standards of independence set forth by national securities exchanges. Our Board of Directors has determined that Dr. Kenneth Perego, II and Terry Buffalo are “independent” in accordance with the NASDAQ Global Market’s requirements. As our common stock is currently quoted on the OTCQB, we are not currently subject to corporate governance standards of listed companies.

ITEM 14. Principal AccountING Fees And Services

M&K CPAS, PLLC was the Company’s independent registered public accounting firm for the years ended December 31, 2022 and 2021.

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

	Years Ended December 31,
	2022	2021
Audit fees(1)	$56,775	$48,325
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$56,775	$48,325

(1) Audit fees were principally for audit services and work performed in the review of the Company’s quarterly reports on Form 10-Q

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

Exhibit	Description
2.1	Agreement and Plan of Merger dated February 21, 2019, among the Registrant, OWP Merger Subsidiary Inc. and OWP Ventures, Inc. (incorporated by reference to Exhibit 2.1 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on February 25, 2019)
2.2	Agreement and Plan of Merger dated October 11, 2021, between One World Pharma, Inc. and One World Products, Inc. (incorporated by reference to Exhibit 2.1 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on November 30, 2021)
2.3	Articles of Merger Pursuant to NRS 92A.200 as filed with the Nevada Secretary of State on November 23, 2021 (incorporated by reference to Exhibit 2.1 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on November 30, 2021)
3.1	Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 24, 2014)
3.2	Certificate of Amendment to Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 8, 2019)
3.3	Certificate of Amendment to Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2020)
3.4	Certificate of Designation of Series A Preferred Stock of the Registrant dated June 1, 2020 (incorporated by reference to Exhibit 3.4 of the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 26, 2020)
3.5	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 24, 2014)
3.6	Certificate of Designation of Series B Preferred Stock of the Registrant dated February 2, 2021 (incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 8, 2021)
4.1	Description of Securities (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form 10-K filed with the Securities and Exchange Commission on April 15, 2021)
4.2	Promissory Note of One World Pharma, Inc. in the Principal Amount of $290,000 issued to AJB Capital Investments LLC, dated January 20, 2021 (incorporated by reference to Exhibit 4.1 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on January 25, 2021)
4.3	Promissory Note of One World Pharma, Inc. in the principal amount of $750,000 issued to AJB Capital Investments LLC, dated September 24, 2021 (incorporated by reference to Exhibit 4.1 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on September 27, 2021)
4.4	Common Stock Purchase Warrant to purchase 1,500,000 shares of common stock of One World Pharma, Inc. issued to AJB Capital Investments LLC, dated September 24, 2021 (incorporated by reference to Exhibit 4.2 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on September 27, 2021)
4.5	Common Stock Purchase Warrant to purchase 2,000,000 shares of common stock of One World Pharma, Inc. issued to AJB Capital Investments LLC, dated September 24, 2021 (incorporated by reference to Exhibit 4.3 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on September 27, 2021)
10.1	Promissory Note between OWP Ventures, Inc. and Dr. Kenneth Perego, II, dated December 29, 2021 (incorporated by reference to Exhibit 10.1 of the Form 10-K filed with the Securities and Exchange Commission by One World Products, Inc. on April 15, 2022)
10.2	Commercial Lease dated December 2, 2018, between Larry R. Haupert dba Rexco and One World Pharma S.A.S. (incorporated by reference to Exhibit 10.3 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on February 25, 2019)
10.3	One World Pharma, Inc. 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2020)
10.4	Form of Stock Option Grant Notice for grants under the 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2020)
10.5	Form of Option Agreement for grants under the 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2020)
10.6	Letter Agreement, dated May 28, 2021, between One World Pharma, Inc. and Vahé Gabriel (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on June 3, 2021)

10.7	Letter Agreement between One World Pharma, Inc. and Isiah L. Thomas, III, dated June 3, 2020 (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on June 9, 2020)
10.8	Securities Purchase Agreement, dated as of January 20, 2021, between One World Pharma, Inc. and AJB Capital Investments LLC (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on January 25, 2021)
10.9	Security Agreement, dated as of January 20, 2021, between One World Pharma, Inc. and AJB Capital Investments LLC (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on January 25, 2021)
10.10	Securities Purchase Agreement, dated as of February 7, 2021, between One World Pharma, Inc. and ISIA International LLC (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on February 8, 2021)
10.11	Securities Purchase Agreement, dated September 24, 2021, between One World Pharma, Inc. and AJB Capital Investments LLC (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on September 27, 2021)
10.12	Security Agreement, dated September 24, 2021, between One World Pharma, Inc. and AJB Capital Investments LLC (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on September 27, 2021)
10.13	Commercial Lease Agreement dated November 26, 2021, between R&B Inversiones S.A.S. and One World Pharma S.A.S. (incorporated by reference to Exhibit 10.10 of the Form 10-Q filed with the Securities and Exchange Commission by One World Products, Inc. on May 16, 2022)
10.14	Residential Lease Agreement dated February 14, 2020, between Grupo Empresarial OIKOS S.A.S. and One World Pharma S.A.S. (incorporated by reference to Exhibit 10.11 of the Form 10-Q filed with the Securities and Exchange Commission by One World Products, Inc. on May 16, 2022)
10.15	Purchase Agreement, dated September 1, 2022, between One World Products, Inc. and Tysadco Partners, LLC (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by One World Products, Inc. on September 7, 2022)
10.16	Securities Purchase Agreement, dated September 1, 2022, between One World Products, Inc. and Tysadco Partners, LLC (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the Securities and Exchange Commission by One World Products, Inc. on September 7, 2022)
10.17	Registration Rights Agreement, dated September 1, 2022, between One World Products, Inc. and Tysadco Partners, LLC (incorporated by reference to Exhibit 10.3 of the Form 8-K filed with the Securities and Exchange Commission by One World Products, Inc. on September 7, 2022)
10.18	Convertible Promissory Note Purchase Agreement, dated September 16, 2022, between One World Products, Inc. and Dr. John McCabe (incorporated by reference to Exhibit 10.15 of the Form 10-Q filed with the Securities and Exchange Commission by One World Products, Inc. on November 14, 2022)
10.19	Convertible Note, dated September 16, 2022, between One World Products, Inc. and Dr. John McCabe (incorporated by reference to Exhibit 10.16 of the Form 10-Q filed with the Securities and Exchange Commission by One World Products, Inc. on November 14, 2022)
14.1	One World Pharma, Inc. Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2020)
21.1*	Subsidiaries
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
32.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Schema Document
101.CAL*	Inline XBRL Calculation Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document
101.LAB*	InlineXBRL Labels Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONE WORLD PRODUCTS, INC.
(Registrant)

By:	/s/ Isiah L. Thomas III
Isiah L. Thomas, III
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Timothy Woods
Timothy Woods
Chief Financial Officer
(Principal Financial Officer)

Dated:	May 15, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Isiah L. Thomas, III	Chief Executive Officer and Chairman	May 15, 2023
Isiah L. Thomas, III	(Principal Executive Officer)

/s/ Timothy Woods	Chief Financial Officer	May 15, 2023
Timothy Woods	(Principal Financial Officer)

/s/ Dr. Kenneth Perego, II	Vice Chairman of the Board	May 15, 2023
Dr. Kenneth Perego, II

s/ Terry Buffalo	Director	May 15, 2023
Terry Buffalo

