Form 10-Q
period 2023-03-31
One World Products, Inc.
filed 2023-07-05
CIK 1622244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

The number of shares of registrant’s common stock outstanding as of July 3, 2023 was 73,369,574.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ONE WORLD PRODUCTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(Unaudited)
Assets

Current assets:
Cash	$84,709	$11,016
Accounts receivable	10,682	12,355
Inventory	279,190	54,153
Other current assets	73,296	45,943
Total current assets	447,877	123,467

Other assets	186,950	179,927
Right-of-use assets	403,727	425,969
Security deposits	50,411	1,449,808
Fixed assets, net	2,385,138	988,536

Total Assets	$3,474,103	$3,167,707

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$747,723	$798,067
Accrued expenses	1,119,725	948,458
Deferred revenues	10,114	11,808
Dividends payable	150,616	137,843
Current portion of lease liabilities	88,612	86,235
Convertible notes payable	750,000	750,000
Notes payable, current maturities	151,277	145,524
Notes payable, related parties, current maturities	99,500	99,500
Total current liabilities	3,117,567	2,977,435

Long-term lease liability	318,556	341,680
Notes payable, long-term portion	700,000	700,000
Notes payable, related parties, long-term portion	200,000	200,000

Total Liabilities	4,336,123	4,219,115

Series A convertible preferred stock, $0.001 par value, 500,000 shares authorized; 89,733 and 70,233 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	897,330	702,330
Series B convertible preferred stock, $0.001 par value, 300,000 shares authorized; 272,168 shares issued and outstanding at March 31, 2023 and December 31, 2022	4,082,520	4,082,520

Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value, 9,200,000 shares authorized; no shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized; 70,202,907 and 67,202,907 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	70,203	67,203
Additional paid-in capital	17,445,960	17,123,603
Accumulated other comprehensive income (loss)	134,270	(50,699)
Accumulated (deficit)	(23,492,303)	(22,976,365)
Total Stockholders’ Equity (Deficit)	(5,841,870)	(5,836,258)

Total Liabilities and Stockholders’ Equity (Deficit)	$3,474,103	$3,167,707

See accompanying notes to financial statements.

ONE WORLD PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended
	March 31,
	2023	2022

Revenues	$2,101	$10,147
Cost of goods sold	967	9,956
Gross profit	1,134	191

Operating expenses:
General and administrative	347,297	381,383
Professional fees	103,848	171,050
Depreciation expense	7,857	12,485
Total operating expenses	459,002	564,918

Operating loss	(457,868)	(564,727)

Other income (expense):
Gain on early extinguishment of debt	-	121,372
Interest income	-	41
Interest expense	(58,070)	(166,192)
Total other expense	(58,070)	(44,779)

Net loss	$(515,938)	$(609,506)

Other comprehensive loss:
Gain on foreign currency translation	$184,969	$16,804

Net other comprehensive loss	$(330,969)	$(592,702)
Series A convertible preferred stock declared ($0.60 per share)	(12,773)	(10,258)
Net loss attributable to common shareholders	$(343,742)	$(602,960)

Weighted average number of common shares outstanding - basic and diluted	68,702,907	65,605,389

Net loss per share - basic and diluted	$(0.01)	$(0.01)

Dividends declared per share of common stock	$0.00	$0.00

See accompanying notes to financial statements.

ONE WORLD PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	For the Three Months Ended March 31, 2023
	Series A Convertible		Series B Convertible				Additional		Accumulated Other		Total Stockholders’
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Subscriptions	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Income (Loss)	Deficit	(Deficit)

Balance, December 31, 2022	70,233	$702,330	272,168	$4,082,520	67,202,907	$67,203	$17,123,603	$-	$(50,699)	$(22,976,365)	$(5,836,258)

Series A Convertible Preferred Stock sold for cash	15,000	150,000	-	-	-	-	-	-	-	-	-

Series A Convertible Preferred Stock issued for services	4,500	45,000	-	-	-	-	-	-	-	-	-

Common stock sold for cash	-	-	-	-	3,000,000	3,000	297,000	-	-	-	300,000

Amortization of common stock options issued for services	-	-	-	-	-	-	38,130	-	-	-	38,130

Series A convertible preferred stock dividend declared ($0.60 per share)	-	-	-	-	-	-	(12,773)	-	-	-	(12,773)

Gain on foreign currency translation	-	-	-	-	-	-	-	-	184,969	-	184,969

Net loss	-	-	-	-	-	-	-	-	-	(515,938)	(515,938)

Balance, March 31, 2023	89,733	$897,330	272,168	$4,082,520	70,202,907	$70,203	$17,445,960	$-	$134,270	$(23,492,303)	$(5,841,870)

	For the Three Months Ended March 31, 2022
	Series A Convertible		Series B Convertible				Additional		Accumulated Other		Total Stockholders’
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Subscriptions	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Income (Loss)	Deficit	(Deficit)

Balance, December 31, 2021	65,233	$652,330	238,501	$3,577,515	65,599,565	$65,600	$16,843,656	$21,725	$(64,347)	$(19,916,888)	$(3,050,254)

Common stock issued for services	-	-	-	-	262,066	262	21,463	(21,725)	-	-	-

Amortization of common stock options issued for services	-	-	-	-	-	-	41,114	-	-	-	41,114

Series A convertible preferred stock dividend declared ($0.60 per share)	-	-	-	-	-	-	(10,258)	-	-	-	(10,258)

Gain on foreign currency translation	-	-	-	-	-	-	-	-	16,804	-	16,804

Net loss	-	-	-	-	-	-	-	-	-	(609,506)	(609,506)

Balance, March 31, 2022	65,233	$652,330	238,501	$3,577,515	65,861,631	$65,862	$16,895,975	$-	$(47,543)	$(20,526,394)	$(3,612,100)

See accompanying notes to financial statements.

ONE WORLD PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(515,938)	$(609,506)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	7,857	12,485
Gain on early extinguishment of debt	-	(121,372)
Amortization of debt discounts	-	142,849
Series A preferred stock issued for services	45,000	-
Stock options issued for services	38,130	41,114
Decrease (increase) in assets:
Accounts receivable	1,673	(9,469)
Inventory	(225,037)	(94,163)
Other current assets	(27,353)	91,019
Other assets	(7,023)	-
Right-of-use assets	22,242	33,430
Security deposits	(16)	(291,679)
Increase (decrease) in liabilities:
Accounts payable	(50,344)	93,596
Accrued expenses	171,267	89,690
Deferred revenues	(1,694)	908
Lease liability	(20,747)	(26,497)
Net cash used in operating activities	(561,983)	(647,595)

Cash flows from investing activities
Purchase of fixed assets	(5,046)	(3,482)
Net cash used in investing activities	(5,046)	(3,482)

Cash flows from financing activities
Proceeds from notes payable	-	600,000
Proceeds from sale of preferred and common stock	450,000	-
Net cash provided by financing activities	450,000	600,000

Effect of exchange rate changes on cash	190,722	16,804

Net increase (decrease) in cash	73,693	(34,273)
Cash - beginning	11,016	119,678
Cash - ending	$84,709	$85,405

Supplemental disclosures:
Interest paid	$22,192	$15,694
Income taxes paid	$-	$-

Non-cash investing and financing transactions:
Dividends payable	$12,773	$10,258

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

OWP Ventures is a holding company formed in Delaware on March 27, 2018 to enter and support the cannabis industry, and on May 30, 2018, it acquired OWP Colombia. OWP Colombia is a licensed cannabis cultivation, production and distribution (export) company located in Popayán, Colombia (nearest major city is Cali). We plan to be a producer of raw cannabis and hemp plant ingredients for both medical and industrial uses across the globe. We have received licenses to cultivate, produce and distribute the raw ingredients of the cannabis and hemp plant for medicinal, scientific and industrial purposes. Specifically, we are one of the few companies in Colombia to receive all four licenses, including seed use, cultivation of non-psychoactive cannabis, cultivation of psychoactive cannabis, and manufacturing allowing for extraction and export. Currently, we own approximately 30 acres and have a covered greenhouse built specifically to cultivate high-grade cannabis and hemp. In addition, we have entered into agreements with local farming co-operatives that include small farmers and indigenous tribe members, under which they will cultivate cannabis on up to approximately 140 acres of land using our seeds and propagation techniques, and sell their harvested products to us on an exclusive basis. We began harvesting cannabis in the first quarter of 2019 for the purpose of further research and development activities, quality control testing and extraction. We have been generating revenue from the sale of our seeds since the second quarter of 2020. During the first quarter of 2022, we made payments of approximately $1,400,000 for a state of the art distillation machine that was placed in service during the second quarter of 2023 within our vertically integrated extraction facility in which we entered into a 5-year lease on October 1, 2022, where we have combined our office and extraction facilities into the same building.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and the rules of the Securities and Exchange Commission (SEC). Intercompany accounts and transactions have been eliminated.

The unaudited condensed consolidated financial statements of the Company and the accompanying notes included in this Quarterly Report on Form 10-Q are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the Condensed Consolidated Financial Statements have been included. Such adjustments are of a normal, recurring nature. The Condensed Consolidated Financial Statements, and the accompanying notes, are prepared in accordance with GAAP and do not contain certain information included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The interim Condensed Consolidated Financial Statements should be read in conjunction with that Annual Report on Form 10-K. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

ONE WORLD PRODUCTS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the following entities, all of which were under common control and ownership at March 31, 2023:

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

ONE WORLD PRODUCTS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Cash in Excess of FDIC Insured Limits

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000, under current regulations. The Company did not have any cash in excess of FDIC insured limits at March 31, 2023, and has not experienced any losses in such accounts.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. The Company’s sales to date have primarily consisted of the sale of seeds. These sales include multi-element arrangements whereby the Company collects 50% of the sale upon delivery of the sales, and the remaining 50% upon the completion of the harvest, whether the seeds result in a successful crop, or not. In addition, the Company has a right of first refusal to purchase products resulting from the harvest. At March 31, 2023, the Company had $10,114 of deferred revenues and $5,923 of deferred cost of goods sold, as included in other current assets on the balance sheet, that are expected to be recognized upon the customers’ completion of their future harvests.

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

ONE WORLD PRODUCTS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB that are adopted by the Company as of the specified effective date. If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s financial statements upon adoption.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which creates an exception to the general recognition and measurement principle for contract assets and contract liabilities from contracts with customers acquired in a business combination. The new guidance will require companies to apply the definition of a performance obligation under accounting standard codification ASC Topic 606 to recognize and measure contract assets and contract liabilities (i.e., deferred revenue) relating to contracts with customers that are acquired in a business combination. Under current GAAP, an acquirer in a business combination is generally required to recognize and measure the assets it acquires and the liabilities it assumes at fair value on the acquisition date. The new guidance will result in the acquirer recording acquired contract assets and liabilities on the same basis that would have been recorded by the acquiree before the acquisition under ASC Topic 606. These amendments are effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The adoption of ASU 2021-08 did not have a material impact on the Company’s financial statements or related disclosures.

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

No other new accounting pronouncements, issued or effective during the period ended March 31, 2023, have had or are expected to have a significant impact on the Company’s financial statements.

Note 2 –Going Concern

As shown in the accompanying condensed consolidated financial statements as of March 31, 2023, our balance of cash on hand was $84,709, and we had negative working capital of $2,669,690 and an accumulated deficit of $23,492,303. We are too early in our development stage to project future revenue levels, and may not be able to generate sufficient funds to sustain our operations for the next twelve months. Accordingly, we may need to raise additional cash to fund our operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheet as of March 31, 2023 and December 31, 2022, respectively:

	Fair Value Measurements at March 31, 2023
	Level 1	Level 2	Level 3
Assets
Cash	$84,709	$-	$-
Right-of-use asset	-	-	403,727
Total assets	84,709	-	403,727
Liabilities
Lease liabilities	-	-	407,168
Convertible notes payable	-	750,000	-
Notes payable	-	851,277	-
Notes payable, related parties	-	299,500	-
Total liabilities	-	(1,900,777)	(407,168)
	$84,709	$(1,900,777)	$(3,441)

	Fair Value Measurements at December 31, 2022
	Level 1	Level 2	Level 3
Assets
Cash	$11,016	$-	$-
Right-of-use asset	-	-	425,969
Total assets	11,016	-	425,969
Liabilities
Lease liabilities		-	427,915
Convertible notes payable	-	750,000	-
Notes payable	-	845,524	-
Notes payable, related parties	-	299,500	-
Total liabilities	-	(1,895,024)	(427,915)

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the three months ended March 31, 2023 or the year ended December 31, 2022.

ONE WORLD PRODUCTS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4 – Inventory

Inventories are stated at the lower of cost or net realizable value. Cost is determined on a standard cost basis that approximates the first-in, first-out (FIFO) method. Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value. Our cannabis products consist of cannabis flower grown in-house, along with produced extracts. Inventory consisted of the following at March 31, 2023 and December 31, 2022, respectively.

	March 31,	December 31,
	2023	2022
Raw materials	$19,215	$18,580
Work in progress	37,059	1,464
Finished goods	271,513	80,858
Less obsolescence	(48,597)	(46,749)
Total inventory	$279,190	$54,153

Note 5 – Other Current Assets

Other current assets included the following as of March 31, 2023 and December 31, 2022, respectively:

	March 31,	December 31,
	2023	2022
Prepaid expenses	$67,373	$39,288
Deferred cost of goods sold	5,923	6,655
Total	$73,296	$45,943

Note 6 – Other Assets

Other assets consist entirely of VAT receivables in the amounts of $186,950 and $179,927 at March 31, 2023 and December 31, 2022, respectively, which will be repaid to the Company by the applicable taxing authority upon the successful export of the products for which the taxes were originally paid.

Note 7 – Security Deposits

Security deposits included the following as of March 31, 2023 and December 31, 2022, respectively:

	March 31,	December 31,
	2023	2022
Refundable deposit on equipment purchase	$50,000	$50,000
Down payment on distillation equipment	-	1,399,413
Security deposits on leases held in Colombia	411	395
	$50,411	$1,449,808

ONE WORLD PRODUCTS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 8 – Fixed Assets

Fixed assets consist of the following at March 31, 2023 and December 31, 2022, respectively:

	March 31,	December 31,
	2023	2022
Land	$138,248	$138,248
Buildings	473,971	473,971
Office equipment	30,902	30,902
Furniture and fixtures	6,495	6,495
Equipment and machinery	1,828,006	423,547
	2,477,622	1,073,163
Less: accumulated depreciation	(92,484)	(84,627)
Total	$2,385,138	$988,536

Depreciation and amortization expense totaled $7,857 and $12,485 for the three months ended March 31, 2023 and 2022, respectively.

Note 9 – Accrued Expenses

Accrued expenses consisted of the following at March 31, 2023 and December 31, 2022, respectively:

	March 31,	December 31,
	2023	2022
Accrued payroll	$757,086	$613,569
Accrued withholding taxes and employee benefits	34,336	31,632
Accrued ICA fees and contributions	156,205	167,037
Accrued interest	172,098	136,220
	$1,119,725	$948,458

Note 10 – Deferred Revenues

Arrangements with customers include multiple deliverables, consisting of an initial delivery of seeds and a contingent portion of the purchase price that is payable on the customer’s future harvest of the plants grown from such seeds. Deferred revenues associated with these multiple-element arrangements were $10,114 and $11,808 at March 31, 2023 and December 31, 2022, respectively. Related deferred cost of goods sold were $5,923 and $6,655 at March 31, 2023 and December 31, 2022, respectively, resulting in deferred gross margins of $4,191 and $5,153 at March 31, 2023 and December 31, 2022, respectively, that is expected to be recognized upon the customers’ completion of their harvests in future periods.

Note 11 – Leases

The Company leased its 12,400 square foot extraction facility under a non-cancelable real property lease agreement that commenced on January 1, 2022 and was to expire on December 31, 2027, at a monthly lease rate of 57,339,000 COP (approximately $15,290). The Company terminated the lease on September 30, 2022, resulting in termination fees of approximately $7,700. A gain of $20,148 was recognized on the early extinguishment of the lease for the year ended December 31, 2022.

On October 1, 2022, the Company entered into a five-year non-cancelable property lease, with an automatic five year extension, for a new extraction facility with combined office space, at a monthly lease term of 29,000,000 COP plus VAT and administration fees (approximately $6,300 in the aggregate), with annual escalation of lease payments equal to the consumer price index, plus 2%.

The Company also leases a residential premise under a non-cancelable real property lease agreement that commenced on September 1, 2021 and expires on August 31, 2024, at a monthly lease term of 3,800,000 COP (approximately $1,013), with approximately a 3% annual escalation of lease payments commencing September 1, 2022.

ONE WORLD PRODUCTS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company leases another residential premise under a non-cancelable real property lease agreement that commenced on June 1, 2022 and expires on May 30, 2024, at a monthly lease term of 1,900,000 COP (approximately $507), with an 8% annual escalation of lease payments commencing June 1, 2023.

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

The components of lease expense were as follows:

	For the Three Months Ended
	March 31,
	2023	2022
Operating lease cost:
Amortization of right-of-use assets	$22,242	$33,431
Interest on lease liabilities	7,105	26,463
Lease payments on short term leases	-	12,590
Total operating lease cost	$29,347	$72,484

Supplemental balance sheet information related to leases was as follows:

	March 31,	December 31,
	2023	2022
Operating lease:
Operating lease assets	$403,727	$425,969

Current portion of operating lease liabilities	$88,612	86,235
Noncurrent operating lease liabilities	318,556	341,680
Total operating lease liability	$407,168	$427,915

Weighted average remaining lease term:
Operating leases	4 years	4.25 years

Weighted average discount rate:
Operating lease	6.75%	6.75%

ONE WORLD PRODUCTS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Supplemental cash flow and other information related to operating leases was as follows:

	For the Three Months Ended
	March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$20,747	$26,497

Leased assets obtained in exchange for lease liabilities:
Total operating lease liabilities	$-	$1,535,706

Future minimum annual lease commitments under non-cancelable operating leases are as follows at March 31, 2023:

Operating
Leases

2023 (for the nine months remaining)	$84,656
2024	107,632
2025	99,186
2026	102,162
2027	78,336
Total minimum lease payments	471,972
Less interest	64,804
Present value of lease liabilities	407,168
Less current portion	88,612
Long-term lease liabilities	$318,556

Note 12 – Convertible Notes Payable

Convertible notes payable consists of the following at March 31, 2023 and December 31, 2022, respectively:

	March 31,	December 31,
	2023	2022
On September 27, 2022, the Company completed the sale of a Convertible Promissory Note in the principal amount of $750,000 (the “Convertible McCabe Note”) to Dr. John McCabe. The unsecured note matures on 16, 2024 (the “Maturity Date”), bears interest at a rate of 8% per annum, and the principal and interest is convertible into shares of the Company’s convertible Series B common stock at a conversion price of $15 per share.	$750,000	$750,000

Total convertible notes payable	750,000	750,000
Less: unamortized debt discounts	-	-
Convertible note payable, net of discounts	$750,000	$750,000

The Company recorded interest expense pursuant to the stated interest rates on the convertible note in the amount of $14,795 for both the three months ended March 31, 2023 and 2022.

ONE WORLD PRODUCTS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 13 – Notes Payable

	March 31,	December 31,
	2023	2022

On September 15, 2022, the Company, through its wholly-owned subsidiary, One World Pharma, SAS, received proceeds of 55,488,000 COP, or approximately $12,243, on a loan with a face value of 70,000,000 COP, or approximately $15,445, from an individual pursuant to an unsecured promissory note, bearing interest at 4% per month, or 48% per annum, due on demand. The debt discount of $3,202 was expensed as finance costs at the time of origination. The face value of the note has been adjusted by $317 due to foreign currency translation adjustments.	$15,128	$14,552

On June 17, 2022, the Company, through its wholly-owned subsidiary, One World Pharma, SAS, received proceeds of 230,400,000 COP, or approximately $55,821, on a loan with a face value of 240,000,000 COP, or approximately $58,147, from an individual pursuant to an unsecured promissory note, bearing interest at 4% per month, or 48% per annum, due on demand. The debt discount of $2,326 was expensed as finance costs at the time of origination. The face value of the note has been adjusted by $3,955 due to foreign currency translation adjustments.	51,866	49,894

On June 13, 2022, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., received an advance of $100,000 from an individual pursuant to an unsecured promissory note, maturing on January 1, 2024, that carries an 8% interest rate.	100,000	100,000

On May 31, 2022, the Company, through its wholly-owned subsidiary, One World Pharma, SAS, received proceeds of 314,640,000 COP, or approximately $76,231, on a loan with a face value of 360,000,000 COP, or approximately $87,220, from an individual pursuant to promissory note, security by equipment, bearing interest at 2.1% per month, or 25% per annum, which matured on November 28, 2022 and is currently past due. The debt discount of $10,990 was expensed as finance costs at the time of origination. The face value of the note has been adjusted by $9,420 due to foreign currency translation adjustments.	77,800	74,841

On May 30, 2022, the Company, through its wholly-owned subsidiary, One World Pharma, SAS, received a non-interest bearing loan of 20,000,000 COP, or approximately $4,846, from an individual pursuant to an unsecured promissory note, due on demand. The face value of the note has been adjusted by $524 due to foreign currency translation adjustments.	4,322	4,158

On April 29, 2022, the Company, through its wholly-owned subsidiary, One World Pharma, SAS, received a non-interest bearing loan of 10,000,000 COP, or approximately $2,423, from an individual pursuant to an unsecured promissory note, due on demand. The face value of the note has been adjusted by $262 due to foreign currency translation adjustments.	2,161	2,079

On March 1, 2022, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., received an advance of $400,000 from an individual pursuant to an unsecured promissory note, maturing on January 1, 2024, that carries an 8% interest rate.	400,000	400,000

On February 15, 2022, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., received an advance of $200,000 from an individual pursuant to an unsecured promissory note, maturing on January 1, 2024, that carries an 8% interest rate.	200,000	200,000

Total notes payable	851,277	845,524
Less: current maturities	151,277	145,524
Notes payable, long-term portion	$700,000	$700,000

The Company recorded interest expense pursuant to the stated interest rates on the notes payable in the amount of $37,808 and $3,888 for the three months ended March 31, 2023 and 2022, respectively.

ONE WORLD PRODUCTS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 14 – Notes Payable, Related Party

Notes payable, related party, consists of the following at March 31, 2023 and December 31, 2022, respectively:

	March 31,	December 31,
	2023	2022

On August 5, 2022, the Company received an advance of $50,000 from Dr. Kenneth Perego, II, M.D., our Vice Chairman of the Board pursuant to an unsecured promissory note due on demand that carries a 6% interest rate.	$50,000	$50,000

On August 2, 2022, the Company received an advance of $4,500 from Isiah Thomas, III, our Chairman of the Board and CEO, pursuant to an unsecured promissory note due on demand that carries a 6% interest rate.	4,500	4,500

On July 7, 2022, the Company received an advance of $5,000 from Dr. Kenneth Perego, II, M.D., our Vice Chairman of the Board pursuant to an unsecured promissory note due on demand that carries a 6% interest rate.	5,000	5,000

On June 3, 2022, the Company received an advance of $10,000 from Isiah Thomas, III, our Chairman of the Board and CEO, pursuant to an unsecured promissory note due on demand that carries a 6% interest rate.	10,000	10,000

On May 5, 2022, the Company received an advance of $10,000 from Isiah Thomas, III, our Chairman of the Board and CEO, pursuant to an unsecured promissory note due on demand that carries a 6% interest rate.	10,000	10,000

On May 5, 2022, the Company received an advance of $20,000 from Dr. Kenneth Perego, II, M.D., our Vice Chairman of the Board pursuant to an unsecured promissory note due on demand that carries a 6% interest rate.	20,000	20,000

On December 29, 2021, the Company received an advance of $200,000 from Dr. Kenneth Perego, II, M.D., our Vice Chairman of the Board pursuant to an unsecured promissory note due January 1, 2024 that carries an 8% interest rate.	200,000	200,000

Total notes payable. related party	299,500	299,500
Less: current maturities	99,500	99,500
Notes payable, related party, long-term portion	$200,000	$200,000

The Company recorded interest expense pursuant to the stated interest rates on the notes payable, related party, in the amount of $5,467 and $3,967 for the three months ended March 31, 2023 and 2022, respectively.

The Company recognized interest expense for the three months ended March 31, 2023 and 2022, as follows:

	March 31,	March 31,
	2023	2022

Interest on convertible notes	$14,795	$14,795
Interest on notes payable	37,808	3,888
Interest on notes payable, related party	5,467	3,967
Amortization of debt discounts	-	17,569
Amortization of debt discounts, common stock	-	37,002
Amortization of debt discounts, warrants	-	88,278
Interest on accounts payable	-	693
Total interest expense	$58,070	$166,192

ONE WORLD PRODUCTS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 15 – Convertible Preferred Stock

Preferred Stock

The Company has 10,000,000 authorized shares of $0.001 par value “blank check” preferred stock, of which 500,000 shares have been designated Series A Preferred Stock and 600,000 shares have been designated Series B Preferred Stock, as amended on August 2, 2022. The shares of Series A Preferred Stock and Series B Preferred Stock are each currently convertible into one hundred (100) shares of the Company’s common stock. The Series A Preferred Stock accrues dividends at the rate of 6% per annum, payable in cash as and when declared by the Board or upon a liquidation. The shares of Series B Preferred Stock are not entitled to dividends, other than the right to participate in dividends payable to holders of common stock on an as-converted basis. As of March 31, 2023, there were 89,733 and 272,168 shares of Series A Preferred Stock and Series B Preferred Stock, respectively, issued and outstanding. The Series A and B Preferred Stock are presented as mezzanine equity on the balance sheet due because they carry a stated value of $10 and $15 per share, respectively, and a deemed liquidation clause, which entitles the holders thereof to receive proceeds thereof in an amount equal to the stated value per share, plus any accrued and unpaid dividends, before any payment may be made to holders of common stock. Each share of Preferred Stock carries a number of votes equal to the number of shares of common stock into which such Preferred Stock may then be converted. The Preferred Stock generally will vote together with the common stock and not as a separate class.

The Series A and B Preferred Stock have been classified outside of permanent equity and liabilities. the Series A Preferred Stock embodies conditional obligations that the Company may settle by issuing a variable number of equity shares, and in both the Series A and B Preferred Stock, monetary value of the obligation is based on a fixed monetary amount known at inception.

Series A Preferred Stock Sales

On various dates between January 4, 2023 and January 27, 2023, the Company received total proceeds from three accredited investors of $150,000 from the sale of 15,000 units, consisting in the aggregate of 15,000 shares of series A preferred stock and five-year warrants to purchase an aggregate 1,500,000 shares of common stock at an exercise price of $0.25 per share. The proceeds received were allocated between the Series A Preferred Stock and warrants on a relative fair value basis.

Series A Preferred Stock Issued for Services, Consultants

On January 1, 2023, the Company issued 4,500 shares of series A preferred stock in consideration of consulting services. The fair value of the shares was $45,000, based on recent sales prices of the Company’s series A preferred stock on the date of grant.

Preferred Stock Dividends

The Series A Preferred Stock accrues dividends at the rate of 6% per annum, payable in cash as and when declared by the Board or upon a liquidation. The Company recognized $12,773 and $10,258 for the three months ended March 31, 2023 and 2022, respectively. A total of $150,616 of dividends had accrued as of March 31, 2023.

Series B Preferred Stock Issuances

No shares of Series B Preferred Stock were issued during the three months ending March 31, 2023.

Note 16 – Commitments and Contingencies

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

ONE WORLD PRODUCTS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Commitment for the Sale of Series B Preferred Stock

On October 3, 2022, the Company and ISIAH International, LLC (“ISIAH International”), an entity in which the Company’s CEO, Isiah L. Thomas, III, is the sole member, entered into a securities purchase agreement under which ISIAH International has agreed to purchase from the Company an aggregate of 33,333 shares of the Company’s Series B Preferred Stock initially convertible into an aggregate of three million three hundred thirty three thousand three hundred (3,333,300) shares of the Company’s common stock, for a total purchase price of $499,995. To date, no purchases under this agreement have occurred.

Note 17 – Changes in Stockholders’ Equity

Common Stock

The Company is authorized to issue an aggregate of 300,000,000 shares of common stock with a par value of $0.001. As of March 31, 2023, there were 70,202,907 shares of common stock issued and outstanding.

Common Stock Sales

On February 14, 2023, the Company sold 3,000,000 shares of common stock at a price of $0.10 per share for total cash proceeds of $300,000.

Amortization of Stock-Based Compensation

A total of $38,130 and $41,114 of stock-based compensation expense was recognized from the amortization of options to purchase common stock over their vesting period during the three months ended March 31, 2023 and 2022, respectively.

Note 18 – Common Stock Options

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

The Company recognized a total of $38,130, and $41,114 of compensation expense during the three months ended March 31, 2023 and 2022, respectively, related to common stock options issued in the prior year to officers, directors, and employees that are being amortized over the implied service term, or vesting period, of the options. The remaining unamortized balance of these options is $93,897 as of March 31, 2023.

Note 19 – Income Taxes

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the three months ended March 31, 2023, and the year ended December 31, 2022, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At March 31, 2023, the Company had approximately $9,476,000 of federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2025.

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at March 31, 2023 and December 31, 2022, respectively.

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

ONE WORLD PRODUCTS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 20 – Subsequent Events

The Company evaluates events that have occurred after the balance sheet date through the date these financial statements were issued.

Debt Offering & Commitment Fee Stock Issuance

On June 23, 2023, the Company completed the sale of a Promissory Note in the principal amount of $300,000 (the “Third AJB Note”) to AJB Capital Investments LLC (“AJB Capital”) for an aggregate purchase price of $276,000, pursuant to a Securities Purchase Agreement between the Company and AJB Capital (the “Purchase Agreement”). The Company received net proceeds of $262,500 after deduction of an original issue discount of $24,000, $7,500 of legal fees and a $6,000 broker fee, which are being amortized as a debt discount over the life of the loan.

The Third AJB Note matures on March 23, 2024 (the “Maturity Date”), bears interest at a rate of 12% per annum, and, following an event of default only, is convertible into shares of the Company’s common stock at a conversion price equal to the lesser of the Volume Weighted Average Price (“VWAP”) during (i) the 10 trading day period preceding the issuance date of the note, or (ii) the 10 trading day period preceding date of conversion of the Note. The Note is also subject to covenants, events of defaults, penalties, default interest and other terms and conditions customary in transactions of this nature.

Pursuant to the Purchase Agreement, the Company paid a commitment fee to AJB Capital in the amount of $100,000 (the “Commitment Fee”) in the form of 1,666,667 shares of the Company’s common stock (the “Commitment Fee Shares”). During the period commencing on the six-month anniversary of the closing date and ending on the five-year anniversary of the closing date, AJB Capital is entitled to be issued additional shares of common stock or receive a cash payment to the extent AJB Capital’s sale of the Commitment Fee Shares has resulted in net proceeds in an amount less than the Commitment Fee. The Commitment Fee Shares resulted in a debt discount of $121,667 that is being amortized over the life of the loan.

In connection with the issuance of the Third AJB Note and Commitment Fee Shares, the Company entered into a Registration Rights Agreement with AJB Capital in which the Company agreed to file a registration statement with the SEC within 180 days of June 23, 2023, registering the shares of common stock issuable under the Third AJB Note and Purchase Agreement.

Series A Preferred Stock Sale

On April 3, 2023, the Company received $100,000 from the sale of 10,000 units, consisting in the aggregate of 10,000 shares of series A preferred stock and five-year warrants to purchase an aggregate 1,000,000 shares of common stock at an exercise price of $0.25 per share to an accredited investor. The proceeds received were allocated between the Series A Preferred Stock and warrants on a relative fair value basis.

Common Stock Issued for Services

On June 15, 2023, the Company issued 1,500,000 shares of common stock to Mr. Joerg Sommer in consideration of his appointment as the Company’s President. The fair value of the shares was $89,850, based on the closing price of the Company’s common stock on the date of grant.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended December 31, 2022 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

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

Overview

Through our wholly-owned subsidiary, One World Pharma S.A.S, a licensed cannabis cultivation, production and distribution (export) company located in Popayán, Colombia (nearest major city is Cali). We plan to be a producer of raw cannabis and hemp plant ingredients for both medical and industrial uses across the globe. We have received licenses to cultivate, produce and distribute the raw ingredients of the cannabis and hemp plant for medicinal, scientific and industrial purposes. Specifically, we are one of the only companies in Colombia to receive seed, cultivation, extraction and export licenses from the Colombian government. Currently, we own approximately 30 acres and have a covered greenhouse built specifically to cultivate high-grade cannabis and hemp. In addition, we have entered into agreements with local farming co-operatives that include small farmers and indigenous tribe members, under which they will cultivate cannabis on up to approximately 140 acres of land using our seeds and propagation techniques, and sell their harvested products to us on an exclusive basis. We planted our first crop of cannabis in 2018, which we began harvesting in the first quarter of 2019 for the purpose of further research and development activities and quality control testing of the cannabis we have produced. We have been generating revenue from the sale of our seeds since the second quarter of 2020. From August 2021 through March 2022, we made payments of approximately $1,400,000 for the purchase of a state of the art distillation machine that was placed in service within our vertically integrated extraction facility during the second quarter of 2023. Once the equipment is placed in service, we will be one of the only companies in Colombia to both hold licenses and possess the capability to extract high-quality CBD and THC oils. We terminated our lease on September 30, 2022, and during the fourth quarter of 2022, have begun to install the equipment at a new extraction facility. We entered into a 5-year lease at this new location on October 1, 2022, where we have combined our office and extraction facilities into the same building. The new facility is approximately half the cost of the former, and already contained the necessary electrical and epoxy floors, which has significantly reduce our tenant improvement costs.

We recently added to our product pipeline premium coffee certified by the Colombian National Coffee Federation infused with CBD, teas infused with CBD and a series of wellness products, including sports CBD energy drinks for optimum performance, CBD facial and body creams for anti-inflammatory and anti-aging use. We expect to start exporting products in 2023, including CBD flower and distillate oil, while developing white label commercial agreements with partners in Europe, USA, and Latin America.

Results of Operations for the Three Months Ended March 31, 2023 and 2022:

The following table summarizes selected items from the statement of operations for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,		Increase /
	2023	2022	(Decrease)
Revenues	$2,101	$10,147	$(8,046)
Cost of goods sold	967	9,956	(8,989)
Gross profit	1,134	191	943

Operating expenses:
General and administrative	347,297	381,383	(34,086)
Professional fees	103,848	171,050	(67,202)
Depreciation expense	7,857	12,485	(4,628)
Total operating expenses:	459,002	564,918	(105,916)

Operating loss	(457,868)	(564,727)	(106,859)

Total other expense	(58,070)	(44,779)	13,291

Net loss	$(515,938)	$(609,506)	$(93,568)

Revenues

Revenues during the three months ended March 31, 2023 were $2,101, compared to $10,147 during the three months ended March 31, 2022, a decrease of $8,046, or 79%. Revenues decreased as we transitioned to new management at our operating facility.

Cost of Goods Sold

Cost of goods sold for the three months ended March 31, 2023 were $967, compared to $9,956 for the three months ended March 31, 2022, a decrease of $8,989, or 90%. Cost of goods sold consists primarily of labor, agricultural raw materials, depreciation and overhead.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2023 were $347,297, compared to $381,383 during the three months ended March 31, 2022, a decrease of $34,086, or 9%. The expenses for the current period consisted primarily of compensation expenses, office rent, and travel costs. General and administrative expenses decreased primarily due to decreased salaries and wages and lease expenses in Colombia over the prior year, as we transitioned to new management. General and administrative expenses included non-cash, stock-based compensation of $29,347 and $29,347 during the three months ended March 31, 2023 and 2022, respectively.

Professional Fees

Professional fees for the three months ended March 31, 2023 were $103,848, compared to $171,050 during the three months ended March 31, 2022, a decrease of $67,202, or 39%. Professional fees included non-cash, stock-based compensation of $53,783 and $11,767 during the three months ended March 31, 2023 and 2022, respectively. Professional fees decreased primarily due to decreased legal fees during the current period.

Depreciation Expense

Depreciation expense for the three months ended March 31, 2023 was $7,857, compared to $12,485 during the three months ended March 31, 2022, a decrease of $4,628, or 37%. Depreciation expense decreased due to the prior year disposal of office equipment.

Other Income (Expense)

Other expenses, on a net basis, for the three months ended March 31, 2023 were $58,070, compared to other expenses, on a net basis, of $44,779 during the three months ended March 31, 2022, an increase in net expenses of $13,291, or 30%. Other expenses consisted entirely of $58,070 of interest expense for the three months ended March 31, 2023, compared to $166,192 of interest expense, including $125,280 of stock-based finance costs on the amortization of debt discounts, as partially offset by a gain on early extinguishment of debt of $121,372 on the forgiveness of a PPP Loan and $41 of interest income, during the three months ended March 31, 2022.

Net Loss

Net loss for the three months ended March 31, 2023 was $515,938, or $0.01 per share, compared to $609,506, or $0.01 per share, during the three months ended March 31, 2022, a decrease of $93,568, or 15%. The net loss decreased primarily due to decreased compensation and office expenses during the current period as we transitioned to new management over our Colombian subsidiary.

Liquidity and Capital Resources

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, financing activities and effect of exchange rate changes on cash for the three months ended March 31, 2023 and 2022:

	2023	2022
Operating Activities	$(561,983)	$(647,595)
Investing Activities	(5,046)	(3,482)
Financing Activities	450,000	600,000
Effect of Exchange Rate Changes on Cash	190,722	16,804
Net Increase (Decrease) in Cash	$73,693	$(34,273)

Net Cash Used in Operating Activities

During the three months ended March 31, 2023, net cash used in operating activities was $561,983, compared to net cash used in operating activities of $647,595 for the three months ended March 31, 2022. The cash used in operating activities was primarily attributable to our net loss.

Net Cash Used in Investing Activities

During the three months ended March 31, 2023, net cash used in investing activities was $5,046, compared to net cash used in investing activities of $3,482 for the three months ended March 31, 2022. The cash used in investing activities consisted entirely of purchases of fixed assets.

Net Cash Provided by Financing Activities

During the three months ended March 31, 2023, net cash provided by financing activities was $450,000, compared to net cash provided by financing activities of $600,000 for the three months ended March 31, 2022. The current period consisted of $150,000 of proceeds received on the sale of preferred stock and $300,000 from the sale of common stock, compared to $600,000 of proceeds received on debt financing during the three months ended March 31, 2022.

Ability to Continue as a Going Concern

As of March 31, 2023, our balance of cash on hand was $84,709, and we had negative working capital of $2,669,690 and an accumulated deficit of $23,492,303. We are too early in our development stage to project future revenue levels, and may not be able to generate sufficient funds to sustain our operations for the next twelve months. Accordingly, we may need to raise additional cash to fund our operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. The Company’s sales to date have primarily consisted of the sale of seeds. These sales include multi-element arrangements whereby the Company collects 50% of the sale upon delivery of the sales, and the remaining 50% upon the completion of the harvest, whether the seeds result in a successful crop, or not. In addition, the Company has a right of first refusal to purchase products resulting from the harvest. At March 31, 2023, the Company had $10,114 of deferred revenues and $5,923 of deferred cost of goods sold, as included in other current assets on the balance sheet, that are expected to be recognized upon the customers’ completion of their future harvests.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following issuances of equity securities by the Company during the three month period ended March 31, 2023 were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder:

Series A Preferred Stock Sales

On January 27, 2023, the Company issued 10,000 shares of series A preferred stock, restricted in accordance with Rule 144, to an accredited investor for proceeds of $100,000.

On January 9, 2023, the Company issued 2,500 shares of series A preferred stock, restricted in accordance with Rule 144, to an accredited investor for proceeds of $25,000.

On January 4, 2023, the Company issued 2,500 shares of series A preferred stock, restricted in accordance with Rule 144, to an accredited investor for proceeds of $25,000.

Series A Preferred Stock Issued for Services

On January 1, 2023, the Company issued 4,500 shares of series A preferred stock, restricted in accordance with Rule 144, to an accredited investor for services provided. The fair value of the shares was $45,000, based on recent sales prices of the Company’s series A preferred stock on the date of grant.

Common Stock Sales

On February 14, 2023, the Company issued 3,000,000 shares of common stock, restricted in accordance with Rule 144, to an accredited investor for proceeds of $300,000.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On June 23, 2023, the Company completed the sale of a Promissory Note in the principal amount of $300,000 (the “Third AJB Note”) to AJB Capital Investments LLC (“AJB Capital”) for an aggregate purchase price of $276,000, pursuant to a Securities Purchase Agreement between the Company and AJB Capital (the “Purchase Agreement”). The Company received net proceeds of $262,500 after deduction of an original issue discount of $24,000, $7,500 of legal fees and a $6,000 of broker fee, which are being amortized as a debt discount over the life of the loan.

The Third AJB Note matures on March 23, 2024 (the “Maturity Date”), bears interest at a rate of 12% per annum, and, following an event of default only, is convertible into shares of the Company’s common stock at a conversion price equal to the lesser of the Volume Weighted Average Price (“VWAP”) during (i) the 10 trading day period preceding the issuance date of the note, or (ii) the 10 trading day period preceding date of conversion of the Note. The Note is also subject to covenants, events of defaults, penalties, default interest and other terms and conditions customary in transactions of this nature.

Pursuant to the Purchase Agreement, the Company paid a commitment fee to AJB Capital in the amount of $100,000 (the “Commitment Fee”) in the form of 1,666,667 shares of the Company’s common stock (the “Commitment Fee Shares”). During the period commencing on the six-month anniversary of the closing date and ending on the five-year anniversary of the closing date, AJB Capital is entitled to be issued additional shares of common stock or receive a cash payment to the extent AJB Capital’s sale of the Commitment Fee Shares has resulted in net proceeds in an amount less than the Commitment Fee. The Commitment Fee Shares resulted in a debt discount of $121,667 that is being amortized over the life of the loan.

In connection with the issuance of the Third AJB Note and Commitment Fee Shares, the Company entered into a Registration Rights Agreement with AJB Capital in which the Company agreed to file a registration statement with the SEC within 180 days of June 23, 2023, registering the shares of common stock issuable under the Third AJB Note and Purchase Agreement.

ITEM 6. Exhibits

Exhibit	Description
2.1	Agreement and Plan of Merger dated February 21, 2019, among the Registrant, OWP Merger Subsidiary Inc. and OWP Ventures, Inc. (incorporated by reference to Exhibit 2.1 of the Form 8-K filed with the Securities and Exchange Commission by the Company on February 25, 2019)
3.1	Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 24, 2014)
3.2	Certificate of Amendment to Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 8, 2019)
3.3	Certificate of Amendment to Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2020)
3.4	Certificate of Designation of Series A Preferred Stock of the Registrant dated June 1, 2020 (incorporated by reference to Exhibit 3.4 of the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 26, 2020)
3.5	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 24, 2014)
3.6	Certificate of Designation of Series B Preferred Stock of the Registrant dated February 2, 2021 (incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 8, 2021)
4.1*	Promissory Note of the Company in the Principal Amount of $300,000 issued to AJB Capital Investments LLC, dated June 23, 2023
10.1	2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on February 25, 2020)
10.2	Form of Stock Option Grant Notice for grants under the 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on February 25, 2020)
10.3	Form of Option Agreement for grants under the 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2020)
10.4	Letter Agreement between the Company and Isiah L. Thomas, III, dated June 3, 2020 (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the Securities and Exchange Commission by the Company on June 9, 2020)
10.5*	Securities Purchase Agreement, dated as of June 23, 2023, between the Company and AJB Capital Investments LLC
10.6	Securities Purchase Agreement, dated as of February 7, 2021, between the Company and ISIAH International LLC (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by the Company on February 8, 2021)
10.7*	Registration Rights Agreement, dated June 23, 2023, between the Company and AJB Capital Investments LLC
10.8	Commercial Lease Agreement dated November 26, 2021, between R&B Inversiones S.A.S. and One World Pharma S.A.S. (incorporated by reference to Exhibit 10.10 of the Form 10-Q filed with the Securities and Exchange Commission by One World Products, Inc. on May 16, 2022)
10.9	Purchase Agreement, dated September 1, 2022, between One World Products, Inc. and Tysadco Partners, LLC (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by One World Products, Inc. on September 7, 2022)
10.10	Securities Purchase Agreement, dated September 1, 2022, between One World Products, Inc. and Tysadco Partners, LLC (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the Securities and Exchange Commission by One World Products, Inc. on September 7, 2022)
10.11	Registration Rights Agreement, dated September 1, 2022, between One World Products, Inc. and Tysadco Partners, LLC (incorporated by reference to Exhibit 10.3 of the Form 8-K filed with the Securities and Exchange Commission by One World Products, Inc. on September 7, 2022)
10.12	Convertible Promissory Note Purchase Agreement, dated September 16, 2022, between One World Products, Inc. and Dr. John McCabe (incorporated by reference to Exhibit 10.15 of the Form 10-Q filed with the Securities and Exchange Commission by One World Products, Inc. on November 14, 2022)
10.13	Convertible Note, dated September 16, 2022, between One World Products, Inc. and Dr. John McCabe (incorporated by reference to Exhibit 10.16 of the Form 10-Q filed with the Securities and Exchange Commission by One World Products, Inc. on November 14, 2022)
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
32.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Schema Document
101.CAL*	Inline XBRL Calculation Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document
101.LAB*	Inline XBRL Labels Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 5, 2023

One World Products, Inc.

/s/ Isiah L. Thomas III
Isiah L. Thomas III
Chief Executive Officer
(Principal Executive Officer)

/s/ Timothy Woods
Timothy Woods
Chief Financial Officer
(Principal Financial Officer)

