Form 10-Q
period 2023-06-30
One World Products, Inc.
filed 2023-08-28
CIK 1622244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The number of shares of registrant’s common stock outstanding as of August 23, 2023 was 74,736,274.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ONE WORLD PRODUCTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
	(Unaudited)
Assets

Current assets:
Cash	$175,235	$11,016
Accounts receivable	11,793	12,355
Inventory	303,365	54,153
Other current assets	122,114	45,943
Total current assets	612,507	123,467

Other assets	206,497	179,927
Right-of-use assets	-	425,969
Security deposits	50,453	1,449,808
Fixed assets, net	2,376,691	988,536

Total Assets	$3,246,148	$3,167,707

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$818,667	$798,067
Accrued expenses	1,275,511	948,458
Deferred revenues	11,166	11,808
Dividends payable	166,568	137,843
Current portion of lease liabilities	-	86,235
Notes payable, related parties, current maturities	999,500	99,500
Notes payable, net of $77,640 of debt discounts at June 30, 2023	389,373	145,524
Total current liabilities	3,660,785	2,227,435

Long-term lease liability	-	341,680
Convertible note payable, related party	750,000	750,000
Notes payable, related parties, long-term portion	-	900,000

Total Liabilities	4,410,785	4,219,115

Series A convertible preferred stock, $0.001 par value, 500,000 shares authorized; 99,733 and 70,233 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	997,330	702,330
Series B convertible preferred stock, $0.001 par value, 300,000 shares authorized; 272,168 shares issued and outstanding at June 30, 2023 and December 31, 2022	4,082,520	4,082,520

Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value, 9,200,000 shares authorized; no shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized; 73,369,574 and 67,202,907 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	73,370	67,203
Additional paid-in capital	17,594,074	17,123,603
Accumulated other comprehensive income (loss)	127,502	(50,699)
Accumulated (deficit)	(24,039,433)	(22,976,365)
Total Stockholders’ Equity (Deficit)	(6,244,487)	(5,836,258)

Total Liabilities and Stockholders’ Equity (Deficit)	$3,246,148	$3,167,707

See accompanying notes to financial statements.

ONE WORLD PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Revenues	$75	$32,864	$2,176	$43,011
Cost of goods sold	132	20,840	1,099	30,796
Gross profit (loss)	(57)	12,024	1,077	12,215

Operating expenses:
General and administrative	417,834	387,807	765,131	769,190
Professional fees	73,664	113,805	177,512	284,855
Depreciation expense	8,447	12,172	16,304	24,657
Total operating expenses	499,945	513,784	958,947	1,078,702

Operating loss	(500,002)	(501,760)	(957,870)	(1,066,487)

Other income (expense):
Sublease income	-	1,000	-	1,000
Gain on early extinguishment of debt	4,397	-	4,397	121,372
Interest income	3	-	3	41
Interest expense	(51,528)	(190,730)	(109,598)	(356,922)
Total other expense	(47,128)	(189,730)	(105,198)	(234,509)

Net loss	$(547,130)	$(691,490)	$(1,063,068)	$(1,300,996)

Other comprehensive loss:
Gain (loss) on foreign currency translation	$(6,768)	$(12,332)	$178,201	$4,472

Net other comprehensive loss	$(553,898)	$(703,822)	$(884,867)	$(1,296,524)
Series A convertible preferred stock declared ($0.60 per share)	(15,952)	(8,847)	(28,725)	(19,105)
Net loss attributable to common shareholders	$(569,850)	$(712,669)	$(913,592)	$(1,315,629)

Weighted average number of common shares
outstanding - basic and diluted	70,578,365	65,861,631	69,655,025	65,734,218

Net loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Dividends declared per share of common stock	$0.00	$0.00	$0.00	$0.00

See accompanying notes to financial statements.

ONE WORLD PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	For the Three Months Ended June 30, 2023
	Series A Convertible		Series B Convertible				Additional		Accumulated Other		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Subscriptions	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Income (Loss)	Deficit	Equity (Deficit)
Balance, March 31, 2023	89,733	$897,330	272,168	$4,082,520	70,202,907	$70,203	$17,445,960	$-	$134,270	$(23,492,303)	$(5,841,870)
Series A Convertible Preferred Stock sold for cash	10,000	100,000	-	-	-	-	-	-	-	-	-
Common stock issued for services	-	-	-	-	1,500,000	1,500	88,350	-	-	-	89,850
Commitment shares issued pursuant to promissory note	-	-	-	-	1,666,667	1,667	40,508	-	-	-	42,175
Amortization of common stock options issued for services	-	-	-	-	-	-	35,208	-	-	-	35,208
Series A convertible preferred stock dividend declared ($0.60 per share)	-	-	-	-	-	-	(15,952)	-	-	-	(15,952)
Loss on foreign currency translation	-	-	-	-	-	-	-	-	(6,768)	-	(6,768)
Net loss	-	-	-	-	-	-	-	-	-	(547,130)	(547,130)
Balance, June 30, 2023	99,733	$997,330	272,168	$4,082,520	73,369,574	$73,370	$17,594,074	$-	$127,502	$(24,039,433)	$(6,244,487)

	For the Three Months Ended June 30, 2022
	Series A Convertible		Series B Convertible				Additional		Accumulated Other		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Subscriptions	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Income (Loss)	Deficit	Equity (Deficit)
Balance, March 31, 2022	65,233	$652,330	238,501	$3,577,515	65,861,631	$65,862	$16,895,975	$-	$(47,543)	$(20,526,394)	$(3,612,100)
Amortization of common stock options issued for services	-	-	-	-	-	-	41,146	-	-	-	41,146
Series A convertible preferred stock dividend declared ($0.60 per share)	-	-	-	-	-	-	(8,847)	-	-	-	(8,847)
Gain on foreign currency translation	-	-	-	-	-	-	-	-	(12,332)	-	(12,332)
Net loss	-	-	-	-	-	-	-	-	-	(691,490)	(691,490)
Balance, June 30, 2022	65,233	$652,330	238,501	$3,577,515	65,861,631	$65,862	$16,928,274	$-	$(59,875)	$(21,217,884)	$(4,283,623)

	For the Six Months Ended June 30, 2023
	Series A Convertible		Series B Convertible				Additional		Accumulated Other		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Subscriptions	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Income (Loss)	Deficit	Equity (Deficit)
Balance, December 31, 2022	70,233	$702,330	272,168	$4,082,520	67,202,907	$67,203	$17,123,603	$-	$(50,699)	$(22,976,365)	$(5,836,258)
Series A Convertible Preferred Stock sold for cash	25,000	250,000	-	-	-	-	-	-	-	-	-
Series A Convertible Preferred Stock issued for services	4,500	45,000	-	-	-	-	-	-	-	-	-
Common stock issued for services	-	-	-	-	1,500,000	1,500	88,350	-	-	-	89,850
Commitment shares issued pursuant to promissory note	-	-	-	-	1,666,667	1,667	40,508	-	-	-	42,175
Common stock sold for cash	-	-	-	-	3,000,000	3,000	297,000	-	-	-	300,000
Amortization of common stock options issued for services	-	-	-	-	-	-	73,338	-	-	-	73,338
Series A convertible preferred stock dividend declared ($0.60 per share)	-	-	-	-	-	-	(28,725)	-	-	-	(28,725)
Loss on foreign currency translation	-	-	-	-	-	-	-	-	178,201	-	178,201
Net loss	-	-	-	-	-	-	-	-	-	(1,063,068)	(1,063,068)
Balance, June 30, 2023	99,733	$997,330	272,168	$4,082,520	73,369,574	$73,370	$17,594,074	$-	$127,502	$(24,039,433)	$(6,244,487)

	For the Six Months Ended June 30, 2022
	Series A Convertible		Series B Convertible				Additional		Accumulated Other		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Subscriptions	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Income (Loss)	Deficit	Equity (Deficit)
Balance, December 31, 2021	65,233	$652,330	238,501	$3,577,515	65,599,565	$65,600	$16,843,656	$21,725	$(64,347)	$(19,916,888)	$(3,050,254)
Common stock issued for services	-	-	-	-	262,066	262	21,463	(21,725)	-	-	-
Amortization of common stock options issued for services	-	-	-	-	-	-	82,260	-	-	-	82,260
Series A convertible preferred stock dividend declared ($0.60 per share)	-	-	-	-	-	-	(19,105)	-	-	-	(19,105)
Gain on foreign currency translation	-	-	-	-	-	-	-	-	4,472	-	4,472
Net loss	-	-	-	-	-	-	-	-	-	(1,300,996)	(1,300,996)
Balance, June 30, 2022	65,233	$652,330	238,501	$3,577,515	65,861,631	$65,862	$16,928,274	$-	$(59,875)	$(21,217,884)	$(4,283,623)

See accompanying notes to financial statements.

ONE WORLD PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(1,063,068)	$(1,300,996)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	16,304	24,657
Gain on early extinguishment of debt	(4,397)	(121,372)
Amortization of debt discounts	2,035	300,600
Series A preferred stock issued for services	45,000	-
Common stock issued for services	89,850	-
Stock options issued for services	73,338	82,260
Decrease (increase) in assets:
Accounts receivable	562	(6,873)
Inventory	(249,212)	(117,127)
Other current assets	(76,171)	74,836
Other assets	(26,570)	-
Right-of-use assets	34,391	52,488
Security deposits	(58)	(276,067)
Increase (decrease) in liabilities:
Accounts payable	20,600	195,004
Accrued expenses	327,053	222,497
Deferred revenues	(642)	3,346
Lease liability	(31,940)	(38,725)
Net cash used in operating activities	(842,925)	(905,472)

Cash flows from investing activities
Purchase of fixed assets	(5,046)	(43,201)
Net cash used in investing activities	(5,046)	(43,201)

Cash flows from financing activities
Proceeds from notes payable, related parties	-	40,000
Proceeds from notes payable	262,500	839,320
Proceeds from sale of preferred and common stock	550,000	-
Net cash provided by financing activities	812,500	879,320

Effect of exchange rate changes on cash	199,690	4,472

Net increase (decrease) in cash	164,219	(64,881)
Cash - beginning	11,016	119,678
Cash - ending	$175,235	$54,797

Supplemental disclosures:
Interest paid	$35,550	$27,932
Income taxes paid	$-	$-

Non-cash investing and financing transactions:
Dividends payable	$28,725	$19,105
Initial recognition of right-of-use assets and lease liabilities	$-	$1,535,706
Value of debt discounts attributable to commitment shares	$42,175	$-

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

OWP Ventures is a holding company formed in Delaware on March 27, 2018 to enter and support the cannabis industry, and on May 30, 2018, it acquired OWP Colombia. OWP Colombia is a licensed cannabis cultivation, production and distribution (export) company located in Popayán, Colombia (nearest major city is Cali). We plan to be a producer of raw cannabis and hemp plant ingredients for both medical and industrial uses across the globe. We have received licenses to cultivate, produce and distribute the raw ingredients of the cannabis and hemp plant for medicinal, scientific and industrial purposes. Specifically, we are one of the few companies in Colombia to receive all four licenses, including seed use, cultivation of non-psychoactive cannabis, cultivation of psychoactive cannabis, and manufacturing allowing for extraction and export. Currently, we own approximately 30 acres and have a covered greenhouse built specifically to cultivate high-grade cannabis and hemp. In addition, we have entered into agreements with local farming co-operatives that include small farmers and indigenous tribe members, under which they will cultivate cannabis on up to approximately 140 acres of land using our seeds and propagation techniques, and sell their harvested products to us on an exclusive basis. We began harvesting cannabis in the first quarter of 2019 for the purpose of further research and development activities, quality control testing and extraction. We have been generating revenue from the sale of our seeds since the second quarter of 2020. During the first quarter of 2022, we made payments of approximately $1,400,000 for a state of the art distillation machine that was placed in service during the second quarter of 2023 within our vertically integrated extraction facility.

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

ONE WORLD PRODUCTS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the following entities, all of which were under common control and ownership at June 30, 2023:

State of
Name of Entity	Incorporation	Relationship
One World Products, Inc.(1)	Nevada	Parent
OWP Ventures, Inc.(2)	Delaware	Subsidiary
One World Pharma S.A.S.(3)	Colombia	Subsidiary
Colombian Hope, S.A.S.(4)	Colombia	Subsidiary
Agrobase, S.A.S.(5)	Colombia	Subsidiary

(1)	Holding company in the form of a corporation.
(2)	Holding company in the form of a corporation and wholly-owned subsidiary of One World Products, Inc.
(3)	Wholly-owned subsidiary of OWP Ventures, Inc. since May 30, 2018, located in Colombia and legally constituted as a simplified stock company registered in the Chamber of Commerce of Bogotá on July 18, 2017. Its headquarters are located in Bogotá.
(4)	Wholly-owned subsidiary of OWP Ventures, Inc., acquired on November 19, 2019, located in Colombia and legally constituted as a simplified stock company. This company has yet to incur any substantive income or expenses.
(5)	Wholly-owned subsidiary of OWP Ventures, Inc., formed on September 12, 2019, located in Colombia and legally constituted as a simplified stock company. This company commenced operations during 2023.

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

Cash in Excess of FDIC Insured Limits

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000, under current regulations. The Company did not have any cash in excess of FDIC insured limits at June 30, 2023, and has not experienced any losses in such accounts.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. The Company’s sales to date have primarily consisted of the sale of seeds. These sales include multi-element arrangements whereby the Company collects 50% of the sale upon delivery of the sales, and the remaining 50% upon the completion of the harvest, whether the seeds result in a successful crop, or not. In addition, the Company has a right of first refusal to purchase products resulting from the harvest. At June 30, 2023, the Company had $11,166 of deferred revenues and $6,539 of deferred cost of goods sold, as included in other current assets on the balance sheet, that are expected to be recognized upon the customers’ completion of their future harvests.

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

In July 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-03 to amend various SEC paragraphs in the Accounting Standards Codification to primarily reflect the issuance of SEC Staff Accounting Bulletin No. 120. ASU No. 2023-03, “Presentation of Financial Statements (Topic 205), Income Statement—Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation—Stock Compensation (Topic 718): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 120, SEC Staff Announcement at the March 24, 2022 EITF Meeting, and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280—General Revision of Regulation S-X: Income or Loss Applicable to Common Stock.” ASU 2023-03 amends the ASC for SEC updates pursuant to SEC Staff Accounting Bulletin No. 120; SEC Staff Announcement at the March 24, 2022 Emerging Issues Task Force (“EITF”) Meeting; and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280 - General Revision of Regulation S-X: Income or Loss Applicable to Common Stock. These updates were immediately effective and did not have a material impact on our financial statements.

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

No other new accounting pronouncements, issued or effective during the period ended June 30, 2023, have had or are expected to have a significant impact on the Company’s financial statements.

Note 2 –Going Concern

As shown in the accompanying condensed consolidated financial statements as of June 30, 2023, our balance of cash on hand was $175,235, and we had negative working capital of $3,048,278 and an accumulated deficit of $24,039,433. We are too early in our development stage to project future revenue levels, and may not be able to generate sufficient funds to sustain our operations for the next twelve months. Accordingly, we may need to raise additional cash to fund our operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

In the event sales do not materialize at the expected rates, management would seek additional financing and would attempt to conserve cash by further reducing expenses. There can be no assurance that we will be successful in achieving these objectives; therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

ONE WORLD PRODUCTS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Note 3 – Related Party Transactions

Common Stock Issued for Services, Related Party

On June 15, 2023, the Company issued 1,500,000 shares of common stock to the Company’s President, Joerg Sommer, for services provided. The aggregate fair value of the common stock was $89,850, based on the closing price of the Company’s common stock on the date of grant. The shares were expensed upon issuance.

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

ONE WORLD PRODUCTS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheet as of June 30, 2023 and December 31, 2022, respectively:

	Fair Value Measurements at June 30, 2023
	Level 1	Level 2	Level 3
Assets
Cash	$175,235	$-	$-
Total assets	175,235	-	-
Liabilities
Convertible note payable, related party	-	750,000	-
Notes payable, related parties	-	999,500	-
Notes payable, net of $77,640 of debt discounts at June 30, 2023	-	389,373	-
Total liabilities	-	(2,138,873)	-
	$175,235	$(2,138,873)	$-

	Fair Value Measurements at December 31, 2022
	Level 1	Level 2	Level 3
Assets
Cash	$11,016	$-	$-
Right-of-use asset	-	-	425,969
Total assets	11,016	-	425,969
Liabilities
Lease liabilities		-	427,915
Convertible notes payable	-	750,000	-
Notes payable	-	145,524	-
Notes payable, related parties	-	999,500	-
Total liabilities	-	(1,895,024)	(427,915)
	$11,016	$(1,895,024)	$(1,946)

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the six months ended June 30, 2023 or the year ended December 31, 2022.

Note 5 – Inventory

Inventories are stated at the lower of cost or net realizable value. Cost is determined on a standard cost basis that approximates the first-in, first-out (FIFO) method. Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value. Our cannabis products consist of cannabis flower grown in-house, along with produced extracts. Inventory consisted of the following at June 30, 2023 and December 31, 2022, respectively.

	June 30,	December 31,
	2023	2022
Raw materials	$21,214	$18,580
Work in progress	38,914	1,464
Finished goods	296,889	80,858
	357,017	100,902
Less obsolescence	(53,652)	(46,749)
Total inventory	$303,365	$54,153

ONE WORLD PRODUCTS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 – Other Current Assets

Other current assets included the following as of June 30, 2023 and December 31, 2022, respectively:

	June 30,	December 31,
	2023	2022
Prepaid expenses	$115,575	$39,288
Deferred cost of goods sold	6,539	6,655
Total	$122,114	$45,943

Note 7 – Other Assets

Other assets consist entirely of VAT receivables in the amounts of $206,497 and $179,927 at June 30, 2023 and December 31, 2022, respectively, which will be repaid to the Company by the applicable taxing authority upon the successful export of the products for which the taxes were originally paid.

Note 8 – Security Deposits

Security deposits included the following as of June 30, 2023 and December 31, 2022, respectively:

	June 30,	December 31,
	2023	2022
Refundable deposit on equipment purchase	$50,000	$50,000
Down payment on distillation equipment	-	1,399,413
Security deposits on leases held in Colombia	453	395
	$50,453	$1,449,808

Note 9 – Fixed Assets

Fixed assets consist of the following at June 30, 2023 and December 31, 2022, respectively:

	June 30,	December 31,
	2023	2022
Land	$138,248	$138,248
Buildings	473,971	473,971
Office equipment	30,902	30,902
Furniture and fixtures	6,495	6,495
Equipment and machinery	1,828,006	423,547
	2,477,622	1,073,163
Less: accumulated depreciation	(100,931)	(84,627)
Total	$2,376,691	$988,536

Depreciation and amortization expense totaled $16,304 and $24,657 for the six months ended June 30, 2023 and 2022, respectively.

ONE WORLD PRODUCTS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 10 – Accrued Expenses

Accrued expenses consisted of the following at June 30, 2023 and December 31, 2022, respectively:

	June 30,	December 31,
	2023	2022
Accrued payroll	$837,464	$613,569
Accrued withholding taxes and employee benefits	42,465	31,632
Accrued ICA fees and contributions	187,349	167,037
Accrued interest	208,233	136,220
	$1,275,511	$948,458

Note 11 – Deferred Revenues

Arrangements with customers include multiple deliverables, consisting of an initial delivery of seeds and a contingent portion of the purchase price that is payable on the customer’s future harvest of the plants grown from such seeds. Deferred revenues associated with these multiple-element arrangements were $11,166 and $11,808 at June 30, 2023 and December 31, 2022, respectively. Related deferred cost of goods sold were $6,539 and $6,655 at June 30, 2023 and December 31, 2022, respectively, resulting in deferred gross margins of $4,627 and $5,153 at June 30, 2023 and December 31, 2022, respectively, that is expected to be recognized upon the customers’ completion of their harvests in future periods.

Note 12 – Leases

On April 28, 2023, the Company leased commercial property for its extraction facility under a commercial lease contract at a monthly lease rate of 3,000,000 COP (approximately $645) over a one-year term. The lease shall be automatically extended for another one year period with respect to a mutually agreed upon lease rate at the time of extension. Either party can terminate the lease three months prior to the expiration of the lease term.

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

Terminated Leases

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

On October 1, 2022, the Company entered into a five-year non-cancelable property lease, with an automatic five year extension, for a new extraction facility with combined office space, at a monthly lease term of 29,000,000 COP plus VAT and administration fees (approximately $6,300 in the aggregate), with annual escalation of lease payments equal to the consumer price index, plus 2%. The Company terminated the lease on May 23, 2023, resulting in a gain of $3,825 on the early extinguishment of the lease for the six months ended June 30, 2023.

The Company also leased a residential premise under a non-cancelable real property lease agreement that commenced on September 1, 2021 that was to expire on August 31, 2024, at a monthly lease term of 3,800,000 COP (approximately $1,013), with approximately a 3% annual escalation of lease payments commencing September 1, 2022. The Company terminated the lease on April 1, 2023, resulting in a gain of $372 on the early extinguishment of the lease for the six months ended June 30, 2023.

ONE WORLD PRODUCTS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company leased another residential premise under a non-cancelable real property lease agreement that commenced on June 1, 2022 and expires on May 30, 2024, at a monthly lease term of 1,900,000 COP (approximately $507), with an 8% annual escalation of lease payments commencing June 1, 2023. The Company terminated the lease on April 1, 2023, resulting in a gain of $200 on the early extinguishment of the lease for the six months ended June 30, 2023.

The components of lease expense were as follows:

	For the Six Months Ended
	June 30,
	2023	2022
Operating lease cost:
Amortization of right-of-use assets	$34,391	$33,431
Interest on lease liabilities	11,379	26,463
Lease payments on short term leases	1,290	12,590
Total operating lease cost	$47,060	$72,484

Supplemental balance sheet information related to leases was as follows:

	June 30,	December 31,
	2023	2022
Operating lease:
Operating lease assets	$-	$425,969

Current portion of operating lease liabilities	$-	86,235
Noncurrent operating lease liabilities	-	341,680
Total operating lease liability	$-	$427,915

Weighted average remaining lease term:
Operating leases	None	4.25 years

Weighted average discount rate:
Operating lease	6.75%	6.75%

Supplemental cash flow and other information related to operating leases was as follows:

	For the Six Months Ended
	June 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$31,940	$38,725

Leased assets obtained in exchange for lease liabilities:
Total operating lease liabilities	$-	$1,535,706

Gain on early extinguishment of debt:	$4,397	$-

Note 13 – Convertible Note Payable, Related Party

Convertible note payable, related party consists of the following at June 30, 2023 and December 31, 2022, respectively:

	June 30,	December 31,
	2023	2022
On September 27, 2022, the Company completed the sale of a Convertible Promissory Note in the principal amount of $750,000 (the “Convertible McCabe Note”) to Dr. John McCabe, an affiliate investor. The unsecured note matures on September 16, 2024 (the “Maturity Date”), bears interest at a rate of 8% per annum, and the principal and interest is convertible into shares of the Company’s convertible Series B common stock at a conversion price of $15 per share.	$750,000	$750,000

Total convertible note payable, related party	750,000	750,000
Less: current maturities	-	-
Convertible note payable, related party, long-term portion	$750,000	$750,000

ONE WORLD PRODUCTS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company recorded interest expense pursuant to the stated interest rates on the convertible note, related party in the amount of $29,753 for both the six months ended June 30, 2023 and 2022.

Note 14 – Notes Payable, Related Parties

Notes payable, related party, consists of the following at June 30, 2023 and December 31, 2022, respectively:

	June 30,	December 31,
	2023	2022

On August 5, 2022, the Company received an advance of $50,000 from Dr. Kenneth Perego, II, M.D., our Vice Chairman of the Board pursuant to an unsecured promissory note due on demand that carries a 6% interest rate.	$50,000	$50,000

On August 2, 2022, the Company received an advance of $4,500 from Isiah Thomas, III, our Chairman of the Board and CEO, pursuant to an unsecured promissory note due on demand that carries a 6% interest rate.	4,500	4,500

On June 13, 2022, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., received an advance of $100,000 from Dr. John McCabe, an affiliate investor, pursuant to an unsecured promissory note, maturing on January 1, 2024, that carries an 8% interest rate.	100,000	100,000

On July 7, 2022, the Company received an advance of $5,000 from Dr. Kenneth Perego, II, M.D., our Vice Chairman of the Board pursuant to an unsecured promissory note due on demand that carries a 6% interest rate.	5,000	5,000

On June 3, 2022, the Company received an advance of $10,000 from Isiah Thomas, III, our Chairman of the Board and CEO, pursuant to an unsecured promissory note due on demand that carries a 6% interest rate.	10,000	10,000

On May 5, 2022, the Company received an advance of $10,000 from Isiah Thomas, III, our Chairman of the Board and CEO, pursuant to an unsecured promissory note due on demand that carries a 6% interest rate.	10,000	10,000

On May 5, 2022, the Company received an advance of $20,000 from Dr. Kenneth Perego, II, M.D., our Vice Chairman of the Board pursuant to an unsecured promissory note due on demand that carries a 6% interest rate.	20,000	20,000

On March 1, 2022, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., received an advance of $400,000 from Dr. John McCabe, an affiliate investor, pursuant to an unsecured promissory note, maturing on January 1, 2024, that carries an 8% interest rate.	400,000	400,000

On February 15, 2022, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., received an advance of $200,000 from Dr. John McCabe, an affiliate investor, pursuant to an unsecured promissory note, maturing on January 1, 2024, that carries an 8% interest rate.	200,000	200,000

On December 29, 2021, the Company received an advance of $200,000 from Dr. Kenneth Perego, II, M.D., our Vice Chairman of the Board pursuant to an unsecured promissory note due January 1, 2024 that carries an 8% interest rate.	200,000	200,000

Total notes payable, related party	999,500	999,500
Less: current maturities	999,500	99,500
Notes payable, related party, long-term portion	$-	$900,000

ONE WORLD PRODUCTS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company recorded interest expense pursuant to the stated interest rates on the notes payable, related parties, in the amount of $38,764 and $26,336 for the six months ended June 30, 2023 and 2022, respectively.

Note 15 – Notes Payable

	June 30,	December 31,
	2023	2022
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

Pursuant to the Purchase Agreement, the Company paid a commitment fee to AJB Capital in the amount of $100,000 (the “Commitment Fee”) in the form of 1,666,667 shares of the Company’s common stock (the “Commitment Fee Shares”). During the period commencing on the six-month anniversary of the closing date and ending on the five-year anniversary of the closing date, AJB Capital is entitled to be issued additional shares of common stock or receive a cash payment to the extent AJB Capital’s sale of the Commitment Fee Shares has resulted in net proceeds in an amount less than the Commitment Fee. The Commitment Fee Shares resulted in a debt discount of $42,175 that is being amortized over the life of the loan.

In connection with the issuance of the Third AJB Note and Commitment Fee Shares, the Company entered into a Registration Rights Agreement with AJB Capital in which the Company agreed to file a registration statement with the SEC within 180 days of June 23, 2023, registering the shares of common stock issuable under the Third AJB Note and Purchase Agreement.	$300,000	$-

On September 15, 2022, the Company, through its wholly-owned subsidiary, One World Pharma, SAS, received proceeds of 55,488,000 COP, or approximately $12,243, on a loan with a face value of 70,000,000 COP, or approximately $15,445, from an individual pursuant to an unsecured promissory note, bearing interest at 4% per month, or 48% per annum, due on demand. The debt discount of $3,202 was expensed as finance costs at the time of origination. The face value of the note has been adjusted by $1,256 due to foreign currency translation adjustments.	16,701	14,552

On June 17, 2022, the Company, through its wholly-owned subsidiary, One World Pharma, SAS, received proceeds of 230,400,000 COP, or approximately $55,821, on a loan with a face value of 240,000,000 COP, or approximately $58,147, from an individual pursuant to an unsecured promissory note, bearing interest at 4% per month, or 48% per annum, due on demand. The debt discount of $2,326 was expensed as finance costs at the time of origination. The face value of the note has been adjusted by $1,441 due to foreign currency translation adjustments.	57,262	49,894

On May 31, 2022, the Company, through its wholly-owned subsidiary, One World Pharma, SAS, received proceeds of 314,640,000 COP, or approximately $76,231, on a loan with a face value of 360,000,000 COP, or approximately $87,220, from an individual pursuant to promissory note, security by equipment, bearing interest at 2.1% per month, or 25% per annum, which matured on November 28, 2022 and is currently past due. The debt discount of $10,990 was expensed as finance costs at the time of origination. The face value of the note has been adjusted by $1,328 due to foreign currency translation adjustments.	85,892	74,841

On May 30, 2022, the Company, through its wholly-owned subsidiary, One World Pharma, SAS, received a non-interest bearing loan of 20,000,000 COP, or approximately $4,846, from an individual pursuant to an unsecured promissory note, due on demand. The face value of the note has been adjusted by $74 due to foreign currency translation adjustments.	4,772	4,158

On April 29, 2022, the Company, through its wholly-owned subsidiary, One World Pharma, SAS, received a non-interest bearing loan of 10,000,000 COP, or approximately $2,423, from an individual pursuant to an unsecured promissory note, due on demand. The face value of the note has been adjusted by $37 due to foreign currency translation adjustments.	2,386	2,079

Total notes payable	467,013	145,524
Less: unamortized debt discounts	77,640	-
Notes payable, net of discounts	389,373	145,524
Less: current maturities	389,373	145,524
Notes payable, long-term portion	$-	$-

ONE WORLD PRODUCTS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company recognized aggregate debt discounts on the notes payable to AJB Capital for the six months ended June 30, 2023, as follows:

June 30,
2023

Fair value of 1,666,667 commitment shares of common stock	$42,175
Original issue discounts	24,000
Legal and brokerage fees	13,500
Total debt discounts	79,675
Amortization of debt discounts	2,035
Unamortized debt discounts	$77,640

The aggregate debt discounts of $79,675, for the six months ended June 30, 2023, are being amortized over the life of the loan using the straight-line method, which approximates the effective interest method. The Company recorded finance expense in the amount of $2,035 and $-0- on the amortization of these discounts for the six months ended June 30, 2023 and 2022, respectively.

The convertible note limits the maximum number of shares that can be owned by the note holder as a result of the conversions to common stock to 4.99% of the Company’s issued and outstanding shares.

The Company recorded interest expense pursuant to the stated interest rates on the notes payable in the amount of $39,046 and $2,300 for the six months ended June 30, 2023 and 2022, respectively.

ONE WORLD PRODUCTS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company recognized interest expense for the six months ended June 30, 2023 and 2022, as follows:

	June 30,	June 30,
	2023	2022

Interest on convertible notes, related party	$29,753	$29,753
Interest on notes payable, related parties	38,764	26,336
Interest on notes payable	39,046	2,300
Amortization of debt discounts	958	35,333
Amortization of debt discounts, common stock	1,077	74,414
Amortization of debt discounts, warrants	-	177,537
Interest on accounts payable	-	11,249
Total interest expense	$109,598	$356,922

Note 16 – Convertible Preferred Stock

Preferred Stock

The Company has 10,000,000 authorized shares of $0.001 par value “blank check” preferred stock, of which 500,000 shares have been designated Series A Preferred Stock and 600,000 shares have been designated Series B Preferred Stock, as amended on August 2, 2022. The shares of Series A Preferred Stock and Series B Preferred Stock are each currently convertible into one hundred (100) shares of the Company’s common stock. The Series A Preferred Stock accrues dividends at the rate of 6% per annum, payable in cash as and when declared by the Board or upon a liquidation. The shares of Series B Preferred Stock are not entitled to dividends, other than the right to participate in dividends payable to holders of common stock on an as-converted basis. As of June 30, 2023, there were 99,733 and 272,168 shares of Series A Preferred Stock and Series B Preferred Stock, respectively, issued and outstanding. The Series A and B Preferred Stock are presented as mezzanine equity on the balance sheet due because they carry a stated value of $10 and $15 per share, respectively, and a deemed liquidation clause, which entitles the holders thereof to receive proceeds thereof in an amount equal to the stated value per share, plus any accrued and unpaid dividends, before any payment may be made to holders of common stock. Each share of Preferred Stock carries a number of votes equal to the number of shares of common stock into which such Preferred Stock may then be converted. The Preferred Stock generally will vote together with the common stock and not as a separate class.

The Series A and B Preferred Stock have been classified outside of permanent equity and liabilities. the Series A Preferred Stock embodies conditional obligations that the Company may settle by issuing a variable number of equity shares, and in both the Series A and B Preferred Stock, monetary value of the obligation is based on a fixed monetary amount known at inception.

Series A Preferred Stock Sales

On various dates between January 4, 2023 and April 3, 2023, the Company received total proceeds from four accredited investors of $250,000 from the sale of 25,000 units, consisting in the aggregate of 25,000 shares of series A preferred stock and five-year warrants to purchase an aggregate 2,500,000 shares of common stock at an exercise price of $0.25 per share. The proceeds received were allocated between the Series A Preferred Stock and warrants on a relative fair value basis.

Series A Preferred Stock Issued for Services, Consultants

On January 1, 2023, the Company issued 4,500 shares of series A preferred stock in consideration of consulting services. The fair value of the shares was $45,000, based on recent sales prices of the Company’s series A preferred stock on the date of grant.

Preferred Stock Dividends

The Series A Preferred Stock accrues dividends at the rate of 6% per annum, payable in cash as and when declared by the Board or upon a liquidation. The Company recognized $28,725 and $19,105 for the six months ended June 30, 2023 and 2022, respectively. A total of $166,568 of dividends had accrued as of June 30, 2023.

Series B Preferred Stock Issuances

No shares of Series B Preferred Stock were issued during the six months ending June 30, 2023.

ONE WORLD PRODUCTS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 17 – Commitments and Contingencies

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

Note 18 – Changes in Stockholders’ Equity

Common Stock

The Company is authorized to issue an aggregate of 300,000,000 shares of common stock with a par value of $0.001. As of June 30, 2023, there were 73,369,574 shares of common stock issued and outstanding.

Common Stock Sales

On February 14, 2023, the Company sold 3,000,000 shares of common stock at a price of $0.10 per share for total cash proceeds of $300,000.

Common Stock Issued as a Commitment Fee

On June 23, 2023, the Company paid a commitment fee to AJB Capital in the form of 1,666,667 shares of common stock in connection with the issuance of the Third AJB Note (defined above). The aggregate fair value of the common stock was $42,175, based on the closing price of the Company’s common stock on the date of grant. The shares are being amortized as a debt discount over the life of the loan.

Common Stock Issued for Services, Related Party

On June 15, 2023, the Company issued 1,500,000 shares of common stock to the Company’s President, Joerg Sommer, for services provided. The aggregate fair value of the common stock was $89,850, based on the closing price of the Company’s common stock on the date of grant. The shares were expensed upon issuance.

Amortization of Stock-Based Compensation

A total of $73,338 and $82,260 of stock-based compensation expense was recognized from the amortization of options to purchase common stock over their vesting period during the six months ended June 30, 2023 and 2022, respectively.

ONE WORLD PRODUCTS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 19 – Common Stock Options

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

The Company recognized a total of $73,338, and $82,260 of compensation expense during the six months ended June 30, 2023 and 2022, respectively, related to common stock options issued in the prior year to officers, directors, and employees that are being amortized over the implied service term, or vesting period, of the options. The remaining unamortized balance of these options is $58,689 as of June 30, 2023.

Note 20 – Warrants

Outstanding Warrants

Warrants to purchase an aggregate total of 14,011,650 shares of common stock at a weighted average strike price of $0.29, exercisable over a weighted average life of 2.4 years were outstanding as of June 30, 2023.

Warrants Granted

On April 3, 2023, the Company received proceeds of $100,000 from the sale of 10,000 units, consisting of 10,000 shares of Series A Preferred Stock and five-year warrants to purchase 1,000,000 shares of common stock at an exercise price of $0.25 per share from an accredited investor. The proceeds received were allocated between the Series A Preferred Stock and warrants on a relative fair value basis. The aggregate estimated value of the warrants using the Black-Scholes Pricing Model, based on a weighted average volatility rate of 146% and a weighted average call option value of $0.0635, was $63,508.

On January 27, 2023, the Company received proceeds of $100,000 from the sale of 10,000 units, consisting of 10,000 shares of Series A Preferred Stock and five-year warrants to purchase 1,000,000 shares of common stock at an exercise price of $0.25 per share from an accredited investor. The proceeds received were allocated between the Series A Preferred Stock and warrants on a relative fair value basis. The aggregate estimated value of the warrants using the Black-Scholes Pricing Model, based on a weighted average volatility rate of 148% and a weighted average call option value of $0.0672, was $67,180.

On January 9, 2023, the Company received proceeds of $25,000 from the sale of 2,500 units, consisting of 2,500 shares of Series A Preferred Stock and five-year warrants to purchase 250,000 shares of common stock at an exercise price of $0.25 per share from an accredited investor. The proceeds received were allocated between the Series A Preferred Stock and warrants on a relative fair value basis. The aggregate estimated value of the warrants using the Black-Scholes Pricing Model, based on a weighted average volatility rate of 152% and a weighted average call option value of $0.0550, was $13,757.

On January 4, 2023, the Company received proceeds of $25,000 from the sale of 2,500 units, consisting of 2,500 shares of Series A Preferred Stock and five-year warrants to purchase 250,000 shares of common stock at an exercise price of $0.25 per share from an accredited investor. The proceeds received were allocated between the Series A Preferred Stock and warrants on a relative fair value basis. The aggregate estimated value of the warrants using the Black-Scholes Pricing Model, based on a weighted average volatility rate of 156% and a weighted average call option value of $0.0559, was $13,970.

Note 21 – Income Taxes

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

ONE WORLD PRODUCTS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

For the six months ended June 30, 2023, and the year ended December 31, 2022, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At June 30, 2023, the Company had approximately $9,682,000 of federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2025.

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at June 30, 2023 and December 31, 2022, respectively.

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

Note 22 – Subsequent Events

The Company evaluates events that have occurred after the balance sheet date through the date these financial statements were issued.

Related Party Debt Financing

On August 14, 2023, the Company received an advance of $6,000 from Dr. Kenneth Perego, II, M.D., our Vice Chairman of the Board pursuant to an unsecured promissory note due on demand that carries a 6% interest rate.

Debt Financing

On August 18, 2023, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., issued a Secured Promissory Note in the amount of $35,000 to LDL8 Consulting, LLC, for a deposit on the purchase of equipment from another vendor. The Secured Promissory Note is secured by all of the Company’s assets, carries a 10% interest rate and is due on August 18, 2024. In the event of default, the interest rate increases to 25% until repayment.

Series B Preferred Stock Conversion

On July 7, 2023, a shareholder converted 13,667 shares of Series B Preferred Stock into 1,366,700 shares of common stock.

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

Overview

Through our wholly-owned subsidiary, One World Pharma S.A.S, we are a licensed cannabis cultivation, production and distribution (export) company located in Popayán, Colombia (nearest major city is Cali). We plan to be a producer of raw cannabis and hemp plant ingredients for both medical and industrial uses across the globe. We have received licenses from the Colombian government to cultivate, produce and distribute the raw ingredients of the cannabis and hemp plant for medicinal, scientific and industrial purposes. Specifically, we are one of the only companies in Colombia to receive seed, cultivation, extraction and export licenses from the Colombian government. Currently, we own approximately 30 acres and have a covered greenhouse built specifically to cultivate high-grade cannabis and hemp. In addition, we have entered into agreements with local farming co-operatives that include small farmers and indigenous tribe members, under which they will cultivate cannabis on up to approximately 140 acres of land using our seeds and propagation techniques, and sell their harvested products to us on an exclusive basis. We planted our first crop of cannabis in 2018, which we began harvesting in the first quarter of 2019 for the purpose of further research and development activities and quality control testing of the cannabis we have produced.

We have been generating revenue from the sale of our seeds since the second quarter of 2020. Between August 2021 and March 2022, we made payments of approximately $1,400,000 for the purchase of a state of the art distillation machine that cleared customs and was placed in service within our vertically integrated extraction facility during the second quarter of 2023. The installation of this equipment makes us one of the only companies in Colombia to both, hold licenses and possess the capability to extract high-quality CBD and THC oils.

We recently added to our product pipeline premium coffee certified by the Colombian National Coffee Federation infused with CBD, teas infused with CBD and a series of wellness products, including sports CBD energy drinks for optimum performance, CBD facial and body creams for anti-inflammatory and anti-aging use. We expect to start exporting products in 2023, or the beginning of 2024, including CBD flower and distillate oil, while developing white label commercial agreements with partners in Europe, USA, and Latin America.

Results of Operations for the Three Months Ended June 30, 2023 and 2022:

The following table summarizes selected items from the statement of operations for the three months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Increase /
	2023	2022	(Decrease)
Revenues	$75	$32,864	$(32,789)
Cost of goods sold	132	20,840	(20,708)
Gross profit (loss)	(57)	12,024	(12,081)

Operating expenses:
General and administrative	417,834	387,807	30,027
Professional fees	73,664	113,805	(40,141)
Depreciation expense	8,447	12,172	(3,725)
Total operating expenses:	499,945	513,784	(13,839)

Operating loss	(500,002)	(501,760)	(1,758)

Total other expense	(47,128)	(189,730)	(142,602)

Net loss	$(547,130)	$(691,490)	$(144,360)

Revenues

Revenues during the three months ended June 30, 2023 were $75, compared to $32,864 during the three months ended June 30, 2022, a decrease of $32,789, or 100%. Revenues decreased as we transitioned to new management at our operating facility.

Cost of Goods Sold

Cost of goods sold for the three months ended June 30, 2023 were $132, compared to $20,840 for the three months ended June 30, 2022, a decrease of $20,708, or 99%. Cost of goods sold consists primarily of labor, agricultural raw materials, depreciation and overhead. Costs of goods sold decreased as we transitioned to new management at our operating facility.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2023 were $417,834, compared to $387,807 during the three months ended June 30, 2022, an increase of $30,027, or 8%. The expenses for the current period consisted primarily of compensation expenses, office rent, and travel costs. General and administrative expenses increased primarily due to the issuance of 1.5 million shares to the Company’s newly appointed President with a fair value of $89,850, based on the closing price of the Company’s common stock on the date of grant, as partially offset by decreased salaries and wages and lease expenses in Colombia over the prior year, as we transitioned to new management. General and administrative expenses included non-cash, stock-based compensation of $119,197 and $29,347 during the three months ended June 30, 2023 and 2022, respectively.

Professional Fees

Professional fees for the three months ended June 30, 2023 were $73,664, compared to $113,805 during the three months ended June 30, 2022, a decrease of $40,141, or 35%. Professional fees included non-cash, stock-based compensation of $5,861 and $11,799 during the three months ended June 30, 2023 and 2022, respectively. Professional fees decreased primarily due to decreased legal fees during the current period.

Depreciation Expense

Depreciation expense for the three months ended June 30, 2023 was $8,447, compared to $12,172 during the three months ended June 30, 2022, a decrease of $3,725, or 31%. Depreciation expense decreased due to the prior year disposal of office equipment.

Other Income (Expense)

Other expenses, on a net basis, for the three months ended June 30, 2023 were $47,128, compared to other expenses, on a net basis, of $189,730 during the three months ended June 30, 2022, a decrease in net expenses of $142,602, or 75%. Other expenses consisted of $51,528 of interest expense, including $1,077 of stock-based finance costs on the amortization of debt discounts, as partially offset by a gain on early extinguishment of debt of $4,397 on the termination of long term leases and $3 of interest income, for the three months ended June 30, 2023, compared to $190,730 of interest expense, including $126,671 of stock-based finance costs on the amortization of debt discounts, as partially offset by $1,000 of sublet income on our former office space, during the three months ended June 30, 2022.

Net Loss

Net loss for the three months ended June 30, 2023 was $547,130, or $0.01 per share, compared to $691,490, or $0.01 per share, during the three months ended June 30, 2022, a decrease of $144,360, or 21%. The net loss decreased primarily due to decreased compensation and office expenses during the current period as we transitioned to new management over our Colombian subsidiary.

Results of Operations for the Six Months Ended June 30, 2023 and 2022:

The following table summarizes selected items from the statement of operations for the six months ended June 30, 2023 and 2022.

	Six Months Ended June 30,		Increase /
	2023	2022	(Decrease)
Revenues	$2,176	$43,011	$(40,835)
Cost of goods sold	1,099	30,796	(29,697)
Gross profit	1,077	12,215	(11,138)

Operating expenses:
General and administrative	765,131	769,190	(4,059)
Professional fees	177,512	284,855	(107,343)
Depreciation expense	16,304	24,657	(8,353)
Total operating expenses:	958,947	1,078,702	(119,755)

Operating loss	(957,870)	(1,066,487)	(108,617)

Total other expense	(105,198)	(234,509)	(129,311)

Net loss	$(1,063,068)	$(1,300,996)	$(237,928)

Revenues

Revenues during the six months ended June 30, 2023 were $2,176, compared to $43,011 during the six months ended June 30, 2022, a decrease of $40,835, or 95%. Revenues decreased as we transitioned to new management at our operating facility.

Cost of Goods Sold

Cost of goods sold for the six months ended June 30, 2023 were $1,099, compared to $30,796 for the six months ended June 30, 2022, a decrease of $29,697, or 96%. Cost of goods sold consists primarily of labor, agricultural raw materials, depreciation and overhead. Costs of goods sold decreased as we transitioned to new management at our operating facility.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2023 were $765,131, compared to $769,190 during the six months ended June 30, 2022, a decrease of $4,059, or 1%. The expenses for the current period consisted primarily of compensation expenses, office rent, and travel costs. General and administrative expenses decreased primarily due to decreased salaries and wages and lease expenses in Colombia over the prior year, as we transitioned to new management. General and administrative expenses included non-cash, stock-based compensation of $148,544 and $58,694 during the six months ended June 30, 2023 and 2022, respectively.

Professional Fees

Professional fees for the six months ended June 30, 2023 were $177,512, compared to $284,855 during the six months ended June 30, 2022, a decrease of $107,343, or 38%. Professional fees included non-cash, stock-based compensation of $59,644 and $23,566 during the six months ended June 30, 2023 and 2022, respectively. Professional fees decreased primarily due to decreased legal fees during the current period.

Depreciation Expense

Depreciation expense for the six months ended June 30, 2023 was $16,304, compared to $24,657 during the six months ended June 30, 2022, a decrease of $8,353, or 34%. Depreciation expense decreased due to the prior year disposal of office equipment.

Other Income (Expense)

Other expenses, on a net basis, for the six months ended June 30, 2023 were $105,198, compared to other expenses, on a net basis, of $234,509 during the six months ended June 30, 2022, a decrease in net expenses of $129,311, or 55%. Other expenses consisted of $109,598 of interest expense, including $1,077 of stock-based finance costs on the amortization of debt discounts, as partially offset by a gain on early extinguishment of debt of $4,397 on the termination of long term leases and $3 of interest income, for the six months ended June 30, 2023, compared to $356,922 of interest expense, including $251,951 of stock-based finance costs on the amortization of debt discounts, as partially offset by $1,000 sublet income on our office space, a gain on early extinguishment of debt of $121,372 on the forgiveness of a PPP Loan and $41 of interest income, during the six months ended June 30, 2022.

Net Loss

Net loss for the six months ended June 30, 2023 was $1,063,068, or $0.01 per share, compared to $1,300,996, or $0.02 per share, during the six months ended June 30, 2022, a decrease of $237,928, or 18%. The net loss decreased primarily due to decreased interest expense on our debt financing.

Liquidity and Capital Resources

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, financing activities and effect of exchange rate changes on cash for the six months ended June 30, 2023 and 2022:

	2023	2022
Operating Activities	$(842,925)	$(905,472)
Investing Activities	(5,046)	(43,201)
Financing Activities	812,500	879,320
Effect of Exchange Rate Changes on Cash	199,690	4,472
Net Increase (Decrease) in Cash	$164,219	$(64,881)

Net Cash Used in Operating Activities

During the six months ended June 30, 2023, net cash used in operating activities was $842,925, compared to net cash used in operating activities of $905,472 for the six months ended June 30, 2022. The cash used in operating activities was primarily attributable to our net loss.

Net Cash Used in Investing Activities

During the six months ended June 30, 2023, net cash used in investing activities was $5,046, compared to net cash used in investing activities of $43,201 for the six months ended June 30, 2022. The cash used in investing activities consisted entirely of purchases of fixed assets.

Net Cash Provided by Financing Activities

During the six months ended June 30, 2023, net cash provided by financing activities was $812,500, compared to net cash provided by financing activities of $879,320 for the six months ended June 30, 2022. The current period consisted of $250,000 of proceeds received on the sale of preferred stock, $300,000 from the sale of common stock and $262,500 of proceeds received on debt financing, compared to $879,320 of proceeds received on debt financing during the six months ended June 30, 2022.

Ability to Continue as a Going Concern

As of June 30, 2023, our balance of cash on hand was $175,235, and we had negative working capital of $3,048,278 and an accumulated deficit of $24,039,433. We are too early in our development stage to project future revenue levels, and may not be able to generate sufficient funds to sustain our operations for the next twelve months. Accordingly, we may need to raise additional cash to fund our operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. The Company’s sales to date have primarily consisted of the sale of seeds. These sales include multi-element arrangements whereby the Company collects 50% of the sale upon delivery of the sales, and the remaining 50% upon the completion of the harvest, whether the seeds result in a successful crop, or not. In addition, the Company has a right of first refusal to purchase products resulting from the harvest. At June 30, 2023, the Company had $11,166 of deferred revenues and $6,539 of deferred cost of goods sold, as included in other current assets on the balance sheet, that are expected to be recognized upon the customers’ completion of their future harvests.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following issuances of equity securities by the Company during the three month period ended June 30, 2023 were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder:

Unit Stock Sales

On April 3, 2023, the Company received proceeds of $100,000 from the sale of 10,000 units, consisting of 10,000 shares of series A preferred stock and five-year warrants to purchase 1,000,000 shares of common stock at an exercise price of $0.25 per share from an accredited investor.

Common Stock Issued as a Commitment Fee

On June 23, 2023, the Company paid a commitment fee to AJB Capital in the form of 1,666,667 shares of common stock, restricted in accordance with Rule 144, in connection with the issuance of the Third AJB Note (defined above). The aggregate fair value of the common stock was $42,175, based on the closing price of the Company’s common stock on the date of grant.

Common Stock Issued for Services

On June 15, 2023, the Company issued 1,500,000 shares of common stock, restricted in accordance with Rule 144, to the Company’s President, Joerg Sommer, for services provided. The aggregate fair value of the common stock was $89,850, based on the closing price of the Company’s common stock on the date of grant.

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

All of these transactions described above were exempt from registration in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving a public offering. We did not pay any underwriting discounts or commissions in any of these transactions. The recipients of securities in each of these transactions represented their intention to acquire these securities for investment only and not with a view to offer or sell, in connection with any distribution of the securities, and appropriate legends were affixed to the share certificates and instruments issued in such transactions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. Exhibits

Exhibit	Description
2.1	Agreement and Plan of Merger dated February 21, 2019, among the Company, OWP Merger Subsidiary Inc. and OWP Ventures, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2019)
3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 24, 2014)
3.2	Certificate of Amendment to Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 8, 2019)
3.3	Certificate of Amendment to Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2020)
3.4	Certificate of Designation of Series A Preferred Stock of the Company dated June 1, 2020 (incorporated by reference to Exhibit 3.4 of the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 26, 2020)
3.5	Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 24, 2014)
3.6	Certificate of Designation of Series B Preferred Stock of the Company dated February 2, 2021 (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 8, 2021)
4.1	Promissory Note of the Company in the Principal Amount of $300,000 issued to AJB Capital Investments LLC, dated June 23, 2023 (incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 5, 2023)
10.1	2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2020)
10.2	Form of Stock Option Grant Notice for grants under the 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2020)
10.3	Form of Option Agreement for grants under the 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2020)
10.4	Letter Agreement between the Company and Isiah L. Thomas, III, dated June 3, 2020 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 9, 2020)
10.5	Securities Purchase Agreement, dated as of June 23, 2023, between the Company and AJB Capital Investments LLC (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 5, 2023)
10.6	Securities Purchase Agreement, dated as of February 7, 2021, between the Company and ISIAH International LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 8, 2021)
10.7	Registration Rights Agreement, dated June 23, 2023, between the Company and AJB Capital Investments LLC (incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 5, 2023)
10.8	Commercial Lease Agreement dated November 26, 2021, between R&B Inversiones S.A.S. and One World Pharma S.A.S. (incorporated by reference to Exhibit 10.10 of the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 16, 2022)
10.9	Purchase Agreement, dated September 1, 2022, between the Company and Tysadco Partners, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 7, 2022)
10.10	Securities Purchase Agreement, dated September 1, 2022, between the Company and Tysadco Partners, LLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 7, 2022)
10.11	Registration Rights Agreement, dated September 1, 2022, between the Company and Tysadco Partners, LLC (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 7, 2022)
10.12	Convertible Promissory Note Purchase Agreement, dated September 16, 2022, between the Company and Dr. John McCabe (incorporated by reference to Exhibit 10.15 of the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission by One World Products, Inc. on November 14, 2022)
10.13	Convertible Note, dated September 16, 2022, between One World Products, Inc. and Dr. John McCabe (incorporated by reference to Exhibit 10.16 of the Form 10-Q filed with the Securities and Exchange Commission by on November 14, 2022)
10.14	Offer Letter dated April 25, 2003 by and between the Company and Jeorg Sommer (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2023)
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
32.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Schema Document
101.CAL*	Inline XBRL Calculation Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document
101.LAB*	Inline XBRL Labels Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 28, 2023

One World Products, Inc.

/s/ Isiah L. Thomas III
Isiah L. Thomas III
Chief Executive Officer
(Principal Executive Officer)

/s/ Timothy Woods
Timothy Woods
Chief Financial Officer
(Principal Financial Officer)

