Form 10-Q
period 2023-09-30
One World Products, Inc.
filed 2023-11-15
CIK 1622244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

The number of shares of registrant’s common stock outstanding as of November 14, 2023 was 78,308,357.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ONE WORLD PRODUCTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(Unaudited)
Assets

Current assets:
Cash	$10,152	$11,016
Accounts receivable	12,488	12,355
Inventory	312,736	54,153
Other current assets	25,724	45,943
Total current assets	361,100	123,467

Other assets	213,593	179,927
Right-of-use assets	-	425,969
Security deposits	85,000	1,449,808
Fixed assets, net	2,367,417	988,536

Total Assets	$3,027,110	$3,167,707

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$815,841	$798,067
Accrued expenses	1,238,479	948,458
Deferred revenues	11,545	11,808
Dividends payable	181,651	137,843
Current portion of lease liabilities	-	86,235
Convertible note payable, related party, current maturities	750,000	-
Notes payable, related parties, current maturities	1,061,500	99,500
Notes payable, net of $53,442 of debt discounts at September 30, 2023	454,237	145,524
Total current liabilities	4,513,253	2,227,435

Long-term lease liability	-	341,680
Convertible note payable, related party	-	750,000
Notes payable, related parties, long-term portion	-	900,000

Total Liabilities	4,513,253	4,219,115

Series A convertible preferred stock, $0.001 par value, 500,000 shares authorized; 99,733 and
70,233 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	997,330	702,330
Series B convertible preferred stock, $0.001 par value, 300,000 shares authorized; 248,501 and
272,168 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	3,727,515	4,082,520

Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value, 9,200,000 shares authorized; no shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized; 76,736,274 and 67,202,907 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	76,736	67,203
Additional paid-in capital	18,062,344	17,123,603
Subscriptions payable	45,000	-
Accumulated other comprehensive income (loss)	94,671	(50,699)
Accumulated (deficit)	(24,489,739)	(22,976,365)
Total Stockholders’ Equity (Deficit)	(6,210,988)	(5,836,258)

Total Liabilities and Stockholders’ Equity (Deficit)	$3,027,110	$3,167,707

See accompanying notes to financial statements.

ONE WORLD PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Revenues	$5,906	$33,373	$8,082	$76,384
Cost of goods sold	767	23,969	1,866	54,765
Gross profit (loss)	5,139	9,404	6,216	21,619

Operating expenses:
General and administrative	142,464	378,910	907,595	1,148,100
Professional fees	236,139	95,946	413,651	380,801
Depreciation expense	9,274	9,883	25,578	34,540
Total operating expenses	387,877	484,739	1,346,824	1,563,441

Operating loss	(382,738)	(475,335)	(1,340,608)	(1,541,822)

Other income (expense):
Sublease income	-	-	-	1,000
Loss on sale of fixed assets	-	(9,041)	-	(9,041)
Gain on early extinguishment of lease	-	20,148	4,397	20,148
Gain on early extinguishment of debt	-	-	-	121,372
Interest income	3	-	6	41
Interest expense	(67,571)	(529,915)	(177,169)	(886,837)
Total other expense	(67,568)	(518,808)	(172,766)	(753,317)

Net loss	$(450,306)	$(994,143)	$(1,513,374)	$(2,295,139)

Other comprehensive loss:
Gain (loss) on foreign currency translation	$(32,831)	$2,334	$145,370	$6,806

Net other comprehensive loss	$(483,137)	$(991,809)	$(1,368,004)	$(2,288,333)
Series A convertible preferred stock declared ($0.60 per share)	(15,083)	(9,866)	(43,808)	(28,971)
Net loss attributable to common shareholders	$(498,220)	$(1,001,675)	$(1,411,812)	$(2,317,304)

Weighted average number of common shares
outstanding - basic and diluted	74,958,373	66,080,317	71,436,129	65,850,852

Net loss per share - basic and diluted	$(0.01)	$(0.02)	$(0.02)	$(0.04)

Dividends declared per share of common stock	$0.00	$0.00	$0.00	$0.00

See accompanying notes to financial statements.

ONE WORLD PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	For the Three Months Ended September 30, 2023
									Accumulated
	Series A Convertible		Series B Convertible				Additional		Other		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Subscriptions	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Income (Loss)	Deficit	Equity (Deficit)
Balance, June 30, 2023	99,733	$997,330	272,168	$4,082,520	73,369,574	$73,370	$17,594,074	$-	$127,502	$(24,039,433)	$(6,244,487)
Series A preferred stock to be issued for services	-	-	-	-	-	-	-	45,000	-	-	45,000
Series B preferred stock conversions	-	-	(23,667)	(355,005)	2,366,700	2,366	352,639	-	-	-	355,005
Common stock issued for services	-	-	-	-	1,000,000	1,000	83,000	-	-	-	84,000
Amortization of common stock options issued for services	-	-	-	-	-	-	47,714	-	-	-	47,714
Series A convertible preferred stock dividend declared ($0.60 per share)	-	-	-	-	-	-	(15,083)	-	-	-	(15,083)
Loss on foreign currency translation	-	-	-	-	-	-	-	-	(32,831)	-	(32,831)
Net loss	-	-	-	-	-	-	-	-	-	(450,306)	(450,306)
Balance, September 30, 2023	99,733	$997,330	248,501	$3,727,515	76,736,274	$76,736	$18,062,344	$45,000	$94,671	$(24,489,739)	$(6,210,988)

	For the Three Months Ended September 30, 2022
									Accumulated
	Series A Convertible		Series B Convertible				Additional		Other		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Subscriptions	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Income (Loss)	Deficit	Equity (Deficit)
Balance, June 30, 2022	65,233	$652,330	238,501	$3,577,515	65,861,631	$65,862	$16,928,274	$-	$(59,875)	$(21,217,884)	$(4,283,623)
Series B Convertible Preferred Stock sold for cash	-	-	10,000	150,000	-	-	-	-	-	-	-
Series B Convertible Preferred Stock issued as a commitment fee on ELOC	-	-	13,667	205,005	-	-	-	-	-	-	-
Common stock issued for services	-	-	-	-	1,341,276	1,341	132,787	-	-	-	134,128
Amortization of common stock options issued for services	-	-	-	-	-	-	41,180	-	-	-	41,180
Series A convertible preferred stock dividend declared ($0.60 per share)	-	-	-	-	-	-	(9,866)	-	-	-	(9,866)
Gain on foreign currency translation	-	-	-	-	-	-	-	-	2,334	-	2,334
Net loss	-	-	-	-	-	-	-	-	-	(994,143)	(994,143)
Balance, September 30, 2022	65,233	$652,330	262,168	$3,932,520	67,202,907	$67,203	$17,092,375	$-	$(57,541)	$(22,212,027)	$(5,109,990)

	For the Nine Months Ended September 30, 2023
									Accumulated
	Series A Convertible		Series B Convertible				Additional		Other		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Subscriptions	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Income (Loss)	Deficit	Equity (Deficit)
Balance, December 31, 2022	70,233	$702,330	272,168	$4,082,520	67,202,907	$67,203	$17,123,603	$-	$(50,699)	$(22,976,365)	$(5,836,258)
Series A Convertible Preferred Stock sold for cash	25,000	250,000	-	-	-	-	-	-	-	-	-
Series A Convertible Preferred Stock issued for services	4,500	45,000	-	-	-	-	-	45,000	-	-	45,000
Series B preferred stock conversions	-	-	(23,667)	(355,005)	2,366,700	2,366	352,639	-	-	-	355,005
Common stock issued for services	-	-	-	-	2,500,000	2,500	171,350	-	-	-	173,850
Commitment shares issued pursuant to promissory note	-	-	-	-	1,666,667	1,667	40,508	-	-	-	42,175
Common stock sold for cash	-	-	-	-	3,000,000	3,000	297,000	-	-	-	300,000
Amortization of common stock options issued for services	-	-	-	-	-	-	121,052	-	-	-	121,052
Series A convertible preferred stock dividend declared ($0.60 per share)	-	-	-	-	-	-	(43,808)	-	-	-	(43,808)
Loss on foreign currency translation	-	-	-	-	-	-	-	-	145,370	-	145,370
Net loss	-	-	-	-	-	-	-	-	-	(1,513,374)	(1,513,374)
Balance, September 30, 2023	99,733	$997,330	248,501	$3,727,515	76,736,274	$76,736	$18,062,344	$45,000	$94,671	$(24,489,739)	$(6,210,988)

	For the Nine Months Ended September 30, 2022
									Accumulated
	Series A Convertible		Series B Convertible				Additional		Other		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Subscriptions	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Income (Loss)	Deficit	Equity (Deficit)
Balance, December 31, 2021	65,233	$652,330	238,501	$3,577,515	65,599,565	$65,600	$16,843,656	$21,725	$(64,347)	$(19,916,888)	$(3,050,254)
Series B Convertible Preferred Stock sold for cash	-	-	10,000	150,000	-	-	-	-	-	-	-
Series B Convertible Preferred Stock issued as a commitment fee on ELOC	-	-	13,667	205,005	-	-	-	-	-	-	-
Common stock issued for services	-	-	-	-	1,603,342	1,603	154,250	(21,725)	-	-	134,128
Amortization of common stock options issued for services	-	-	-	-	-	-	123,440	-	-	-	123,440
Series A convertible preferred stock dividend declared ($0.60 per share)	-	-	-	-	-	-	(28,971)	-	-	-	(28,971)
Gain on foreign currency translation	-	-	-	-	-	-	-	-	6,806	-	6,806
Net loss	-	-	-	-	-	-	-	-	-	(2,295,139)	(2,295,139)
Balance, September 30, 2022	65,233	$652,330	262,168	$3,932,520	67,202,907	$67,203	$17,092,375	$-	$(57,541)	$(22,212,027)	$(5,109,990)

See accompanying notes to financial statements.

ONE WORLD PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(1,513,374)	$(2,295,139)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	25,578	34,540
Loss on disposal of fixed assets	-	9,041
Gain on early extinguishment of lease	(4,397)	(20,148)
Gain on early extinguishment of debt	-	(121,372)
Amortization of debt discounts	26,233	412,673
Series A preferred stock issued for services	90,000	-
Common stock issued for services	173,850	339,133
Stock options issued for services	121,052	123,440
Decrease (increase) in assets:
Accounts receivable	(133)	(11,216)
Inventory	(258,583)	(120,625)
Other current assets	20,219	109,578
Other assets	(33,666)	(33,327)
Right-of-use assets	34,391	84,667
Security deposits	-	(194,020)
Increase (decrease) in liabilities:
Accounts payable	17,774	259,049
Accrued expenses	290,021	357,650
Deferred revenues	(263)	5,176
Lease liability	(31,940)	(64,067)
Net cash used in operating activities	(1,043,238)	(1,124,967)

Cash flows from investing activities
Proceeds received on sale of fixed assets	-	6,350
Purchase of fixed assets	(5,046)	(43,201)
Net cash used in investing activities	(5,046)	(36,851)

Cash flows from financing activities
Proceeds received on convertible note payable	-	750,000
Repayment of convertible note payable	-	(750,000)
Proceeds from notes payable, related parties	62,000	99,500
Proceeds from notes payable	262,500	868,081
Proceeds from sale of preferred and common stock	550,000	150,000
Net cash provided by financing activities	874,500	1,117,581

Effect of exchange rate changes on cash	172,920	(6,820)

Net increase (decrease) in cash	(864)	(51,057)
Cash - beginning	11,016	119,678
Cash - ending	$10,152	$68,621

Supplemental disclosures:
Interest paid	$40,693	$79,269
Income taxes paid	$-	$-

Non-cash investing and financing transactions:
Dividends payable	$43,808	$28,971
Initial recognition of right-of-use assets and lease liabilities	$-	$1,535,706
Deposit on equipment settled with note payable	$35,000	$-
Value of debt discounts attributable to commitment shares	$42,175	$-

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

OWP Ventures is a holding company formed in Delaware on March 27, 2018 to enter and support the cannabis industry, and on May 30, 2018, it acquired OWP Colombia. OWP Colombia is a licensed cannabis cultivation, production and distribution (export) company located in Popayán, Colombia (nearest major city is Cali). We plan to be a producer of raw cannabis and hemp plant ingredients for both medical and industrial uses across the globe. We have received licenses to cultivate, produce and distribute the raw ingredients of the cannabis and hemp plant for medicinal, scientific and industrial purposes. Specifically, we are one of the few companies in Colombia to receive all four licenses, including seed use, cultivation of non-psychoactive cannabis, cultivation of psychoactive cannabis, and manufacturing allowing for extraction and export. Currently, we own approximately 30 acres and have a covered greenhouse built specifically to cultivate high-grade cannabis and hemp. In addition, we have entered into agreements with local farming cooperatives that include small farmers and indigenous tribe members, under which they will cultivate cannabis on up to approximately 140 acres of land using our seeds and propagation techniques, and sell their harvested products to us on an exclusive basis. We began harvesting cannabis in the first quarter of 2019 for the purpose of further research and development activities, quality control testing and extraction. We have been generating revenue from the sale of our seeds since the second quarter of 2020. During the first quarter of 2022, we made payments of approximately $1,400,000 for a state-of-the-art distillation machine that was placed in service during the second quarter of 2023 within our vertically integrated extraction facility.

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

ONE WORLD PRODUCTS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the following entities, all of which were under common control and ownership at September 30, 2023:

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

Foreign Currency Translation

The functional currency of the Company is Colombian Peso (COP). The Company has maintained its financial statements using the functional currency, and translated those financial statements to the US Dollar (USD) throughout this report. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income (loss) for the respective periods.

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

Cash in Excess of FDIC Insured Limits

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000, under current regulations. The Company did not have any cash in excess of FDIC insured limits at September 30, 2023, and has not experienced any losses in such accounts.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. The Company’s sales to date have primarily consisted of the sale of seeds. These sales include multi-element arrangements whereby the Company collects 50% of the sale upon delivery of the sales, and the remaining 50% upon the completion of the harvest, whether the seeds result in a successful crop, or not. In addition, the Company has a right of first refusal to purchase products resulting from the harvest. At September 30, 2023, the Company had $11,545 of deferred revenues and $6,760 of deferred cost of goods sold, as included in other current assets on the balance sheet, that are expected to be recognized upon the customers’ completion of their future harvests.

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

No other new accounting pronouncements, issued or effective during the period ended September 30, 2023, have had or are expected to have a significant impact on the Company’s financial statements.

Note 2 –Going Concern

As shown in the accompanying condensed consolidated financial statements as of September 30, 2023, our balance of cash on hand was $10,152, and we had negative working capital of $4,152,153 and an accumulated deficit of $24,489,739. We are too early in our development stage to project future revenue levels, and may not be able to generate sufficient funds to sustain our operations for the next twelve months. Accordingly, we may need to raise additional cash to fund our operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheet as of September 30, 2023 and December 31, 2022, respectively:

	Fair Value Measurements at September 30, 2023
	Level 1	Level 2	Level 3
Assets
Cash	$10,152	$-	$-
Total assets	10,152	-	-
Liabilities
Convertible note payable, related party	-	750,000	-
Notes payable, related parties	-	1,061,500	-
Notes payable , net of $53,442 of debt discounts at September 30, 2023	-	454,237	-
Total liabilities	-	(2,265,737)	-
	$10,152	$(2,265,737)	$-

	Fair Value Measurements at December 31, 2022
	Level 1	Level 2	Level 3
Assets
Cash	$11,016	$-	$-
Right-of-use asset	-	-	425,969
Total assets	11,016	-	425,969
Liabilities
Lease liabilities		-	427,915
Convertible notes payable	-	750,000	-
Notes payable	-	145,524	-
Notes payable, related parties	-	999,500	-
Total liabilities	-	(1,895,024)	(427,915)
	$11,016	$(1,895,024)	$(1,946)

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the nine months ended September 30, 2023 or the year ended December 31, 2022.

ONE WORLD PRODUCTS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5 – Inventory

Inventories are stated at the lower of cost or net realizable value. Cost is determined on a standard cost basis that approximates the first-in, first-out (FIFO) method. Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value. Our cannabis products consist of cannabis flower grown in-house, along with produced extracts. Inventory consisted of the following at September 30, 2023 and December 31, 2022, respectively.

	September 30,	December 31,
	2023	2022
Raw materials	$21,934	$18,580
Work in progress	30,174	1,464
Finished goods	316,100	80,858
	368,208	100,902
Less obsolescence	(55,472)	(46,749)
Total inventory	$312,736	$54,153

Note 6 – Other Current Assets

Other current assets included the following as of September 30, 2023 and December 31, 2022, respectively:

	September 30,	December 31,
	2023	2022
Prepaid expenses	$18,964	$39,288
Deferred cost of goods sold	6,760	6,655
Total	$25,724	$45,943

Note 7 – Other Assets

Other assets consist entirely of VAT receivables in the amounts of $213,593 and $179,927 at September 30, 2023 and December 31, 2022, respectively, which will be repaid to the Company by the applicable taxing authority upon the successful export of the products for which the taxes were originally paid.

Note 8 – Security Deposits

Security deposits included the following as of September 30, 2023 and December 31, 2022, respectively:

	September 30,	December 31,
	2023	2022
Refundable deposit on equipment purchase	$85,000	$50,000
Down payment on distillation equipment	-	1,399,413
Security deposits on leases held in Colombia	-	395
	$85,000	$1,449,808

ONE WORLD PRODUCTS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 9 – Fixed Assets

Fixed assets consist of the following at September 30, 2023 and December 31, 2022, respectively:

	September 30,	December 31,
	2023	2022
Land	$138,248	$138,248
Buildings	473,971	473,971
Office equipment	30,902	30,902
Furniture and fixtures	6,495	6,495
Equipment and machinery	1,828,006	423,547
	2,477,622	1,073,163
Less: accumulated depreciation	(110,205)	(84,627)
Total	$2,367,417	$988,536

Depreciation and amortization expense totaled $25,578 and $34,540 for the nine months ended September 30, 2023 and 2022, respectively.

Note 10 – Accrued Expenses

Accrued expenses consisted of the following at September 30, 2023 and December 31, 2022, respectively:

	September 30,	December 31,
	2023	2022
Accrued payroll	$771,199	$613,569
Accrued withholding taxes and employee benefits	42,764	31,632
Accrued ICA fees and contributions	178,053	167,037
Accrued interest	246,463	136,220
	$1,238,479	$948,458

Note 11 – Deferred Revenues

Arrangements with customers include multiple deliverables, consisting of an initial delivery of seeds and a contingent portion of the purchase price that is payable on the customer’s future harvest of the plants grown from such seeds. Deferred revenues associated with these multiple-element arrangements were $11,545 and $11,808 at September 30, 2023 and December 31, 2022, respectively. Related deferred cost of goods sold were $6,760 and $6,655 at September 30, 2023 and December 31, 2022, respectively, resulting in deferred gross margins of $4,785 and $5,153 at September 30, 2023 and December 31, 2022, respectively, that is expected to be recognized upon the customers’ completion of their harvests in future periods.

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

On October 1, 2022, the Company entered into a five-year non-cancelable property lease, with an automatic five year extension, for a new extraction facility with combined office space, at a monthly lease term of 29,000,000 COP plus VAT and administration fees (approximately $6,300 in the aggregate), with annual escalation of lease payments equal to the consumer price index, plus 2%. The Company terminated the lease on May 23, 2023, resulting in a gain of $3,825 on the early extinguishment of the lease for the nine months ended September 30, 2023.

The Company also leased a residential premise under a non-cancelable real property lease agreement that commenced on September 1, 2021 that was to expire on August 31, 2024, at a monthly lease term of 3,800,000 COP (approximately $1,013), with approximately a 3% annual escalation of lease payments commencing September 1, 2022. The Company terminated the lease on April 1, 2023, resulting in a gain of $372 on the early extinguishment of the lease for the nine months ended September 30, 2023.

The Company leased another residential premise under a non-cancelable real property lease agreement that commenced on June 1, 2022 and expires on May 30, 2024, at a monthly lease term of 1,900,000 COP (approximately $507), with an 8% annual escalation of lease payments commencing June 1, 2023. The Company terminated the lease on April 1, 2023, resulting in a gain of $200 on the early extinguishment of the lease for the nine months ended September 30, 2023.

The components of lease expense were as follows:

	For the Nine Months Ended
	September 30,
	2023	2022
Operating lease cost:
Amortization of right-of-use assets	$34,391	$33,431
Interest on lease liabilities	11,379	26,463
Lease payments on short term leases	1,290	12,590
Total operating lease cost	$47,060	$72,484

Supplemental balance sheet information related to leases was as follows:

	September 30,	December 31,
	2023	2022
Operating lease:
Operating lease assets	$-	$425,969

Current portion of operating lease liabilities	$-	86,235
Noncurrent operating lease liabilities	-	341,680
Total operating lease liability	$-	$427,915

Weighted average remaining lease term:
Operating leases	None	4.25 years

Weighted average discount rate:
Operating lease	6.75%	6.75%

Supplemental cash flow and other information related to operating leases was as follows:

	For the Nine Months Ended
	September 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$31,940	$38,725

Leased assets obtained in exchange for lease liabilities:
Total operating lease liabilities	$-	$1,535,706

Gain on early extinguishment of debt:	$4,397	$-

ONE WORLD PRODUCTS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 13 – Convertible Note Payable, Related Party

Convertible note payable, related party consists of the following at September 30, 2023 and December 31, 2022, respectively:

	September 30,	December 31,
	2023	2022
On September 27, 2022, the Company completed the sale of a Convertible Promissory Note in the principal amount of $750,000 (the “Convertible McCabe Note”) to Dr. John McCabe, an affiliate investor. The unsecured note matures on September 16, 2024 (the “Maturity Date”), bears interest at a rate of 8% per annum, and the principal and interest is convertible into shares of the Company’s convertible Series B common stock at a conversion price of $15 per share.	$750,000	$750,000

Total convertible note payable, related party	750,000	750,000
Less: current maturities	-	-
Convertible note payable, related party, long-term portion	$750,000	$750,000

The Company recorded interest expense pursuant to the stated interest rates on the convertible note, related party in the amount of $44,877 and $43,899 for the nine months ended September 30, 2023 and 2022, respectively.

Note 14 – Notes Payable, Related Parties

Notes payable, related party, consists of the following at September 30, 2023 and December 31, 2022, respectively:

	September 30,	December 31,
	2023	2022

On September 11, 2023, the Company received an advance of $52,000 from Dr. Kenneth Perego, II, M.D., our Vice Chairman of the Board pursuant to an unsecured promissory note due on demand that carries a 10% interest rate.	$52,000	$-

On August 31, 2023, the Company received an advance of $4,000 from Dr. Kenneth Perego, II, M.D., our Vice Chairman of the Board pursuant to an unsecured promissory note due on demand that carries a 6% interest rate.	4,000	-

On August 14, 2023, the Company received an advance of $6,000 from Dr. Kenneth Perego, II, M.D., our Vice Chairman of the Board pursuant to an unsecured promissory note due on demand that carries a 6% interest rate.	6,000	-

On August 5, 2022, the Company received an advance of $50,000 from Dr. Kenneth Perego, II, M.D., our Vice Chairman of the Board pursuant to an unsecured promissory note due on demand that carries a 6% interest rate.	50,000	50,000

On August 2, 2022, the Company received an advance of $4,500 from Isiah Thomas, III, our Chairman of the Board and CEO, pursuant to an unsecured promissory note due on demand that carries a 6% interest rate.	4,500	4,500

On June 13, 2022, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., received an advance of $100,000 from Dr. John McCabe, an affiliate investor, pursuant to an unsecured promissory note, maturing on January 1, 2024, that carries an 8% interest rate.	100,000	100,000

On July 7, 2022, the Company received an advance of $5,000 from Dr. Kenneth Perego, II, M.D., our Vice Chairman of the Board pursuant to an unsecured promissory note due on demand that carries a 6% interest rate.	5,000	5,000

On June 3, 2022, the Company received an advance of $10,000 from Isiah Thomas, III, our Chairman of the Board and CEO, pursuant to an unsecured promissory note due on demand that carries a 6% interest rate.	10,000	10,000

On May 5, 2022, the Company received an advance of $10,000 from Isiah Thomas, III, our Chairman of the Board and CEO, pursuant to an unsecured promissory note due on demand that carries a 6% interest rate.	10,000	10,000

On May 5, 2022, the Company received an advance of $20,000 from Dr. Kenneth Perego, II, M.D., our Vice Chairman of the Board pursuant to an unsecured promissory note due on demand that carries a 6% interest rate.	20,000	20,000

On March 1, 2022, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., received an advance of $400,000 from Dr. John McCabe, an affiliate investor, pursuant to an unsecured promissory note, maturing on January 1, 2024, that carries an 8% interest rate.	400,000	400,000

On February 15, 2022, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., received an advance of $200,000 from Dr. John McCabe, an affiliate investor, pursuant to an unsecured promissory note, maturing on January 1, 2024, that carries an 8% interest rate.	200,000	200,000

On December 29, 2021, the Company received an advance of $200,000 from Dr. Kenneth Perego, II, M.D., our Vice Chairman of the Board pursuant to an unsecured promissory note due January 1, 2024 that carries an 8% interest rate.	200,000	200,000

Total notes payable, related party	1,061,500	999,500
Less: current maturities	1,061,500	99,500
Notes payable, related party, long-term portion	$-	$900,000

The Company recorded interest expense pursuant to the stated interest rates on the notes payable, related parties, in the amount of $58,804 and $43,763 for the nine months ended September 30, 2023 and 2022, respectively.

ONE WORLD PRODUCTS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 15 – Notes Payable

	September 30,	December 31,
	2023	2022
On August 18, 2023, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., issued an unsecured promissory note of $35,000 to LDL8 Consulting, LLC for the purchase of equipment from another vendor. The promissory note bears interest at 10% per annum and is due on demand. In the event of default, the interest rate increases to 15% until repayment.	$35,000	$-

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

In connection with the issuance of the Third AJB Note and Commitment Fee Shares, the Company entered into a Registration Rights Agreement with AJB Capital in which the Company agreed to file a registration statement with the SEC within 180 days of June 23, 2023, registering the shares of common stock issuable under the Third AJB Note and Purchase Agreement.	300,000	-

On September 15, 2022, the Company, through its wholly-owned subsidiary, One World Pharma, SAS, received proceeds of 55,488,000 COP, or approximately $12,243, on a loan with a face value of 70,000,000 COP, or approximately $15,445, from an individual pursuant to an unsecured promissory note, bearing interest at 4% per month, or 48% per annum, due on demand. The debt discount of $3,202 was expensed as finance costs at the time of origination. The face value of the note has been adjusted by $1,823 due to foreign currency translation adjustments.	17,268	14,552

On June 17, 2022, the Company, through its wholly-owned subsidiary, One World Pharma, SAS, received proceeds of 230,400,000 COP, or approximately $55,821, on a loan with a face value of 240,000,000 COP, or approximately $58,147, from an individual pursuant to an unsecured promissory note, bearing interest at 4% per month, or 48% per annum, due on demand. The debt discount of $2,326 was expensed as finance costs at the time of origination. The face value of the note has been adjusted by $3,383 due to foreign currency translation adjustments.	59,204	49,894

On May 31, 2022, the Company, through its wholly-owned subsidiary, One World Pharma, SAS, received proceeds of 314,640,000 COP, or approximately $76,231, on a loan with a face value of 360,000,000 COP, or approximately $87,220, from an individual pursuant to promissory note, security by equipment, bearing interest at 2.1% per month, or 25% per annum, which matured on November 28, 2022 and is currently past due. The debt discount of $10,990 was expensed as finance costs at the time of origination. The face value of the note has been adjusted by $1,586 due to foreign currency translation adjustments.	88,806	74,841

On May 30, 2022, the Company, through its wholly-owned subsidiary, One World Pharma, SAS, received a non-interest bearing loan of 20,000,000 COP, or approximately $4,846, from an individual pursuant to an unsecured promissory note, due on demand. The face value of the note has been adjusted by $88 due to foreign currency translation adjustments.	4,934	4,158

On April 29, 2022, the Company, through its wholly-owned subsidiary, One World Pharma, SAS, received a non-interest bearing loan of 10,000,000 COP, or approximately $2,423, from an individual pursuant to an unsecured promissory note, due on demand. The face value of the note has been adjusted by $44 due to foreign currency translation adjustments.	2,467	2,079

Total notes payable	507,679	145,524
Less: unamortized debt discounts	53,442	-
Notes payable, net of discounts	454,237	145,524
Less: current maturities	454,237	145,524
Notes payable, long-term portion	$-	$-

The Company recognized aggregate debt discounts on the notes payable to AJB Capital for the nine months ended September 30, 2023, as follows:

ONE WORLD PRODUCTS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30,
2023

Fair value of 1,666,667 commitment shares of common stock	$42,175
Original issue discounts	24,000
Legal and brokerage fees	13,500
Total debt discounts	79,675
Amortization of debt discounts	26,233
Unamortized debt discounts	$53,442

The aggregate debt discounts of $79,675, for the nine months ended September 30, 2023, are being amortized over the life of the loan using the straight-line method, which approximates the effective interest method. The Company recorded finance expense in the amount of $26,233 and $-0- on the amortization of these discounts for the nine months ended September 30, 2023 and 2022, respectively.

The convertible note limits the maximum number of shares that can be owned by the note holder as a result of the conversions to common stock to 4.99% of the Company’s issued and outstanding shares.

The Company recorded interest expense pursuant to the stated interest rates on the notes payable in the amount of $47,255 and $21,120 for the nine months ended September 30, 2023 and 2022, respectively.

The Company recognized interest expense for the nine months ended September 30, 2023 and 2022, as follows:

	September 30,	September 30,
	2023	2022

Finance cost on equity line of credit	$-	$15,000
Interest on convertible notes, related party	44,877	43,899
Interest on notes payable, related parties	58,804	43,763
Interest on notes payable	47,255	21,120
Amortization of debt discounts	13,549	50,753
Amortization of debt discounts, common stock	12,684	106,894
Amortization of debt discounts, warrants	-	255,026
Series B preferred stock issued as a commitment on an ELOC	-	205,005
Common stock issued as a commitment on the 2nd AJB Note	-	134,128
Interest on accounts payable	-	11,249
Total interest expense	$177,169	$886,837

Note 16 – Convertible Preferred Stock

Preferred Stock

The Company has 10,000,000 authorized shares of $0.001 par value “blank check” preferred stock, of which 500,000 shares have been designated Series A Preferred Stock and 600,000 shares have been designated Series B Preferred Stock, as amended on August 2, 2022. The shares of Series A Preferred Stock and Series B Preferred Stock are each currently convertible into one hundred (100) shares of the Company’s common stock. The Series A Preferred Stock accrues dividends at the rate of 6% per annum, payable in cash as and when declared by the Board or upon a liquidation. The shares of Series B Preferred Stock are not entitled to dividends, other than the right to participate in dividends payable to holders of common stock on an as-converted basis. As of September 30, 2023, there were 99,733 and 248,501 shares of Series A Preferred Stock and Series B Preferred Stock, respectively, issued and outstanding. The Series A and B Preferred Stock are presented as mezzanine equity on the balance sheet due because they carry a stated value of $10 and $15 per share, respectively, and a deemed liquidation clause, which entitles the holders thereof to receive proceeds thereof in an amount equal to the stated value per share, plus any accrued and unpaid dividends, before any payment may be made to holders of common stock. Each share of Preferred Stock carries a number of votes equal to the number of shares of common stock into which such Preferred Stock may then be converted. The Preferred Stock generally will vote together with the common stock and not as a separate class.

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

Series A Preferred Stock Payable, Consultants

On July 1, 2023, the Company was obligated to issue 4,500 shares of series A preferred stock in consideration of consulting services. The fair value of the shares was $45,000, based on recent sales prices of the Company’s series A preferred stock on the date of grant. The fair value of the shares have been recognized as a subscription payable, as the shares have not yet been issued.

Series A Preferred Stock Issued for Services, Consultants

On January 1, 2023, the Company issued 4,500 shares of series A preferred stock in consideration of consulting services. The fair value of the shares was $45,000, based on recent sales prices of the Company’s series A preferred stock on the date of grant.

Preferred Stock Dividends

The Series A Preferred Stock accrues dividends at the rate of 6% per annum, payable in cash as and when declared by the Board or upon a liquidation. The Company recognized $43,808 and $28,971 for the nine months ended September 30, 2023 and 2022, respectively. A total of $181,651 of dividends had accrued as of September 30, 2023.

Series B Preferred Stock Issuances

On September 12, 2023, a shareholder converted 10,000 shares of Series B Preferred Stock into 1,000,000 shares of common stock.

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

Contingent Compensation

On August 22, 2023, the Company entered into an advisor agreement with an individual to provide consulting and business advisory services to the Company. Pursuant to the agreement, the Company has agreed to compensate the consultant a fee of $5,000 per month, which is to be deferred until the Company completes the of sale of its equity securities in a transaction, or related series of transactions, resulting in aggregate gross proceeds to the Company of at least $5,000,000, while the Advisor is providing Services (the “Qualified Offering”). Within 60 days of the closing of a Qualified Offering, the Company shall pay to Advisor a cash bonus of up to $200,000. The advisor shall have no participation in any manner or form with any Qualified Offering.

On May 23, 2023, the Company appointed Joerg Sommer to be the Company’s President. In connection with his appointment, the Company entered into an offer letter with Mr. Sommer (the “Offer Letter”) under which he will initially be paid an annual base salary of $60,000, which will increase to $240,000 upon the closing of an offering of the Company’s equity securities that results in gross proceeds to the Company of at least $5,000,000. Mr. Sommer received 1,500,000 shares of the Company’s common stock upon his appointment as President; and is entitled to be issued an additional 1,500,000 shares of the Company’s common stock within 60 days of the closing of a Qualified Offering. Mr. Sommer will also be entitled to a bonus of up $380,000 upon the sale of the Company’s equity securities during the term of his employment, as set forth below;

$200,000 upon the Company raising $2 million

$80,000 upon the Company raising an additional $1 million

$60,000 upon the Company raising an additional $1 million

$40,000 upon the Company raising an additional $1 million

Note 18 – Changes in Stockholders’ Equity

Common Stock

The Company is authorized to issue an aggregate of 300,000,000 shares of common stock with a par value of $0.001. As of September 30, 2023, there were 76,736,274 shares of common stock issued and outstanding.

Common Stock Sales

On February 14, 2023, the Company sold 3,000,000 shares of common stock at a price of $0.10 per share for total cash proceeds of $300,000.

ONE WORLD PRODUCTS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Common Stock Issued for Services

On September 18, 2023, the Company issued 1,000,000 shares of common stock to ClearThink Capital Partners, LLC, for services provided. The aggregate fair value of the common stock was $84,000, based on the closing price of the Company’s common stock on the date of grant. The shares were expensed upon issuance.

Amortization of Stock-Based Compensation

A total of $121,052 and $123,440 of stock-based compensation expense was recognized from the amortization of options to purchase common stock over their vesting period during the nine months ended September 30, 2023 and 2022, respectively.

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

Outstanding Options

Options to purchase an aggregate total of 10,392,000 shares of common stock at a weighted average strike price of $0.14, exercisable over a weighted average life of 7.37 years were outstanding as of September 30, 2023.

Options Granted

On August 22, 2023, the Company awarded options to purchase 250,000 shares of common stock under the 2019 Plan at an exercise price equal to $0.10 per share, exercisable over a ten year period to a consultant. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 145% and a call option value of $0.0735, was $18,367. The options were fully vested, resulting in $18,367 of stock-based compensation expense during the nine months ending September 30, 2023.

The Company recognized a total of $121,052, and $123,440 of compensation expense during the nine months ended September 30, 2023 and 2022, respectively, related to common stock options issued in the prior year to officers, directors, and employees that are being amortized over the implied service term, or vesting period, of the options. The remaining unamortized balance of these options is $29,342 as of September 30, 2023.

Note 20 – Warrants

Outstanding Warrants

Warrants to purchase an aggregate total of 14,011,650 shares of common stock at a weighted average strike price of $0.29, exercisable over a weighted average life of 2.16 years were outstanding as of September 30, 2023.

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

ONE WORLD PRODUCTS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

For the nine months ended September 30, 2023, and the year ended December 31, 2022, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At September 30, 2023, the Company had approximately $9,746,000 of federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2025.

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at September 30, 2023 and December 31, 2022, respectively.

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

Note 22 – Subsequent Events

The Company evaluates events that have occurred after the balance sheet date through the date these financial statements were issued.

Related Party Debt Financing

On October 11, 2023, the Company received an advance of $25,000 from the Company’s President, Joerg Sommer, pursuant to an unsecured promissory note due on demand that carries a 10% interest rate.

Common Stock Sales

On October 2, 2023, the Company sold 1,000,000 shares of common stock at a price of $0.10 per share for total cash proceeds of $100,000.

Common Stock Issued for Services

On October 4, 2023, the Company issued 572,083 shares of common stock to ClearThink Capital Partners, LLC, for services provided. The aggregate fair value of the common stock was $51,487, based on the closing price of the Company’s common stock on the date of grant.

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

Overview

Through our wholly-owned subsidiary, One World Pharma S.A.S, we are a licensed cannabis cultivation, production and distribution (export) company located in Popayán, Colombia (nearest major city is Cali). We plan to be a producer of raw cannabis and hemp plant ingredients for both medical and industrial uses across the globe. We have received licenses from the Colombian government to cultivate, produce and distribute the raw ingredients of the cannabis and hemp plant for medicinal, scientific and industrial purposes. Specifically, we are one of the only companies in Colombia to receive seed, cultivation, extraction and export licenses from the Colombian government. Currently, we own approximately 30 acres and have a covered greenhouse built specifically to cultivate high-grade cannabis and hemp. In addition, we have entered into agreements with local farming cooperatives that include small farmers and indigenous tribe members, under which they will cultivate cannabis on up to approximately 140 acres of land using our seeds and propagation techniques, and sell their harvested products to us on an exclusive basis. We planted our first crop of cannabis in 2018, which we began harvesting in the first quarter of 2019 for the purpose of further research and development activities and quality control testing of the cannabis we have produced.

We have been generating revenue from the sale of our seeds since the second quarter of 2020. Between August 2021 and March 2022, we made payments of approximately $1,400,000 for the purchase of a state-of-the-art distillation machine that cleared customs and was placed in service within our vertically integrated extraction facility during the second quarter of 2023. The installation of this equipment makes us one of the only companies in Colombia to both, hold licenses and possess the capability to extract high-quality CBD and THC oils.

We added to our product pipeline premium coffee certified by the Colombian National Coffee Federation infused with CBD, teas infused with CBD and a series of wellness products, including sports CBD energy drinks for optimum performance, CBD facial and body creams for anti-inflammatory and anti-aging use. We expect to start exporting products in the beginning of 2024, including CBD flower and distillate oil, while developing white label commercial agreements with partners in Europe, USA, and Latin America.

Results of Operations for the Three Months Ended September 30, 2023 and 2022:

The following table summarizes selected items from the statement of operations for the three months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Increase /
	2023	2022	(Decrease)
Revenues	$5,906	$33,373	$(27,467)
Cost of goods sold	767	23,969	(23,202)
Gross profit (loss)	5,139	9,404	(4,265)

Operating expenses:
General and administrative	142,464	378,910	(236,446)
Professional fees	236,139	95,946	140,193
Depreciation expense	9,274	9,883	(609)
Total operating expenses:	387,877	484,739	(96,862)

Operating loss	(382,738)	(475,335)	(92,597)

Total other expense	(67,568)	(518,808)	(451,240)

Net loss	$(450,306)	$(994,143)	$(543,837)

Revenues

Revenues during the three months ended September 30, 2023 were $5,906, compared to $33,373 during the three months ended September 30, 2022, a decrease of $27,467, or 82%. Revenues decreased as we transitioned to new management at our operating facility.

Cost of Goods Sold

Cost of goods sold for the three months ended September 30, 2023 were $767, compared to $23,969 for the three months ended September 30, 2022, a decrease of $23,202, or 97%. Cost of goods sold consists primarily of labor, agricultural raw materials, depreciation and overhead. Costs of goods sold decreased as we transitioned to new management at our operating facility.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2023 were $142,464, compared to $378,910 during the three months ended September 30, 2022, a decrease of $236,446, or 62%. The expenses for the current period consisted primarily of compensation expenses, office rent, and travel costs. General and administrative expenses decreased primarily due to decreased salaries and wages and lease expenses in Colombia over the comparative period, as we transitioned to new management. General and administrative expenses included non-cash, stock-based compensation of $29,347 during the each of the three months ended September 30, 2023 and 2022.

Professional Fees

Professional fees for the three months ended September 30, 2023 were $236,139, compared to $95,946 during the three months ended September 30, 2022, an increase of $140,193, or 146%. Professional fees included non-cash, stock-based compensation of $147,367 and $11,833 during the three months ended September 30, 2023 and 2022, respectively. Professional fees increased primarily due to increased stock-based compensation issued to consultants during the current period.

Depreciation Expense

Depreciation expense for the three months ended September 30, 2023 was $9,274, compared to $9,883 during the three months ended September 30, 2022, a decrease of $609, or 6%. Depreciation expense decreased due to the prior year disposal of office equipment.

Other Income (Expense)

Other expenses, on a net basis, for the three months ended September 30, 2023 were $67,568, compared to other expenses, on a net basis, of $518,808 during the three months ended September 30, 2022, a decrease in net expenses of $451,240, or 87%. Other expenses consisted of $67,571 of interest expense, including $12,684 of stock-based finance costs on the amortization of debt discounts, as partially offset by $3 of interest income, for the three months ended September 30, 2023, compared to $529,915 of interest expense, including $109,969 of stock-based finance costs on the amortization of debt discounts, $339,133 of stock-based commitment fees on debt and equity financing, and a loss on the sale of fixed assets of $9,041, as partially offset by a gain of $20,148 on the early extinguishment of our extraction facility lease in Colombia, during the three months ended September 30, 2022.

Net Loss

Net loss for the three months ended September 30, 2023 was $450,306, or $0.01 per share, compared to $994,143, or $0.02 per share, during the three months ended September 30, 2022, a decrease of $543,837, or 55%. The net loss decreased primarily due to decreased compensation and office expenses during the current period as we transitioned to new management over our Colombian subsidiary.

Results of Operations for the Nine Months Ended September 30, 2023 and 2022:

The following table summarizes selected items from the statement of operations for the nine months ended September 30, 2023 and 2022.

	Nine Months Ended September 30,		Increase /
	2023	2022	(Decrease)
Revenues	$8,082	$76,384	$(68,302)
Cost of goods sold	1,866	54,765	(52,899)
Gross profit	6,216	21,619	(15,403)

Operating expenses:
General and administrative	907,595	1,148,100	(240,505)
Professional fees	413,651	380,801	32,850
Depreciation expense	25,578	34,540	(8,962)
Total operating expenses:	1,346,824	1,563,441	(216,617)

Operating loss	(1,340,608)	(1,541,822)	(201,214)

Total other expense	(172,766)	(753,317)	(580,551)

Net loss	$(1,513,374)	$(2,295,139)	$(781,765)

Revenues

Revenues during the nine months ended September 30, 2023 were $8,082, compared to $76,384 during the nine months ended September 30, 2022, a decrease of $68,302, or 89%. Revenues decreased as we transitioned to new management at our operating facility.

Cost of Goods Sold

Cost of goods sold for the nine months ended September 30, 2023 were $1,866, compared to $54,765 for the nine months ended September 30, 2022, a decrease of $52,899, or 97%. Cost of goods sold consists primarily of labor, agricultural raw materials, depreciation and overhead. Costs of goods sold decreased as we transitioned to new management at our operating facility.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2023 were $907,595, compared to $1,148,100 during the nine months ended September 30, 2022, a decrease of $240,505, or 21%. The expenses for the current period consisted primarily of compensation expenses, office rent, and travel costs. General and administrative expenses decreased primarily due to decreased salaries and wages and lease expenses in Colombia over the prior year, as we transitioned to new management. General and administrative expenses included non-cash, stock-based compensation of $177,891 and $88,041 during the nine months ended September 30, 2023 and 2022, respectively.

Professional Fees

Professional fees for the nine months ended September 30, 2023 were $177,512, compared to $284,855 during the nine months ended September 30, 2022, a decrease of $107,343, or 38%. Professional fees included non-cash, stock-based compensation of $207,011 and $35,399 during the nine months ended September 30, 2023 and 2022, respectively. Professional fees decreased primarily due to decreased legal fees during the current period.

Depreciation Expense

Depreciation expense for the nine months ended September 30, 2023 was $25,578, compared to $34,540 during the nine months ended September 30, 2022, a decrease of $8,962, or 26%. Depreciation expense decreased due to the prior year disposal of office equipment.

Other Income (Expense)

Other expenses, on a net basis, for the nine months ended September 30, 2023 were $172,766, compared to other expenses, on a net basis, of $753,317 during the nine months ended September 30, 2022, a decrease in net expenses of $580,551, or 77%. Other expenses consisted of $177,169 of interest expense, including $12,684 of stock-based finance costs on the amortization of debt discounts, as partially offset by a gain on early extinguishment of debt of $4,397 on the termination of long term leases and $6 of interest income, for the nine months ended September 30, 2023, compared to $886,837 of interest expense, including $361,921 of stock-based finance costs on the amortization of debt discounts, $339,133 of stock-based commitment fees on debt and equity financing, and a loss on the sale of fixed assets of $9,041, as partially offset by a gain of $20,148 on the early extinguishment of our extraction facility lease in Colombia, $1,000 of sublet income on our office space, a gain on early extinguishment of debt of $121,372 on the forgiveness of a PPP Loan and $41 of interest income, during the nine months ended September 30, 2022.

Net Loss

Net loss for the nine months ended September 30, 2023 was $1,513,374, or $0.02 per share, compared to $2,295,139, or $0.03 per share, during the nine months ended September 30, 2022, a decrease of $781,765, or 34%. The net loss decreased primarily due to decreased interest expense on our debt financing.

Liquidity and Capital Resources

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, financing activities and effect of exchange rate changes on cash for the nine months ended September 30, 2023 and 2022:

	2023	2022
Operating Activities	$(1,043,238)	$(1,124,967)
Investing Activities	(5,046)	(36,851)
Financing Activities	874,500	1,117,581
Effect of Exchange Rate Changes on Cash	172,920	(6,820)
Net Decrease in Cash	$(864)	$(51,057)

Net Cash Used in Operating Activities

During the nine months ended September 30, 2023, net cash used in operating activities was $1,043,238, compared to net cash used in operating activities of $1,124,967 for the nine months ended September 30, 2022. The cash used in operating activities was primarily attributable to our net loss.

Net Cash Used in Investing Activities

During the nine months ended September 30, 2023, net cash used in investing activities was $5,046, compared to net cash used in investing activities of $36,851 for the nine months ended September 30, 2022. The cash used in investing activities during the current period consisted entirely of purchases of fixed assets, as compared to the purchases of fixed assets, as partially offset by proceeds received on the sale of fixed assets in the comparative period.

Net Cash Provided by Financing Activities

During the nine months ended September 30, 2023, net cash provided by financing activities was $874,500, compared to net cash provided by financing activities of $1,117,581 for the nine months ended September 30, 2022. The current period consisted of $250,000 of proceeds received on the sale of preferred stock, $300,000 from the sale of common stock and $262,500 of proceeds received on debt financing and $62,000 of proceeds received on debt financing received by related parties, compared to $1,117,581 of proceeds received on debt financing and $150,000 of proceeds received on the sale of preferred stock, as partially offset by $750,000 of repayments on debt, compared to $947,000 of proceeds received on debt financing and $3,577,505 received on the sale of preferred and common stock, less debt repayments of $455,567, during the nine months ended September 30, 2022.

Ability to Continue as a Going Concern

As of September 30, 2023, our balance of cash on hand was $10,152, and we had negative working capital of $4,152,153 and an accumulated deficit of $24,489,739. We are too early in our development stage to project future revenue levels, and may not be able to generate sufficient funds to sustain our operations for the next twelve months. Accordingly, we will need to raise additional cash to fund our operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. The Company’s sales to date have primarily consisted of the sale of seeds. These sales include multi-element arrangements whereby the Company collects 50% of the sale upon delivery of the sales, and the remaining 50% upon the completion of the harvest, whether the seeds result in a successful crop, or not. In addition, the Company has a right of first refusal to purchase products resulting from the harvest. At September 30, 2023, the Company had $11,545 of deferred revenues and $6,760 of deferred cost of goods sold, as included in other current assets on the balance sheet, that are expected to be recognized upon the customers’ completion of their future harvests.

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

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective as of September 30, 2023.

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

The following issuances of equity securities by the Company during the three month period ended September 30, 2023 were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder:

Series B Preferred Stock Conversions

On September 12, 2023, a shareholder converted 10,000 shares of Series B Preferred Stock into 1,000,000 shares of common stock, restricted in accordance with Rule 144.

On July 7, 2023, a shareholder converted 13,667 shares of Series B Preferred Stock into 1,366,700 shares of common stock, restricted in accordance with Rule 144.

Common Stock Issued for Services

On September 18, 2023, the Company issued 1,000,000 shares of common stock, restricted in accordance with Rule 144, to ClearThink Capital Partners, LLC, for services provided. The aggregate fair value of the common stock was $84,000, based on the closing price of the Company’s common stock on the date of grant.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	Exhibits

Exhibit	Description
2.1	Agreement and Plan of Merger dated February 21, 2019, among the Company, OWP Merger Subsidiary Inc. and OWP Ventures, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2019)
3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 24, 2014)
3.2	Certificate of Amendment to Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 8, 2019)
3.3	Certificate of Amendment to Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2020)
3.4	Certificate of Designation of Series A Preferred Stock of the Company dated June 1, 2020 (incorporated by reference to Exhibit 3.4 of the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 26, 2020)
3.5	Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 24, 2014)
3.6	Certificate of Designation of Series B Preferred Stock of the Company dated February 2, 2021 (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 8, 2021)
4.1	Promissory Note of the Company in the Principal Amount of $300,000 issued to AJB Capital Investments LLC, dated June 23, 2023 (incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 5, 2023)
10.1+	2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2020)
10.2+	Form of Stock Option Grant Notice for grants under the 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2020)
10.3+	Form of Option Agreement for grants under the 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2020)
10.4+	Letter Agreement between the Company and Isiah L. Thomas, III, dated June 3, 2020 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 9, 2020)
10.5	Securities Purchase Agreement, dated as of June 23, 2023, between the Company and AJB Capital Investments LLC (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 5, 2023)
10.6	Securities Purchase Agreement, dated as of February 7, 2021, between the Company and ISIAH International LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 8, 2021)
10.7	Registration Rights Agreement, dated June 23, 2023, between the Company and AJB Capital Investments LLC (incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 5, 2023)
10.8	Commercial Lease Agreement dated November 26, 2021, between R&B Inversiones S.A.S. and One World Pharma S.A.S. (incorporated by reference to Exhibit 10.10 of the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 16, 2022)
10.9	Purchase Agreement, dated September 1, 2022, between the Company and Tysadco Partners, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 7, 2022)
10.10	Securities Purchase Agreement, dated September 1, 2022, between the Company and Tysadco Partners, LLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 7, 2022)
10.11	Registration Rights Agreement, dated September 1, 2022, between the Company and Tysadco Partners, LLC (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 7, 2022)
10.12	Convertible Promissory Note Purchase Agreement, dated September 16, 2022, between the Company and Dr. John McCabe (incorporated by reference to Exhibit 10.15 of the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission by One World Products, Inc. on November 14, 2022)
10.13	Convertible Note, dated September 16, 2022, between One World Products, Inc. and Dr. John McCabe (incorporated by reference to Exhibit 10.16 of the Form 10-Q filed with the Securities and Exchange Commission by on November 14, 2022)
10.14+	Offer Letter dated April 25, 2003 by and between the Company and Jeorg Sommer (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2023)
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
32.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Schema Document
101.CAL*	Inline XBRL Calculation Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document
101.LAB*	Inline XBRL Labels Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

+ Compensatory plan or agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 15, 2023

One World Products, Inc.

/s/ Isiah L. Thomas III
Isiah L. Thomas III
Chief Executive Officer
(Principal Executive Officer)

/s/ Timothy Woods
Timothy Woods
Chief Financial Officer
(Principal Financial Officer)

