Form 10-K
period 2023-12-31
One World Products, Inc.
filed 2024-05-23
CIK 1622244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant based upon the closing price of $0.08225 per share as of June 30, 2023 was approximately $4,084,456.

As of May 21, 2024, there were 104,329,919 shares of registrant’s common stock outstanding.

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

Immediately prior to the Closing, we were a public “shell” company with nominal assets. As of the Closing, we are no longer a public shell. As a result of the Merger, we are engaged in OWP Ventures’ business, including the business of its wholly-owned subsidiary, One World Pharma, S.A.S., a Colombian company (“OWP SAS”). On November 23, 2021, we changed our name from One World Pharma, Inc. to One World Products, Inc. through the merger of One World Products, Inc., a recently formed Nevada corporation wholly-owned by us, with and into us. This merger was effected solely to effect the change of our name, and had no effect on our officers, directors, operations, assets or liabilities.

On June 3, 2020, Isiah L. Thomas, III was appointed to serve as our Chief Executive Officer and Vice Chairman. Mr. Thomas was a 12-time NBA All Star, two-time NBA champion, and is an accomplished international business executive. In 2021, through ISIAH International, LLC, of which he is the sole member, Mr. Thomas purchased $3,000,000 of our Series B Preferred Stock in installments over a period of time ending in July 2021.

We plan to be a producer of and/or source raw and processed cannabis and hemp plant ingredients for both medical and industrial uses across the globe. The Company is a holding company and conducts its business in Colombia through OWP SAS, its wholly-owned subsidiary. OWP SAS has received licenses from the Colombian government to cultivate, produce and distribute the raw ingredients of the cannabis and hemp plant for medicinal, scientific and industrial purposes in the town of Esmeralda-Popayán, Cauca, Colombia.

On December 22, 2023, OWP SAS filed for for protection under Colombian Law 1116 of 2006, which is the primary legislation governing business insolvency proceedings (restructuring and liquidation) (“Reorganization Proceedings”) in Colombia. The Reorganization Proceeds are similar to Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States, whereby the Company intends to restructure its debts. See “Operations of OWP SAS” for additional information.

We are in the process of acquiring another Colombian subsidiary within the Bogota free trade zone, which has all requisite licenses for the cultivation, production, distribution and export of cannabis and hemp infused products, and will serve as the Company’s primary base of operations in the Colombian market. Establishing operations within the free trade zone provides favorable import/export commercial terms and taxation, and will improve logistics and the overall operating efficiencies for the Company due to the close proximity of El Dorado International Airport and the commercial, economic and cultural center of the city of Bogota itself.

Operations of OWP SAS

We planted our first crop of cannabis in Popayán, Colombia in 2018, and began initial harvesting in the first quarter of 2019 for the purpose of further research and development activities and quality control testing of the cannabis we have produced. We commenced limited shipping of non-psychoactive products to customers in May of 2020. Subject to the completion of the Reorganization Proceedings, although we hold the four Colombian Licenses, we will need to obtain additional approvals from Colombian regulators before we can fully execute our business plan, particularly with respect to the sale psychoactive products. As described further under “Regulation” below,

●	We will need to obtain quota approvals from the Colombian authorities before we can commence commercial sale of our psychoactive products under our Cannabis Manufacturing License and Psychoactive Cultivation License;
●	We have successfully registered three non-psychoactive distinct cannabis strains and have received the certification required by Colombia’s National Registrar as of April 2020; and
●	We have been issued the sanitary registrations needed to sell our products intended for human consumption; and
●	We have successfully registered eight psychoactive distinct cannabis strains and have received the certifications required by Colombia’s National Registrar as of December 2020; and
●	We will proceed to get quota approvals for 2024.

Our first cultivation site was located in Popayán, Colombia. Our cultivation facility encompassed approximately 30 acres and included a covered greenhouse built specifically to cultivate high-grade cannabis and hemp. In addition, we entered into agreements with a local farming co-operative that cultivated cannabis on up to approximately 140 acres of land using our seeds and propagation techniques, and sold their harvested products to us on an exclusive basis.

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

We generated revenues since the second quarter of 2020. Between August 2021 and March 2022, we made payments of approximately $1,400,000 for the purchase of a state-of-the-art distillation machine that cleared customs and is currently located in a warehouse near Bogota. We intend to build out an extraction and production facility in the Bogota free trade zone extension, after we execute a lease for this location. The installation of this equipment makes us one of the only companies in Colombia to both hold licenses and possess the capability to extract high-quality CBD and THC oils.

For strategic and operational reasons, OWP SAS filed for protection under Colombian Law 1116 of 2006, which is the primary regulations governing Reorganization Proceedings in Colombia, on December 22, 2023. Subject to court approval, the Company intends on continuing its normal operations during the Reorganization Proceeding. Our normal operations consist or providing cannabinoids in bulk for the domestic and international markets, including the raw material for our brands and affiliate companies. At this time, the Company cannot predict the length of time of the Reorganization Proceeding. The Company has deconsolidated its foreign subsidiaries until it emerges from the Reorganization Proceedings to include the petitioning entity, OWP SAS, as well as the Company’s non-operating shell entities, Agrobase, S.A.S. and Hope Colombia, S.A.S., given the lack of independently identifiable operations. The deconsolidation resulted in a loss on deconsolidation of foreign subsidiaries in the amount of $1,564,823 for the year ended December 31, 2023.

We expect to start exporting products in 2024, including CBD flower and distillate oil, while developing white label commercial agreements with partners in Europe, USA, and Latin America. Our product pipeline may include premium coffee certified by the Colombian National Coffee Federation infused with CBD, teas infused with CBD and a series of wellness products, including sports CBD energy drinks for optimum performance, CBD facial and body creams for anti-inflammatory and anti-aging use. In September and December 2023, we entered into strategic partnerships with Smokiez Edibles to distribute Smokiez Gummies in Colombia and other countries in Latin America. In December 2023, we entered into a strategic partnership with Kx Family Care, which honors the legacy of Bob Marley to distribute Kx Family Care products in Colombia and other countries in Latin America. There can be no assurances that these strategic partnerships will generate revenue or be profitable for the Company.

History and Background

One World Pharma S.A.S., is a Colombian company (“OWP SAS”), incorporated on July 14, 2017 with the goal of procuring the following Colombian Licenses.

On December 20, 2017, the Colombian Ministry of Health, by means of resolution No. 5251 of 2017, granted OWP SAS its license for the production of cannabis derivatives for domestic use and export, allowing OWP SAS to extract high tetrahydrocannabinol (“THC”) compounds (“Cannabis Manufacturing License”). This license will expire on December 20, 2027.

On December 26, 2017, the Colombian Ministry of Justice, by means of resolution No. 1087 of 2017, granted OWP SAS its license to use seeds for sowing for sale or delivery of seeds and/or for scientific research purposes, allowing for genetic and seed bank registration (“Cannabis Seed Possession License”). This license will expire on December 26, 2027.

On December 26, 2017, the Colombian Ministry of Justice, by means of resolution No. 1088 of 2017, granted OWP SAS its license to grow non-psychoactive cannabis plants (less than 1.0% THC). Under this license, OWP SAS can produce seeds for planting, deliver and make sales of the cannabis crop in order to produce cannabis derivatives and deliver and make sales of the cannabis crop for industrial purposes (“Cannabis Non-Psychoactive Cultivation License”). This license will expire on December 26, 2027.

On January 4, 2018, the Colombian Ministry of Justice, by means of resolution No. 0015 of 2018, granted OWP SAS its license to grow psychoactive cannabis plants (greater than 1.0% THC) (“Psychoactive Cultivation License”). Under this license, OWP SAS can produce seeds for planting, and deliver and make sales of the cannabis crop in order to produce cannabis derivatives. This license will expire on January 4, 2028.

Six months prior to the expiration of each of the Licenses, we can apply for successive renewals for additional five-year periods. In each renewal application, the corresponding Ministry will assess compliance with all the relevant requirements in determining whether or not to renew the License.

On March 27, 2018, OWP Ventures, Inc. was formed as a Delaware corporation for the purpose of acquiring OWP SAS.

On May 30, 2018, OWP Ventures entered into a Stock Purchase Agreement with the shareholders of OWP SAS whereby the shareholders of OWP SAS transferred their shares in OWP SAS to OWP Ventures in exchange for 10,200,000 shares of common stock of OWP Ventures.

Products

Our business involves the cultivating, processing and supplying crude cannabis oil, distillate and isolate to customer specifications. We plan to sell as a wholesaler to industrial companies making cannabis related products as well as other products through retail and other distribution channels. We also plan on supplying the hemp plant bio-mass remaining after our extraction process to industry participants that utilize hemp in the manufacture of their products. Hemp is used to make a variety of commercial and industrial products, including rope, textiles, clothing, shoes, food, paper, bioplastics, insulation and biofuel.

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

Regulation

Our primary active business operations are currently conducted solely within Colombia, and as such, the discussion below is limited to Colombian laws and regulations applicable to our business, which require us to hold the relevant licenses, quotas and other permits, as described below. Our activities in the United States consist of corporate administrative activities at our Las Vegas, Nevada headquarters, including accounting, finance and SEC compliance functions, and preliminary research and development activities of hemp fiber applications and products in the Detroit, Michigan area. We believe that our current activities in the United States will not subject us to regulation under the U.S. Controlled Substances Act or other applicable U.S. federal or state laws with respect to our proposed business plans. All export activities will be conducted from Colombia, and we do not intend to export any of our products to jurisdictions where such sales are not legal under local law. Accordingly, we do not currently intend to export our products to the United States to the extent such products may be subject to regulation under the U.S. Controlled Substances Act or other applicable U.S. federal or state regulations.

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

Licenses

Under Colombian law, there are four types of cannabis licenses that authorize different activities concerning the various stages of the production line of the medical cannabis industry: (i) the Cannabis Seeds Possession License; which is required for the domestic sale and delivery of seeds (but not export) and for scientific research purposes; (ii) the Cannabis Psychoactive Cultivation License, which is required for the production of seeds for sowing; for grain production; production of cannabis derivatives; for scientific research purposes, for storage, and for final disposal; (iii) the Cannabis Non-Psychoactive Cultivation License, which is required for the production of grain and seeds for sowing; production of cannabis derivatives; for industrial purposes; for scientific research purposes; for storage; and for final disposal; and (iv) the Cannabis Manufacturing and Distribution License, which is required for the production of cannabis derivatives for domestic use; production of cannabis derivatives for scientific research purposes; and production of cannabis derivatives for exportation. OWP SAS holds all of these licenses.

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

On December 3, 2018, by means of resolution 1256 of 2018, Colombia´s Ministry of Justice granted OWP SAS a supplementary Quota for growing psychoactive mother plants; six for each of 13 varieties, for a total of 78 “mother” plants. However, before we commence the commercial sale of our psychoactive products (greater than 1% THC content), we will need to obtain Quotas from the Ministry of Health. This will require us to conduct successful agricultural characterization tests approved by and registered with the ICA/Ministry of Agriculture and Rural Development, and stabilized extracts characterization tests approved by INVIMA/Ministry of Health, of product samples grown by us under Quotas obtained from the Ministry of Justice. We have already requested from the Ministry of Health and Justice our annual Quotas for the export sale of psychoactive ingredients in 2022, and are awaiting the issuance of such Quotas in order to start our production process.

Strains of Cannabis

Strains of cannabis are registered in Colombia in two manners:

●	Registration of the Genetic Pool or “Fuente Semillera”: Under Article 2.8.11.11.1 of the Decree, licensed producers of cannabis had until December 31, 2018 to register the genetics of strains of cannabis with the ICA. Under this transitory article, the government allowed a limited period for licensed producers of cannabis to source genetics currently available in Colombia and register these as their “fuente semillera”. We registered 25 varieties under this article. This registration enables us to grow our own strains of cannabis as opposed to having to purchase registered strains from other licensed producers.

●	Registration Under the “Registro Nacional de Cultivares Comerciales”: Licensed producers of cannabis have to be granted a breeding/research license to be able to develop, select and trial stabilized cannabis cultivars. This registration allows licensed producers to register unique and stable varieties of cannabis for commercial production within Colombia. We were granted such license in the first quarter of 2018. Licensed producers can then request from ICA a registration trial, which is a field flowering trial with the supervision of ICA officials. The data collected in these trials can lead to registration of the cultivar in the National Registrar. Only registered varieties will be allowed to be produced commercially. We have received full registration for 3 non-psychoactive high CBD strains which have been approved for sale. We have also received permission to take 13 psychoactive THC strains through this process. In 2023, we maintained the registered varieties allowed for commercialization.

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

Principal Executive Offices

Our principal executive offices are located at 6605 Grand Montecito Pkwy, Suite 100, Las Vegas, Nevada 89149. Our telephone number is (800) 605-3210. We believe our facilities are adequate to meet our current and near-term needs.

Employees

As of December 31, 2023, we had 10 full-time employees. Since inception, we have never had a work stoppage, other than due to the Covid-19 quarantine from March 2020 through May 25, 2020, and our employees are not represented by labor unions. We consider our relationship with our employees to be positive.

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

Risks Relating to our Business

Limited Operating History

We are an early-stage company that has generated minimal revenues and we have a limited operating history upon which our business and future prospects may be evaluated. We are subject to all of the business risks and uncertainties associated with any new business enterprise in the cannabis industry, including the risk that we will not achieve our operating goals. In order for us to meet future operating requirements, we will need to successfully grow, harvest and/or sell our cannabis products. Until such time as we are able to fund our business from operations, we will be required to raise funds through various sources, including the sale of equity and debt securities, Failure to generate cash from operations and to reach profitability may adversely affect our success.

We have had a history of losses, we expect losses in the future, and there can be no assurance that we will become profitable in the future.

We have experienced operating losses on an ongoing basis. For the years ended December 31, 2023 and 2022, we incurred net losses of $3,953,321 and $3,059,477, respectively. As of such dates, we had accumulated deficits of $26,929,686 and $22,976,365, respectively. We expect our losses to continue for the foreseeable future. These continuing losses may be greater than current levels. If our revenues do not increase substantially or if our expenses exceed our expectations, we may never become profitable. Even if we do achieve profitability, we may not sustain profitability on a quarterly or annual basis in the future.

Our auditor has given us a “going concern” qualification, which questions our ability to continue as a going concern without additional financing.

Our independent certified public accountant has added an emphasis paragraph to its report on our financial statements for the year ended December 31, 2023 regarding our ability to continue as a going concern. Key to this determination is our recurring net losses, an accumulated deficit, and a working capital deficiency. In the event sales do not materialize at expected levels, management would seek additional financing or would conserve cash by further reducing expenses. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations or cause substantial dilution for our stockholders. If we are unable to obtain additional funds, our ability to carry out and implement our planned business objectives and strategies will be significantly delayed, limited or may not occur. We cannot guarantee that we will become profitable.

Our Wholly-owned Colombian Subsidiary, OWP SAS, is Operating under Court Supervision Pursuant to a Reorganization Proceeding

OWP SAS experienced significant operational and managerial challenges over the past several years, resulting in the accumulation of financial obligations of approximately $1.2 million, which are substantially past due. OWP SAS filed for protection under Colombian Law 1116 of 2006, which is the primary legislation governing business insolvency proceedings (restructuring and liquidation) (“Reorganization Proceedings”) in Colombia on December 22, 2023. There are many risks attendant to the Reorganization Proceeding, including OWP SAS’s ability to obtain approval from the court to conduct its normal business operations, maintain its cannabis licenses, satisfy its financial obligations to its creditors, the availability of operating capital during the pendency of its Restructuring Proceeding, the length of time that the Company will operate in the Reorganization Proceedings and the possibility that it may be unable to obtain any additional funding. Failure to achieve any of these objectives could have a material adverse effect on the business of the Company and OWP SAS.

Change of Cannabis Laws, Regulations and Guidelines

Cannabis laws and regulations in Colombia and other jurisdictions where we intend to transact business are dynamic and subject to evolving interpretations which could require us to incur substantial costs associated with compliance or alter certain aspects of our business plan. Regulations may be enacted in the future that will be directly applicable to certain aspects of our cultivation, manufacturing and exporting businesses for our cannabis and hemp related products. We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our business. Management expects that the legislative and regulatory environment in the cannabis industry in Colombia and internationally will continue to be dynamic and will require innovative solutions to comply with this changing legal landscape in this nascent industry for the foreseeable future. Compliance with any such legislation may have a material adverse effect on our business, financial condition and results of operations.

Public opinion can also exert a significant influence over the regulation of the cannabis industry. A negative shift in the public’s perception of the cannabis industry could affect future legislation or regulation in different jurisdictions.

Reliance on Colombian Licenses, Authorizations and Quotas

Our ability to import seeds, grow, manufacture, distribute and sell cannabis and hemp in Colombia or internationally is dependent on our ability to sustain and/or obtain the necessary licenses and authorizations by certain authorities in Colombia and/or the importing jurisdiction. The licenses and authorizations are subject to ongoing compliance and reporting requirements and our ability to obtain, sustain or renew any such licenses and authorizations on acceptable terms is subject to changes in regulations and policies and to the discretion of the applicable authorities or other governmental agencies in foreign jurisdictions. Failure to comply with the requirements of the licenses or authorizations or any failure to maintain the licenses or authorizations would have a material adverse impact on our business, financial condition and operating results. In addition, Colombian regulators limit the cultivation and sale of psychoactive cannabis by quotas issued on an annual basis to licensed producers.

Although we believe that we will meet the requirements to obtain, sustain or renew the necessary licenses and authorizations, there can be no guarantee that the applicable authorities will issue these licenses or authorizations. In addition, to date we have not been issued quotas from Colombian regulatory authorities that would allow us to commence the commercial sale of psychoactive cannabis products in Colombia. Should the authorities fail to issue the necessary licenses or authorizations, including required quotas, we may be curtailed or prohibited from the production and/or distribution of cannabis and hemp or from proceeding with the development of our operations as currently proposed and our business, financial condition and results of the operation may be materially adversely affected.

Regulatory Compliance Risks

Achievement of our business objectives of becoming a producer of raw cannabis and hemp related products is contingent, in part, upon compliance with regulatory requirements enacted by applicable governmental authorities and obtaining all regulatory approvals, where necessary, for the sale of our products in Colombia and other jurisdictions where we intend to distribute and sell our products. We will incur ongoing costs and obligations related to regulatory compliance. Failure to comply with applicable laws, regulations and permitting requirements may result in enforcement actions thereunder, including orders issued by regulatory or judicial authorities causing operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment, or remedial actions. Civil or criminal fines or penalties may be imposed on us for violations of applicable laws or regulations. Vigorous enforcement of these laws could require extensive changes to our operations, increase our compliance costs or give rise to material liabilities, which could have a material adverse effect on our business, results of operations and financial condition.

Competition

There are many companies engaged in the cannabis business who we will compete with, including larger and more established companies with substantially greater marketing, financial, human and other resources than we have. These companies include PharmaCielo, CannaVida, Empresa Colombiana de Cannabis, Khiron Life Sciences Corp., MedCan, Canopy Growth Corporation, and Clever Leaves. Although we believe we are competitively positioned to be a leader in the medicinal cannabis industry given our early entry into the market, the management team’s expertise in medical product branding, marketing, quality control, and market relationships, competition in the medical cannabis industry is growing quickly. As more competitors enter the market, prices may be reduced. We believe our approach in creating brand loyalty will allow us to effectively compete in the market but there is no assurance that will be the case, and our competitors may adopt a similar or identical approach. To date, we have obtained four licenses in Colombia that authorize us to engage in cannabis activities, and there are currently few authorized Colombian producers. However, Colombia offers an open process to apply for licenses and there are no significant barriers to entry. As a result, our ability to generate revenues and earnings may be reduced as competition intensifies, thereby causing a material adverse effect on our business and financial condition.

Ability to Establish and Maintain Bank Accounts

Many banking institutions in countries where we or our prospective customers operate will not accept payments related to the cannabis industry due to domestic laws and regulations or pressure exerted by the United States on banks with laws subject to the laws of the United States (including, the Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (USA PATRIOT Act)). Failure to conduct our business through normal banking channels may impede our ability to make payments for goods and services and transact business in the ordinary course. Failure to operate in normal banking channels may also increase our cost of doing business and adversely impact our business. In the event financial service providers do not accept accounts or transactions related to the cannabis industry, it is possible that we may be required to seek alternative payment solutions. If the industry was to move toward alternative payment solutions, we would have to adopt policies and protocols to manage the Company’s exposure to foreign exchange and interest rate risks. Our inability to effectively manage such risks may adversely affect our operations and financial performance.

Anti-Money Laundering Laws and Regulations

We are subject to a variety of laws and regulations within Colombia and internationally that are designed to prevent money laundering and proceeds of crime through strict financial recordkeeping. In the event that any of our investments, or any proceeds thereof, any dividends or distributions therefrom, or any profits or revenues accruing from such investments are found to be in violation of money laundering legislation or otherwise, such transactions may be viewed as proceeds of crime under applicable legislation. Money laundering laws could restrict or otherwise jeopardize our ability to declare or pay dividends, effect other distributions or subsequently cause the repatriation of such funds to the United States or to any shareholders’ jurisdiction of residence. Furthermore, while we have no current intention to declare or pay dividends on our common stock in the foreseeable future, in the event that a determination was made that the revenues from our cannabis operations could reasonably be shown to constitute proceeds of crime, we may decide or be required to suspend the declaration, and or, payment of dividends without advance notice and for an extended or indefinite period of time.

Foreign Trade Policies

Our international operations are subject to inherent risks, including changes in the regulations governing the flow of cannabis products between countries, fluctuations in cross-currency rates, discriminatory fiscal policies, unexpected changes in local regulations and laws and the uncertainty of enforcement of remedies in foreign jurisdictions. In addition, foreign jurisdictions could impose tariffs, quotas, trade barriers and other similar restrictions on our international sales and subsidize competing cannabis products. All of these risks could result in increased costs or a reduction in revenues.

United States Regulation

Although we do not believe that our limited U.S. activity will subject us to regulation under U.S. federal or state laws applicable to the sale of cannabis and marijuana products, we cannot assure you that current or future U.S. laws and regulations will not detrimentally affect our business. Local, state and federal cannabis laws and regulations in the United States are constantly changing and they are subject to evolving interpretations, which could require us to incur substantial costs associated with compliance or to alter one or more of our product or service offerings. In addition, violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our revenues, profitability, and financial condition. We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our business.

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

Legal Proceedings

From time to time, we may be a party to legal and regulatory proceedings, including matters involving governmental agencies, entities with whom we transact business and other proceedings arising in the ordinary course of business. We will evaluate our exposure to these legal and regulatory proceedings and establish reserves for the estimated liabilities in accordance with generally accepted accounting principles. Assessing and predicting the outcome of these matters involves substantial uncertainties. Unexpected outcomes in these legal proceedings, or changes in management’s evaluations or predictions and accompanying changes in established reserves, could have an adverse impact on our financial results.

Environmental Regulations

We are subject to Colombian environmental laws governing the use of natural resources, which prohibit such use that causes harm to the interests of the community or of third parties. Parties that cause environmental damage while acting under the authority of a permit and, or license, are responsible for incurring the costs to rectify the damage. The imposition of environmental sanctions in addition to civil and criminal penalties may be imposed. Environmental damage caused while a party is acting without a license may lead to the imposition of sanctions, in addition to civil or criminal proceedings. Parties that cause environmental damage, in addition to sanctions or penalties that apply, are also required to carry out studies to assess the characteristics of the damage. Colombian environmental authorities may investigate potential claims, authorize preventative measures, or impose sanctions on parties breaching environmental law. Any such measures imposed on us could have a material adverse effect on our business.

Demand for Cannabis and Derivate Products

The global sale of cannabis and hemp products is a new industry as a result of recent legal and regulatory changes. Although we expect demand for licensed cannabis to exceed supply produced by licensed producers, there is a risk that such demand does not develop as anticipated. Further, there is a risk that the adoption rate by pharmacies to sell medical cannabis is lower than expected or that such adoption rate may take longer than anticipated. There is also a risk that the international export market for medicinal cannabis and extracts, such as CBD, CBG and CBC, will not materialize as projected or not be commercially viable. Should any of such events materialize, the result may have a material adverse effect on our business, operations and financial condition.

Weather, Climate Change and Risks Inherent in an Agricultural Business

Our business involves growing and/or sourcing cannabis and related products, which is an agricultural product. Although our medical cannabis is intended to be grown in greenhouses, hemp used as feedstock for medicinal extracts and derivatives will be grown both outdoors and in greenhouses. The occurrence of severe adverse weather conditions, especially droughts, hail, floods or frost, is unpredictable and may have a potentially devastating impact on agricultural production and may otherwise adversely affect the supply of cannabis and hemp. Adverse weather conditions may be exacerbated by the effects of climate change and may result in the introduction and increased frequency of pests and diseases. The effects of severe adverse weather conditions may reduce our yields or require us to increase our level of investment to maintain yields. Additionally, higher than average temperatures and rainfall can contribute to an increased presence of insects and pests, which could negatively affect cannabis crops. Future droughts could reduce the yield and quality of our cannabis production, which could materially and adversely affect our business, financial condition and results of operations.

The occurrence and effects of plant disease, insects and pests can be unpredictable and devastating to agriculture, potentially rendering all or a substantial portion of the affected harvests unsuitable for sale. Even if only a portion of the crop and, or, production is damaged, our results of operations could be adversely affected as all or a substantial portion of the production costs may have been incurred. Although some plant diseases are treatable, the cost of treatment can be high and such events could adversely affect our operating results and financial condition. Furthermore, if we fail to control a given plant disease and the production is threatened, we may be unable to supply our customers, which could adversely affect our business, financial condition and results of operations. There can be no assurance that natural elements will not have a material adverse effect on any such production.

Product Liability

As a manufacturer, distributor and/or seller of cannabis products designed to be ingested or inhaled by humans, we face an inherent risk of exposure to product liability claims, regulatory action and litigation if our products are alleged to have caused damages, loss or injury. In addition, the sale of our cannabis products involves the risk of injury to consumers due to tampering by unauthorized third parties or product contamination. Adverse reactions resulting from human consumption of our cannabis products alone or in combination with other medications or substances could occur. We may be subject to various product liability claims, including, among others, that our products caused injury or illness, include inadequate instructions for use or include inadequate warnings concerning health risks, possible side effects or interactions with other substances. A product liability claim or regulatory action against us could result in increased costs, could adversely affect our reputation with our clients and consumers generally, and could have a material adverse effect on our results of operations and financial condition. There can be no assurances that we will be able to obtain or maintain product liability insurance on acceptable terms or with adequate coverage against potential liabilities. Such insurance is expensive and may not be available in the future on acceptable terms, or at all.

Energy Prices and Supply

We may require substantial amounts of diesel and electric energy and other resources to harvest and transport cannabis and hemp. We rely upon third parties for our supply of energy resources used in our operations. The prices for and availability of energy resources may be subject to change or curtailment, respectively, due to, among other things, new laws or regulations, imposition of new taxes or tariffs, interruptions in production by suppliers, imposition of restrictions on energy supply by government, worldwide price levels and market conditions. If our energy supply is curtailed for an extended period of time and we are unable to find replacement sources at comparable prices, or at all, our business, financial condition and results of operations would be materially and adversely affected.

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

Emerging Market Risks

Emerging market investment generally poses a greater degree of risk than investment in more mature market economies as developing market economies are more susceptible to destabilization resulting from domestic and international developments.

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

Risks Related to Conducting Operations in Colombia

We were recently granted medicinal cannabis licenses in Colombia. Over the past 10 to 15 years, the Government of Colombia has made strides in improving the social, political, economic, legal and fiscal regimes. However, operations in Colombia remain subject to risk due to the potential for social, political, economic, legal and fiscal instability. The Government of Colombia faces ongoing problems including, but not limited to, unemployment and inequitable income distribution and unstable neighboring countries. The instability in neighboring countries could result in an influx of immigrants resulting in a humanitarian crisis and/or increased illegal activities. Colombia is also home to a number of insurgency groups and large swaths of the countryside are under guerrilla influence. In addition, Colombia experiences narcotics-related violence, a prevalence of kidnapping, extortion and thefts and civil unrest in certain areas of the country. Such instability may require us to suspend operations on our properties.

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

General Business Risks

Inability to Manage Growth

We may not be able to effectively manage our growth as a producer, manufacturer and exporter of cannabis and hemp products. Our strategy envisions growing our business. We plan to expand our production and manufacturing capability and create a global distribution network. Any growth in or expansion of our business is likely to continue to place a strain on our management and administrative resources, infrastructure and systems. As with other growing businesses, we expect that we will need to further refine and expand our business development capabilities, our systems and processes and our access to financing sources. We also will need to hire, train, supervise and manage new employees. These processes are time consuming and expensive, will increase management responsibilities and will divert management attention. We cannot assure you that we will be able to:

●	cultivate and/or source cannabis material in Colombia and expand our manufacturing processes and systems in our facilities in Colombia;
●	execute and perform under our current manufacturing and distribution agreements with Smokiez Edibles and Kx Family Care;
●	raise additional capital to fund our operations;
●	identify and hire qualified employees or retain valued employees; or
●	obtain and maintain necessary licenses in relevant jurisdictions

Our inability, or failure to effectively manage, our growth and expansion could harm our business and materially and adversely affect our operating results and financial condition.

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

Limited Management Team

Our limited senior management team size may hamper our ability to effectively manage a publicly traded company while operating our business. Our management team has experience in the management of publicly traded companies and complying with federal securities laws, including compliance with recently adopted disclosure requirements on a timely basis. They realize it will take significant resources to meet these requirements while simultaneously working on cultivating, developing and distributing our cannabis and hemp related products. Our management will be required to design and implement appropriate programs and policies in responding to increased legal, regulatory compliance and reporting requirements, and any failure to do so could lead to the imposition of fines and penalties and harm our business.

Risks Related to our Common Stock

Limited Trading

Although prices for shares of our common stock are quoted on the OTCQB tier of the OTC Markets, there is limited trading and no assurance can be given that an active public trading market will develop or, if developed, that it will be sustained. The OTC Markets is generally regarded as a less efficient and less prestigious trading market than other national markets. There is no assurance if or when our common stock will be quoted on another more prestigious exchange or market. The market price of our common stock is may be volatile as there will likely be a limited trading market for the stock, which may cause transactions of small blocks of stock to have a disproportionate impact on the stock price.

We may issue additional stock without stockholder consent.

Our Board of Directors has authority, without action or vote of the stockholders, to issue all or part of our authorized but unissued shares. Additional shares may be issued in connection with future financing, acquisitions, employee stock plans, or otherwise. Any such issuance will dilute the percentage ownership of existing stockholders. The Board of Directors can also issue preferred stock in one or more series and fix the terms of such stock without stockholder approval. Preferred stock may include the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion and redemption rights and sinking fund provisions. The issuance of preferred stock could adversely affect the rights of the holders of common stock and reduce the value of the common stock. In addition, specific rights granted to holders of preferred stock could discourage, delay or prevent a transaction involving a change in control of our company, even if doing so would benefit our stockholders. Such issuance could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and to cause us to take other corporate actions you desire.

Broker-dealers may be discouraged from effecting transactions in our common stock because it is considered a penny stock and is subject to the penny stock rules.

Our common stock currently constitutes “penny stock.” Subject to certain exceptions, for the purposes relevant to us, “penny stock” includes any equity security that has a market price of less than $5.00 per share. Rules 15g-1 through 15g-9 promulgated under the Securities Exchange Act of 1934, as amended, impose sales practice and disclosure requirements on certain brokers-dealers who engage in certain transactions involving a “penny stock.” In particular, a broker-dealer selling penny stock to anyone other than an established customer or “accredited investor” (generally, an individual with net worth in excess of $1,000,000 or an annual income exceeding $200,000, or $300,000 together with his or her spouse), must make a special suitability determination for the purchaser and must receive the purchaser’s written consent to the transaction prior to sale, unless the broker-dealer or the transaction is otherwise exempt. In addition, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt. A broker-dealer is also required to disclose commissions payable to the broker-dealer and the registered representative and current quotations for the securities. Finally, a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer’s account and information with respect to the limited market in penny stocks.

The additional sales practice and disclosure requirements imposed upon broker-dealers may discourage broker-dealers from effecting transactions in our shares, which could severely limit the market liquidity of the shares and impede the sale of our shares in the secondary market.

Because our Board of Directors does not intend to pay dividends on our common stock in the foreseeable future, stockholders may have to sell their shares of our common stock to realize a return on their investment in the company.

Holders of our common stock are entitled to receive dividends if, and when, declared by our Board of Directors out of funds legally available. To date, we have paid no dividends. Our Board of Directors does not intend to declare any dividends in the foreseeable future, but instead intends to retain all earnings, if any, for use in our business operations. Accordingly, a return on an investment in shares of our common stock may be realized only through a sale of such shares, if at all.

Control of Common Stock will Influence Decision Making

Our officers, directors and principal stockholders are able to exert significant influence over us and may make decisions that are not in the best interests of all stockholders. Our officers, directors and principal stockholders (greater than 5% stockholders) collectively own approximately 87.0% of our fully-diluted common stock. As a result of such ownership, these stockholders are able to affect the outcome of, or exert significant influence over, all matters requiring stockholder approval, including the election and removal of directors and any change in control. In particular, this concentration of ownership of our common stock could have the effect of delaying or preventing a change of control of our company or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of our company. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our stockholders from realizing a premium over the market prices for their shares of our common stock.

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

Risks Relating to Our Agreements with Tysadco Partners, LLC

The sale of our common stock to Tysadco may cause dilution, and the sale of the shares of common stock acquired by Tysadco, or the perception that such sales may occur, could cause the price of our common stock to fall.

Pursuant to a Purchase Agreement, Tysadco has committed to purchase up to an aggregate of $10,000,000 of our common stock. The shares that may be sold pursuant to the Purchase Agreement in the future may be sold by us to Tysadco at our discretion from time to time, commencing three years from February 9, 2024, the date the SEC declared the registration statement effective. The per share purchase price for the shares that we may sell to Tysadco under the Purchase Agreement will fluctuate based on the price of our common stock, and will be equal to 88% of the of the lowest daily volume weighted average price of our common stock during the period of 10 trading days beginning five trading days preceding the day we deliver the applicable put notice to Tysadco. Depending on market liquidity at the time, sales of shares of common stock to Tysadco may cause the trading price of our common stock to fall.

We generally have the right to control the timing and amount of any sales of our shares to Tysadco, except that, pursuant to the Purchase Agreement, we may not sell shares to Tysadco if the sale would result in its beneficial ownership of more than 4.99% of our outstanding common stock. Tysadco may ultimately purchase all, some or none of the shares of our common stock that may be sold pursuant to the Purchase Agreement and, after it has acquired shares, Tysadco may sell all, some or none of those shares. Therefore, sales to Tysadco by us could result in substantial dilution to the interests of other holders of our common stock. Additionally, the sale of a substantial number of shares of our common stock to Tysadco, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

Tysadco will pay less than the then-prevailing market price for our common stock for purchases under the Purchase Agreement.

The common stock to be issued to Tysadco pursuant to the Purchase Agreement will be purchased at a 12% discount to the lowest volume weighted average price of our common stock during the during the period of 10 trading days beginning five trading days preceding the day we deliver the applicable put notice to Tysadco. Tysadco has a financial incentive to sell our common stock immediately upon receiving the shares to realize the profit equal to the difference between the discounted price and the market price. If Tysadco sells the shares, the price of our common stock could decrease. If our stock price decreases, Tysadco may have a further incentive to sell the shares of our common stock that it holds. These sales may have a further impact on our stock price.

We may not be able to put to Tysadco all $10,000,000 of shares available under the Purchase Agreement.

The Purchase Agreement provides for the purchase by Tysadco of up to $10,000,000 of shares of our common stock. Our ability to draw down funds and sell shares under the Purchase Agreement requires the satisfaction of a number of conditions, including that the registration statement of which this prospectus is a part be declared effective by the SEC and continue to be effective at the time of the put, as well as Tysadco’s compliance with its obligations under the Purchase Agreement. Accordingly, there can be no guarantee that we will be able to draw down all or any portion of the $10,000,000 available to us under the Purchase Agreement.

ITEM 1B. Unresolved Staff Comments

Not Applicable.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

We periodically assess risks from cybersecurity threats, and monitor our information systems for potential vulnerabilities. However, to date, given the small size of our company and the nature of our operations, our reliance on information systems has been limited to the use of standard off-the-shelf software (such as Google, QuickBooks and Microsoft Office) and the use by our employees of standard personal computers. Accordingly, management has not implemented any formal process for assessing, identifying, and managing risks from cybersecurity threats.

Risks from cybersecurity threats have, to date, not materially affected us, our business strategy, results of operations or financial condition. We discuss how cybersecurity incidents could materially affect us in our risk factor disclosures in Item 1A of this Annual Report on Form 10-K.

Governance

As discussed above, given the nature of our current operations and our experience to date, we do not currently perceive cybersecurity as a particularly significant risk to our business. Accordingly, we have not tasked our Board of Directors with any additional cybersecurity oversight duties, or designated any committee of the Board of Directors to specifically oversee cybersecurity risks to our business.

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

ITEM 3. Legal Proceedings

Due to challenging economic conditions, OWP SAS filed for protection under Colombian Law 1116 of 2006, which is the primary legislation governing business insolvency proceedings (restructuring and liquidation) (“Reorganization Proceedings”) in Colombia on December 22, 2023. As of December 31, 2023, OWP SAS is involved in a total of 23 separate lawsuits for various civil and labor disputes in the municipal civil courts in Colombia, in the Cities of Bogota, Cali. Funza and Popayán. If the civil courts rule against OWP SAS, we estimate the potential liability from these claims is approximately $310,000. However, this is only an estimate, and our potential liability could be greater.

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

	High	Low
Fiscal Year Ended December 31, 2023
First Quarter	$0.13	$0.05
Second Quarter	$0.10	$0.05
Third Quarter	$0.12	$0.06
Fourth Quarter	$0.10	$0.02

Fiscal Year Ended December 31, 2022
First Quarter	$0.14	$0.08
Second Quarter	$0.24	$0.07
Third Quarter	$0.19	$0.09
Fourth Quarter	$0.13	$0.07

As of May 13, 2024, there were approximately 77 shareholders of record of our common stock. Such number does not include any shareholders holding shares in nominee or “street name”. As of May 13, 2024, there were 104,329,919 shares of common stock outstanding on record.

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

Equity Compensation Plan Information

This following table provides information about shares our common stock that may be issued under our options outstanding at December 31, 2023. Other than individual options outstanding reflected in the table below, we did not have any shares authorized for issuance under equity plans at December 31, 2023.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	5,392,000	$0.15	4,608,000
Equity compensation plans not approved by security holders (1)	19,511,650	0.24	N/A
Total	21,753,650	$0.23	5,258,000

(1) Represents options to purchase 5,500,000 shares of common stock at a per share exercise price of $0.13 issued outside of our option plan to our CEO, Isiah L. Thomas, III, and warrants to purchase a total of 12,011,650 and 2,000,000 shares of common stock at $0.25 and $0.50 per share, respectively.

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

Recent Sales of Unregistered Securities

Common Stock Issued for Series B Preferred Stock Conversions

On November 16, 2023, a shareholder converted 10,000 shares of Series B Preferred Stock into 1,000,000 shares of common stock, restricted in accordance with Rule 144, to Tysadco Partners, LLC.

Common Stock Sales

On October 2, 2023, the Company sold 1,000,000 shares of common stock, restricted in accordance with Rule 144, to an accredited investor for proceeds of $100,000.

Common Stock Issued as Consideration on Debt Financing

On December 7, 2023, the Company issued 269,261, restricted in accordance with Rule 144, to AJB Capital as consideration on debt financing.

Common Stock Issued for Services

On November 21, 2023, the Company issued 250,000 shares of common stock, restricted in accordance with Rule 144, to a consultant for services provided.

On October 4, 2023, the Company issued 572,083 shares of common stock, restricted in accordance with Rule 144, to ClearThink Capital Partners, LLC, for services provided.

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

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company for the fiscal years ended December 31, 2023 and 2022. The discussion and analysis that follows should be read together with the section entitled “Forward Looking Statements” and our financial statements and the notes to the financial statements included elsewhere in this annual report on Form 10-K.

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

Overview

We plan to be a producer of and/or source raw and processed cannabis and hemp plant ingredients for both medical and industrial uses across the globe. The Company is a holding company and conducts its business in Colombia through OWP SAS, its wholly-owned subsidiary. OWP SAS has received licenses from the Colombian government to cultivate, produce and distribute the raw ingredients of the cannabis and hemp plant for medicinal, scientific and industrial purposes in the town of Esmeralda-Popayán, Cauca, Colombia.

We are in the process of acquiring another Colombian subsidiary within the Bogota free trade zone, which has all requisite licenses for the cultivation, production, distribution and export of cannabis and hemp infused products, and will serve as the Company’s primary base of operations in the Colombian market. Establishing operations within the free trade zone provides favorable import/export commercial terms and taxation, and will improve logistics and the overall operating efficiencies for the Company due to the close proximity of El Dorado International Airport and the commercial, economic and cultural center of the city of Bogota itself.

OWP SAS owns approximately 30 acres and has a covered greenhouse built specifically to cultivate high-grade cannabis and hemp. In addition, we entered into agreements with a local farming co-operative, under which they will cultivate cannabis on up to approximately 140 acres of land using our seeds and propagation techniques, and sell their harvested products to us on an exclusive basis. We planted our first crop of cannabis in 2018, which we harvested in the first quarter of 2019 for the purpose of further research and development activities and quality control testing of the cannabis we have produced.

We have generated revenues since the second quarter of 2020. Between August 2021 and March 2022, we made payments of approximately $1,400,000 for the purchase of a state-of-the-art distillation machine that cleared customs and is currently located in a warehouse near Bogota. We intend to build out an extraction and production facility in the Bogota free trade zone adjacent to El Dorado International Airport in Bogota after we execute a lease for this location. Once the extraction equipment is placed in service, we will be one of the few companies in Colombia to both hold licenses and possess the capability to extract high-quality CBD and THC oils.

Due to challenging economic conditions and under prior management, OWP SAS experienced significant operational and managerial challenges in 2022 and 2023, resulting its accumulation of financial obligations of approximately $1.2 million, which are substantially past due. Without adequate resources and in an effort to forestall the imposition of interest, late charges, fines and any court-mandated order(s) to cease operations, OWP SAS filed for protection under Colombian Law 1116 of 2006, which is the primary legislation governing business insolvency proceedings (restructuring and liquidation) (“Reorganization Proceedings”) in Colombia on December 22, 2023. During the Reorganization Proceeding, management intends to satisfy OWP SAS’s continuing financial obligations through the negotiation and/or settlement with creditors and the Colombian governmental authorities. Subject to court approval, the Company intends to continue normal operations, which consists of providing cannabinoids in bulk for the domestic and international markets, including the raw material for our brands and affiliate companies. At this time, the Company cannot predict the length of time of the Reorganization Proceeding. The Company has deconsolidated its foreign subsidiaries until it emerges from the Reorganization Proceedings to include the petitioning entity, OWP SAS, as well as the Company’s non-operating shell entities, Agrobase, S.A.S. and Hope Colombia, S.A.S., given the lack of independently identifiable operations. The deconsolidation resulted in a loss on deconsolidation of foreign subsidiaries in the amount of $1,564,823 for the year ended December 31, 2023.

We expect to start exporting products in 2024, including CBD flower and distillate oil. Our product pipeline may include premium coffee certified by the Colombian National Coffee Federation infused with CBD, teas infused with CBD and a series of wellness products, including sports CBD energy drinks for optimum performance, CBD facial and body creams for anti-inflammatory and anti-aging use and white label commercial agreements with partners in Europe, USA, and Latin America. We recently entered into strategic partnerships with Smokiez Edibles in Colombia and Stephen Marley’s Kx Family Care. There can be no assurances that these strategic partnerships will generate revenues or be profitable for the Company.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the following entities, all of which were under common control and ownership at December 31, 2023:

State of
Name of Entity	Incorporation	Relationship
One World Products, Inc.(1)	Nevada	Parent
OWP Ventures, Inc.(2)	Delaware	Subsidiary
One World Pharma S.A.S.(3)(6)	Colombia	Subsidiary
Colombian Hope, S.A.S.(4)(6)	Colombia	Subsidiary
Agrobase, S.A.S.(5)(6)	Colombia	Subsidiary

(1)	Holding company in the form of a corporation.
(2)	Holding company in the form of a corporation and wholly-owned subsidiary of One World Products, Inc.
(3)	Wholly-owned subsidiary of OWP Ventures, Inc. since May 30, 2018, located in Colombia and legally constituted as a simplified stock company registered in the Chamber of Commerce of Bogotá on July 18, 2017. Its headquarters are located in Bogotá.
(4)	Wholly-owned subsidiary of OWP Ventures, Inc., acquired on November 19, 2019, located in Colombia and legally constituted as a simplified stock company. This company has yet to incur any substantive income or expenses.
(5)	Wholly-owned subsidiary of OWP Ventures, Inc., formed on September 12, 2019, located in Colombia and legally constituted as a simplified stock company. This company has yet to incur any substantive income or expenses.
(6)	Deconsolidated subsidiary post-petition for reorganization under Colombian Law 1116 of 2006 on December 22, 2023. The operations prior to December 22, 2023 have been included in the Consolidated Financial Statements for the Year Ended December 31, 2023, but the assets and liabilities of the subsidiaries have been deconsolidated and omitted from the Balance Sheet for the Year Ended December 31, 2023.

The consolidated financial statements herein contain the operations of the wholly-owned subsidiaries listed above. The Company’s headquarters are located in Las Vegas, Nevada and substantially all of its production efforts are within Popayán, Colombia.

Foreign Currency Translation

The functional currency of the Company is Colombian Peso (“COP”). The Company has maintained its financial statements using the functional currency, and translated those financial statements to the US Dollar throughout this report. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income (loss) for the respective periods.

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

Basic and Diluted Loss Per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended December 31, 2023 and 2022, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Results of Operations for the Years ended December 31, 2023 and 2022

The following table summarizes selected items from the statement of operations for the years ended December 31, 2023 and 2022.

	For the Years Ended
	December 31,		Increase /
	2023	2022	(Decrease)

Revenues	$7,589	$125,662	$(118,073)
Cost of goods sold	173,122	300,757	(127,635)
Gross loss	(165,533)	(175,095)	(9,562)

Operating expenses:
General and administrative	1,289,656	1,587,017	(297,361)
Professional fees	591,416	431,737	159,679
Depreciation expense	34,266	42,287	(8,021)
Total operating expenses:	1,915,338	2,061,041	(145,703)

Operating loss	(2,080,871)	(2,236,136)	(155,265)

Total other expense	(1,872,450)	(823,341)	1,049,109

Net loss	$(3,953,321)	$(3,059,477)	$(670,979)

Revenues

Revenues for the year ended December 31, 2023 were $7,589, compared to $125,662 during the year ended December 31, 2022, a decrease of $118,073, or 94%. Revenues decreased as we transitioned to new management at our operating facility.

Cost of Goods Sold

Cost of goods sold for the year ended December 31, 2023 were $173,122, compared to $300,757 during the year ended December 31, 2022, a decrease of $127,635, or 42%. Cost of goods sold consists primarily of labor, depreciation and maintenance on cultivation and production equipment, and supplies consumed in our operations. Our gross margins were approximately negative 2,181% for the year ended December 31, 2023, compared to negative 139% during the year ended December 31, 2022. Costs of goods sold decreased as we transitioned to new management at our operating facility.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2023 were $1,289,656, compared to $1,587,017 for the year ended December 31, 2022, a decrease of $297,361, or 19%. General and administrative expenses decreased primarily due to decreased salaries and wages and lease expenses in Colombia over the comparative period, as we transitioned to new management. The expenses for the current period consisted primarily of compensation expenses, office rent, and travel costs, including $207,233 of stock-based compensation, which consisted $89,850 of common stock and $117,383 of stock options that were issued to our officers. The expenses for the prior period consisted primarily of compensation expenses, office rent, and travel costs, including $117,388 of stock-based compensation, which consisted entirely of expense related to stock options that were issued to our officers. Stock-based compensation increased by $89,845, or 77%, for the year ended December 31, 2023, compared to the year ended December 31, 2022.

Professional Fees

Professional fees for the year ended December 31, 2023 were $591,416, compared to $431,737 during the year ended 2022, an increase of $159,679, or 37%. Professional fees included non-cash stock-based compensation of $278,353, consisting of $243,987 of common stock and $34,366 of stock options expense, during the year ended December 31, 2023, compared to $47,232, consisting entirely of stock options expense, during the year ended December 31, 2022, an increase of $231,121, or 489%. Professional fees increased primarily due to increased stock-based compensation during the current period.

Depreciation Expense

We had $34,266 of depreciation expense for the year ended December 31, 2023, compared to $42,287 of depreciation expense for the year ended December 31, 2022, a decrease of $8,021, or 19%. Depreciation expense decreased due to the prior year disposal of office equipment.

Other Income (Expense)

Other expenses, on a net basis, for the year ended December 31, 2023 were $1,872,450, compared to other expenses, on a net basis, of $823,341 for the year ended December 31, 2022. Other expense during the year ended December 31, 2023 consisted of a loss on disposal of fixed assets of $3,290, a loss of $1,564,823 on the deconsolidation of our foreign subsidiaries, and $308,741 of interest expense, including $19,603 on shares of common stock issued as commitment fees to AJB Capital on debt financing arrangements, as partially offset by a gain of $4,397 on the early extinguishment of leases and $7 of interest income. Other expenses for the year ended December 31, 2022 consisted of a loss on disposal of fixed assets of $9,041, and $956,858 of interest expense, including $339,133 on shares of series B preferred stock and common stock issued as commitment fees to Tysadco Partners on debt financing arrangements, as partially offset by $1,000 of sublease income, a gain on early extinguishment of leases of $20,148, a gain on forgiveness of PPP loan of $121,372 and $38 of interest income.

Net Loss

Net loss for the year ended December 31, 2023 was $3,953,321, or $0.05 per share, compared to $3,059,477, or $0.05 per share, during the year ended December 31, 2022, an increase of $893,844, or 29%. The net loss for the year ended December 31, 2023 included non-cash expenses consisting of $34,266 of depreciation, a $3,290 loss on disposal of fixed assets, a loss of $1,564,823 on the deconsolidation of our foreign subsidiaries, $505,189 of stock-based compensation, and $308,741 of interest expense, including $55,539 on the amortization of debt discounts and $19,603 on shares of common stock issued as commitment fees to AJB Capital on debt financing arrangements. The net loss for the year ended December 31, 2022 included non-cash expenses consisting of $42,287 of depreciation, a $9,041 loss on disposal of fixed assets, $503,753 of stock-based compensation, and $956,858 of interest expense, including $412,673 on the amortization of debt discounts and $339,133 on shares of series B preferred stock and common stock issued as commitment fees to Tysadco Partners on debt financing arrangements.

Liquidity and Capital Resources

As of December 31, 2023, the Company had current assets of $13,882, consisting of cash of $726 and other current assets of $13,156. The Company’s current liabilities as of December 31, 2023 were $3,872,111, consisting of $528,645 of accounts payable, $939,368 of accrued expenses, $196,734 of dividends payable, a convertible note payable to a related party in the amount of $750,000, and $1,457,364 of debts, including $1,146,500 owed to related parties.

The following table summarizes our total current assets, liabilities and working capital at December 31, 2023 and 2022.

	December 31,
	2023	2022
Current Assets	$13,882	$123,467

Current Liabilities	$3,872,111	$2,227,435

Working Capital	$(3,858,229)	$(2,103,968)

The following table summarizes our cash flows during the years ended December 31, 2023 and 2022, respectively.

	For the Year Ended
	December 31,
	2023	2022
Net cash used in operating activities	$(1,194,131)	$(1,380,483)
Net cash used in investing activities	(5,046)	(36,851)
Net cash provided by financing activities	1,059,500	1,317,581
Effect of exchange rate changes on cash	131,046	(8,909)
Cash removed in deconsolidated foreign subsidiaries	(1,659)	-

Net change in cash	$(10,290)	$(108,662)

The decrease in funds used in operating activities for the year ended December 31, 2023, compared to the year ended December 31, 2022, was primarily due to decreased operations in the current year as capital resources tightened.

The decrease in funds used in investing activities for the year ended December 31, 2023, compared to the year ended December 31, 2022, was due primarily to decreased purchases of fixed assets in the year ended December 31, 2023.

The decrease in funds provided by financing activities for the year ended December 31, 2023, compared to the year ended December 31, 2022, was due primarily to $558,081 of decreased net debt financing proceeds received, as partially offset by $300,000 of increased proceeds received from the sale of our securities during the year ended December 31, 2023.

Satisfaction of our Cash Obligations for the Next 12 Months

As of December 31, 2023, we had $726 of cash on hand and negative working capital of $3,858,229. On April 19, 2024, we raised approximately $1.47 million from the sale of convertible notes in the amount of $1.6 million to two accredited investors, which included the issuance of 2 million shares as a commitment fee to one investor and a pre-funded warrant to purchase 8,666,667 shares of our common stock to the other investor, of which approximately $620,000 was used to partially pay off outstanding debts. We do not currently have sufficient funds to fund our operations at their current levels for the next twelve months. As we implement our cannabis cultivation business and attempt to expand operational activities, we expect to continue to experience net negative cash flows from operations in amounts not now determinable, and will be required to obtain additional financing to fund operations. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to achieve sustainable revenues and profitable operations. Since inception, we have raised funds primarily through the sale of equity securities. We will need, and are currently seeking, additional funds to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations or cause substantial dilution for our stockholders. If we are unable to obtain additional funds, our ability to carry out and implement our planned business objectives and strategies will be significantly delayed, limited or may not occur. We cannot guarantee that we will become profitable. Even if we achieve profitability, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability and our failure to do so would adversely affect our business, including our ability to raise additional funds.

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

ITEM 8. Financial Statements and Supplementary Data

ONE WORLD PRODUCTS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of One World Products, Inc. and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of One World Products, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive loss, consolidated stockholders’ equity (deficit) and consolidated cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, TX

May 22, 2024

ONE WORLD PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2023	2022
Assets

Current assets:
Cash	$726	$11,016
Accounts receivable	-	12,355
Inventory	-	54,153
Other current assets	13,156	45,943
Total current assets	13,882	123,467

Other assets	-	179,927
Right-of-use assets	-	425,969
Security deposits	85,000	1,449,808
Fixed assets, net	-	988,536

Total Assets	$98,882	$3,167,707

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$528,645	$798,067
Accrued expenses	939,368	948,458
Deferred revenues	-	11,808
Dividends payable	196,734	137,843
Current portion of lease liabilities	-	86,235
Convertible note payable, related party, current maturities	750,000	-
Notes payable, related parties, current maturities	1,146,500	99,500
Notes payable, net of $24,136 of debt discounts at December 31, 2023	310,864	145,524
Total current liabilities	3,872,111	2,227,435

Long-term lease liability	-	341,680
Convertible note payable, related party	-	750,000
Notes payable, related parties, long-term portion	-	900,000

Total Liabilities	3,872,111	4,219,115

Series A convertible preferred stock, $0.001 par value, 500,000 shares authorized; 99,733 and 70,233 shares issued and outstanding at December 31, 2023 and 2022, respectively	997,330	702,330
Series B convertible preferred stock, $0.001 par value, 600,000 shares authorized; 238,501 and 272,168 shares issued and outstanding at December 31, 2023 and 2022, respectively	3,577,515	4,082,520

Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value, 9,200,000 shares authorized; no shares issued and outstanding at December 31, 2023 and 2022, respectively	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized; 79,827,618 and 67,202,907 shares issued and outstanding at December 31, 2023 and 2022, respectively	79,828	67,203
Additional paid-in capital	18,414,456	17,123,603
Subscriptions payable	45,000	-
Accumulated other comprehensive income (loss)	42,328	(50,699)
Accumulated (deficit)	(26,929,686)	(22,976,365)
Total Stockholders’ Equity (Deficit)	(8,348,074)	(5,836,258)

Total Liabilities and Stockholders’ Equity (Deficit)	$98,882	$3,167,707

The accompanying notes are an integral part of these consolidated financial statements.

ONE WORLD PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended
	December 31,
	2023	2022

Revenues	$7,589	$125,662
Cost of goods sold	173,122	300,757
Gross loss	(165,533)	(175,095)

Operating expenses:
General and administrative	1,289,656	1,587,017
Professional fees	591,416	431,737
Depreciation expense	34,266	42,287
Total operating expenses	1,915,338	2,061,041

Operating loss	(2,080,871)	(2,236,136)

Other income (expense):
Sublease income	-	1,000
Loss on sale of fixed assets	(3,290)	(9,041)
Gain on early extinguishment of lease	4,397	20,148
Gain on early extinguishment of debt	-	121,372
Loss on deconsolidation of foreign subsidiaries	(1,564,823)	-
Interest income	7	38
Interest expense	(308,741)	(956,858)
Total other expense	(1,872,450)	(823,341)

Net loss	$(3,953,321)	$(3,059,477)

Other comprehensive loss:
Gain on foreign currency translation	$93,027	$13,648

Net other comprehensive loss	$(3,860,294)	$(3,045,829)
Series A convertible preferred stock declared ($0.60 per share)	(58,891)	(38,923)
Net loss attributable to common shareholders	$(3,919,185)	$(3,084,752)

Weighted average number of common shares outstanding - basic and diluted	73,334,678	66,191,644

Net loss per share - basic and diluted	$(0.05)	$(0.05)

Dividends declared per share of common stock	$0.00	$0.00

The accompanying notes are an integral part of these consolidated financial statements.

ONE WORLD PRODUCTS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-In	Subscriptions	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Income (Loss)	Deficit	(Deficit)

Balance, December 31, 2021	65,233	$652,330	238,501	$3,577,515	65,599,565	$65,600	$16,843,656	$21,725	$(64,347)	$(19,916,888)	$(3,050,254)

Series A convertible preferred stock sold for cash	5,000	50,000	-	-	-	-	-	-	-	-	-

Series B convertible preferred stock sold for cash	-	-	20,000	300,000	-	-	-	-	-	-	-

Series B convertible preferred stock issued as commitment fee on ELOC	-	-	13,667	205,005	-	-	-	-	-	-	-

Common stock issued for services	-	-	-	-	1,603,342	1,603	154,250	(21,725)	-	-	134,128

Amortization of common stock options issued for services	-	-	-	-	-	-	164,620	-	-	-	164,620

Series A convertible preferred stock dividends declared ($0.60 per share)	-	-	-	-	-	-	(38,923)	-	-	-	(38,923)

Gain on foreign currency translation	-	-	-	-	-	-	-	-	13,648	-	13,648

Net loss	-	-	-	-	-	-	-	-	-	(3,059,477)	(3,059,477)

Balance, December 31, 2022	70,233	$702,330	272,168	$4,082,520	67,202,907	$67,203	$17,123,603	$-	$(50,699)	$(22,976,365)	$(5,836,258)

Series A convertible preferred stock sold for cash	25,000	250,000	-	-	-	-	-	-	-	-	-

Series A Convertible Preferred Stock issued for services	4,500	45,000	-	-	-	-	-	45,000	-	-	45,000

Series B preferred stock conversions	-	-	(33,667)	(505,005)	3,366,700	3,367	501,638	-	-	-	505,005

Common stock issued for services	-	-	-	-	3,591,344	3,591	259,849	-	-	-	263,440

Commitment shares issued pursuant to promissory note	-	-	-	-	1,666,667	1,667	40,508	-	-	-	42,175

Common stock sold for cash	-	-	-	-	4,000,000	4,000	396,000	-	-	-	400,000

Amortization of common stock options issued for services	-	-	-	-	-	-	151,749	-	-	-	151,749

Series A convertible preferred stock dividends declared ($0.60 per share)	-	-	-	-	-	-	(58,891)	-	-	-	(58,891)

Gain on foreign currency translation	-	-	-	-	-	-	-	-	93,027	-	93,027

Net loss	-	-	-	-	-	-	-	-	-	(3,953,321)	(3,953,321)

Balance, December 31, 2023	99,733	$997,330	238,501	$3,577,515	79,827,618	$79,828	$18,414,456	$45,000	$42,328	$(26,929,686)	$(8,348,074)

The accompanying notes are an integral part of these consolidated financial statements.

ONE WORLD PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2023	2022
Cash flows from operating activities
Net loss	$(3,953,321)	$(3,059,477)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	34,266	42,287
Loss on disposal of fixed assets	3,290	9,041
Gain on early extinguishment of lease	(4,397)	(20,148)
Gain on early extinguishment of debt	-	(121,372)
Loss on deconsolidation of foreign subsidiaries	1,564,823	-
Amortization of debt discounts	55,539	412,673
Series A preferred stock issued for services	90,000	-
Common stock issued for services	263,440	339,133
Stock options issued for services	151,749	164,620
Decrease (increase) in assets:
Accounts receivable	12,355	7,525
Inventory	8,362	144,442
Other current assets	30,101	112,893
Other assets	(46,615)	(32,733)
Right-of-use assets	34,391	118,347
Security deposits	-	(193,820)
Increase (decrease) in liabilities:
Accounts payable	132,138	317,921
Accrued expenses	473,497	492,794
Deferred revenues	(11,808)	(18,356)
Lease liability	(31,940)	(96,253)
Net cash used in operating activities	(1,194,130)	(1,380,483)

Cash flows from investing activities
Proceeds received on sale of fixed assets	-	6,350
Purchase of fixed assets	(5,046)	(43,201)
Net cash used in investing activities	(5,046)	(36,851)

Cash flows from financing activities
Proceeds received on convertible note payable	-	750,000
Repayment of convertible note payable	-	(750,000)
Proceeds from notes payable, related parties	147,000	99,500
Proceeds from notes payable	262,500	868,081
Proceeds from sale of preferred and common stock	650,000	350,000
Net cash provided by financing activities	1,059,500	1,317,581

Effect of exchange rate changes on cash	131,046	(8,909)
Cash removed in deconsolidated foreign subsidiaries	(1,659)	-

Net increase (decrease) in cash	(10,290)	(108,662)
Cash - beginning	11,016	119,678
Cash - ending	$726	$11,016

Supplemental disclosures:
Interest paid	$93,809	$117,112
Income taxes paid	$-	$-

Non-cash investing and financing transactions:
Dividends payable	$58,891	$38,923
Initial recognition of right-of-use assets and lease liabilities	$-	$1,962,998
Deposit on equipment settled with note payable	$35,000	$-
Accounts payable settled with exchange of equipment	$9,158	$-
Value of debt discounts attributable to commitment shares	$42,175	$-

The accompanying notes are an integral part of these consolidated financial statements.

ONE WORLD PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of Business and Significant Accounting Policies

Overview

On December 22, 2023, our wholly-owned subsidiary, One World Products, S.A.S., a Colombian Simplified Shares Company, (“OWP SAS,” or “the Debtors”), filed for protection under Colombian Law 1116 of 2006, which is the primary legislation governing business insolvency proceedings (restructuring and liquidation) (“Reorganization Proceedings”) in Colombia. The Reorganization Proceeds are similar to Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States, whereby the Company intends to restructure its debts and continue to operate.

In connection with the Reorganization Proceedings, we paused production and sales of our cannabis operations in Colombia until the Court provides the Company with a plan of reorganization, at which time the Company intends to resume operations and satisfy its obligations in Colombia in accordance with the court’s plan. Furthermore, we continued our aggressive cost-cutting actions that included significant personnel reductions. As a result of these actions, OWP SAS has no revenue-producing operations. The Company’s primary operations during the fourth quarter of 2023, and to date in 2024, have consisted of activities associated with completing the Reorganization Proceedings, resolving substantial litigation, claims reconciliation, and preparing for emergence from Reorganization Proceedings as contemplated in the yet to be determined, Proposed Plan.

Upon the date that the Proposed Plan, which is yet to be determined and remains subject to court approval, becomes effective (the “Effective Date”), and subject to the effectiveness of the Proposed Plan, it is contemplated that the near term operations of the Company (also referred to as the “Post-Effective Date Debtors”) will consist of (a) claims administration under the Proposed Plan, (b) addressing the litigation, (c) prosecuting, pursuing, compromising, settling, or otherwise disposing of other retained causes of action, (d) defending the Company against any counterclaims, (e) attempting to realize value, if any, from our assets and (f) satisfying other regulatory requirements.

In the future, the Post-Effective Date Debtors expect to explore potential business opportunities, including strategic partnerships, including those designed to maximize the Debtor’s assets, including restoration of the Company’s cannabis operations. No assurance can be made that the Proposed Plan will become effective or that we will be successful in prosecuting any claim or cause of action or that any strategic alternative will be identified and/or would result in profitable operations.

In accordance with ASC 810-10-15, the Company has deconsolidated its foreign subsidiaries until it emerges from the Reorganization Proceedings to include the petitioning entity, OWP SAS, as well as the Company’s non-operating shell entities, Agrobase, S.A.S. and Hope Colombia, S.A.S., given the lack of independently identifiable operations. The deconsolidation resulted in a loss on deconsolidation of foreign subsidiaries in the amount of $1,564,823 for the year ended December 31, 2023.

Nature of Business

One World Products, Inc. (the “Company,” “we,” “our” or “us”) was incorporated in Nevada on September 2, 2014. On February 21, 2019, we entered into an Agreement and Plan of Merger with OWP Merger Subsidiary, Inc., our wholly-owned subsidiary, and OWP Ventures, Inc. (“OWP Ventures”), which is the parent company of One World Pharma SAS, a Colombian company (“OWP SAS”). Pursuant to the Merger Agreement, we acquired OWP Ventures (and indirectly, OWP SAS) by the merger of OWP Merger Subsidiary with and into OWP Ventures, with OWP Ventures being the surviving entity as our wholly-owned subsidiary (the “Merger”). As a result of the Merger (a) holders of the outstanding capital stock of OWP Ventures received an aggregate of 39,475,398 shares of our common stock; (b) options to purchase 825,000 shares of common stock of OWP Ventures at an exercise price of $0.50 automatically converted into options to purchase 825,000 shares of our common stock at an exercise price of $0.50; (c) the outstanding principal and interest under a $300,000 convertible note issued by OWP Ventures became convertible, at the option of the holder, into shares of our common stock at a conversion price equal to the lesser of $0.424 per share or 80% of the price we sell our common stock in a future “Qualified Offering”; (d) 875,000 shares of our common stock owned by OWP Ventures prior to the Merger were cancelled; and (e) OWP Ventures’ chief operating officer became our chief operating officer and two of OWP Ventures’ directors became members of our board of directors. The Company’s headquarters are located in Las Vegas, Nevada, and all of its customers are expected to be outside of the United States. On January 10, 2019, the Company changed its name from Punto Group, Corp. to One World Pharma, Inc., and on November 23, 2021, the Company changed its name to One World Products, Inc. through the merger of One World Products, Inc., a recently formed Nevada corporation wholly-owned by the Company, with and into the Company (the “Name Change Merger”) pursuant to the applicable provisions of the Nevada Revised Statutes (“NRS”). As permitted by the NRS, the articles of merger filed with the Secretary of State of the state of Nevada to effect the Name Change Merger amended Article I of the Company’s Articles of Incorporation to change the Company’s name to “One World Products, Inc.” The Name Change Merger was effected solely to effect the change of the Company’s name, and had no effect on the Company’s officers, directors, operations, assets or liabilities.

ONE WORLD PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OWP Ventures is a holding company formed in Delaware on March 27, 2018 to enter and support the cannabis industry, and on May 30, 2018, it acquired OWP SAS. OWP SAS is a licensed cannabis cultivation, production and distribution (export) company located in Popayán, Colombia (nearest major city is Cali). We plan to be a producer of and/or source raw and processed cannabis and hemp plant ingredients for both medical and industrial uses across the globe. We have received licenses to cultivate, produce and distribute the raw ingredients of the cannabis and hemp plant for medicinal, scientific and industrial purposes. Specifically, we are one of the few companies in Colombia to receive all four licenses, including seed use, cultivation of non-psychoactive cannabis, cultivation of psychoactive cannabis, and manufacturing allowing for extraction and export. Currently, we own approximately 30 acres and have a covered greenhouse built specifically to cultivate high-grade cannabis and hemp. In addition, we have entered into agreements with local farming cooperatives that include small farmers and indigenous tribe members, under which they will cultivate cannabis on up to approximately 140 acres of land using our seeds and propagation techniques, and sell their harvested products to us on an exclusive basis. We began harvesting cannabis in the first quarter of 2019 for the purpose of further research and development activities, quality control testing and extraction. We have generated revenue since the second quarter of 2020. During the first quarter of 2022, we made payments of approximately $1,400,000 for a state-of-the-art distillation machine that cleared customs and is currently located in a warehouse near Bogota.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the following entities, all of which were under common control and ownership at December 31, 2023:

State of
Name of Entity	Incorporation	Relationship
One World Products, Inc.(1)	Nevada	Parent
OWP Ventures, Inc.(2)	Delaware	Subsidiary
One World Pharma S.A.S.(3)(6)	Colombia	Subsidiary
Colombian Hope, S.A.S.(4)(6)	Colombia	Subsidiary
Agrobase, S.A.S.(5)(6)	Colombia	Subsidiary

(1)	Holding company in the form of a corporation.
(2)	Holding company in the form of a corporation and wholly-owned subsidiary of One World Products, Inc.
(3)	Wholly-owned subsidiary of OWP Ventures, Inc. since May 30, 2018, located in Colombia and legally constituted as a simplified stock company registered in the Chamber of Commerce of Bogotá on July 18, 2017. Its headquarters are located in Bogotá.
(4)	Wholly-owned subsidiary of OWP Ventures, Inc., acquired on November 19, 2019, located in Colombia and legally constituted as a simplified stock company. This company has yet to incur any substantive income or expenses.
(5)	Wholly-owned subsidiary of OWP Ventures, Inc., formed on September 12, 2019, located in Colombia and legally constituted as a simplified stock company. This company has yet to incur any substantive income or expenses.
(6)	Deconsolidated subsidiary post-petition for reorganization under Colombian Law 1116 of 2006 on December 22, 2023. The operations prior to December 22, 2023 have been included in the Consolidated Financial Statements for the Year Ended December 31, 2023, but the assets and liabilities of the subsidiaries have been deconsolidated and omitted from the Balance Sheet for the Year Ended December 31, 2023.

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

ONE WORLD PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Cash in Excess of FDIC Insured Limits

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000, under current regulations. The Company did not have any cash in excess of FDIC insured limits at December 31, 2023, and has not experienced any losses in such accounts.

ONE WORLD PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. The Company’s sales to date have primarily consisted of the sale of seeds. These sales include multi-element arrangements whereby the Company collects 50% of the sale upon delivery of the sales, and the remaining 50% upon the completion of the harvest, whether the seeds result in a successful crop, or not. In addition, the Company has a right of first refusal to purchase products resulting from the harvest. At December 31, 2023, the Company didn’t have any deferred revenues or deferred cost of goods sold outstanding.

Advertising Costs

The Company expenses the cost of advertising and promotions as incurred. Advertising and promotions expense was $10,350 and $80,498 for the years ended December 31, 2023 and 2022, respectively.

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

Basic and Diluted Loss Per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended December 31, 2023 and 2022, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

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

ONE WORLD PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company had $3,858,229 of negative working capital as of December 31, 2023, has incurred recurring losses from operations resulting in an accumulated deficit of $26,929,686 as of December 31, 2023, and its cash on hand may not be sufficient to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new customers to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. Management believes these factors will contribute toward achieving profitability. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

ONE WORLD PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Deconsolidation of Foreign Subsidiaries

On December 22, 2023, our wholly-owned subsidiary, One World Products, S.A.S., a Colombian Simplified Shares Company, filed for protection under Colombian Law 1116 of 2006, which is the primary legislation governing business insolvency proceedings (restructuring and liquidation) (“Reorganization Proceedings”) in Colombia. The Reorganization Proceeds are similar to Chapter 11 of the Bankruptcy Code in the United States, whereby the Company intends to restructure its debts and continue to operate. The plan of reorganization and assessment of valid claims has not yet been determined, or approved by the court and creditors, as necessary. OWP SAS has currently identified approximately 23 creditors, consisting of approximately $1.2 million of financial obligations, collectively. In accordance with ASC 810-10-15, the Company has deconsolidated its foreign subsidiaries until it emerges from the Reorganization Proceedings to include the petitioning entity, OWP SAS. Given the lack of independently identifiable operations, the Company has also deconsolidated its non-operating shell entities, Agrobase, S.A.S. and Hope Colombia, S.A.S (collectively, the “Foreign Subsidiaries”). The deconsolidation resulted in a loss on deconsolidation of foreign subsidiaries in the amount of $1,564,823 for the year ended December 31, 2023. There were no income, losses or cash flows within the Foreign Subsidiaries between the date of petition on December 22, 2023 and December 31, 2023. A summary of the deconsolidated condensed combined balance sheet of the Foreign Subsidiaries as of December 31, 2023 is as follows:

FOREIGN SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

December 31,
2023
Assets

Current assets:
Cash	$1,660
Inventory	45,791
Other current assets	2,687
Total current assets	50,138

Other assets	226,542
Fixed assets, net	2,346,281

Total Assets	$2,622,961

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$392,403
Accrued expenses	482,587
Notes payable	183,148
Intercompany liability owed to OWP Ventures, Inc.	7,348,034
Total current liabilities	8,406,172

Stockholders’ Equity (Deficit):
Accumulated (deficit)	(5,783,211)
Total Stockholders’ Equity (Deficit)	(5,783,211)

Total Liabilities and Stockholders’ Equity (Deficit)	$2,622,961

Note 4 – Related Party Transactions

Expense Reimbursements Owed to Officers and Directors

As of December 31, 2023, the Company owed a total of $17,782 to one of our Directors, Dr. Kenneth Perego, II, M.D., and $15,208 to the Company’s President, Mr. Joerg Sommer, for unreimbursed expenses, as presented within accounts payable on the Balance Sheet.

ONE WORLD PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Compensation Commitments and Common Stock Awards

As of December 31, 2023, the Company owed a total of $639,750 to its three Corporate Officers, of which $430,000 is owed to the Company’s CEO, Isiah L. Thomas, III, $168,750 is owed to the Company’s CFO, Timothy Woods, and $41,000 is owed to the Company’s President, Joerg Sommer. Mr. Sommer’s annual base salary will increase to $240,000 upon the closing of an offering of the Company’s equity securities that results in gross proceeds to the Company of at least $5,000,000. Mr. Sommer received 1,500,000 shares of the Company’s common stock upon his appointment as President; and is entitled to be issued an additional 1,500,000 shares of the Company’s common stock within 60 days of the closing of a Qualified Offering. Mr. Sommer will also be entitled to a bonus of up $380,000 upon the sale of the Company’s equity securities during the term of his employment, as set forth below;

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

ONE WORLD PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balances sheet as of December 31, 2023 and 2022:

	Fair Value Measurements at December 31, 2023
	Level 1	Level 2	Level 3
Assets
Cash	$726	$-	$-
Total assets	726	-	-
Liabilities
Convertible notes payable, related party	-	750,000	-
Notes payable, related parties	-	1,146,500	-
Notes payable, net of $24,136 of debt discounts	-	310,864	-
Total liabilities	-	(2,207,364)	-
	$726	$(2,207,364)	$-

	Fair Value Measurements at December 31, 2022
	Level 1	Level 2	Level 3
Assets
Cash	$11,016	$-	$-
Right-of-use asset	-	-	425,969
Total assets	11,016	-	425,969
Liabilities
Lease liabilities	-	-	427,915
Convertible notes payable	-	750,000	-
Notes payable, related parties	-	299,500	-
Notes payable	-	845,524	-
Total liabilities	-	(1,895,024)	(427,915)
	$11,016	$(1,895,024)	$(1,946)

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the years ended December 31, 2023 or 2022.

Note 6 – Inventory

Inventories are stated at the lower of cost or net realizable value. Cost is determined on a standard cost basis that approximates the first-in, first-out (FIFO) method. Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value. Our cannabis products consist of cannabis flower grown in-house, along with produced extracts. Inventory consisted of the following at December 31, 2023 and 2022, respectively.

	December 31,	December 31,
	2023	2022
Raw materials	$-	$18,580
Work in progress	-	94,094
Finished goods	-	198,985
	-	311,659
Less obsolescence	-	(257,506)
Total inventory	$-	$54,153

ONE WORLD PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Other Current Assets

Other current assets included the following as of December 31, 2023 and 2022, respectively:

	December 31,	December 31,
	2023	2022
Prepaid expenses	$13,156	$39,288
Deferred cost of goods sold	-	6,655
Total	$13,156	$45,943

Note 8 – Other Assets

Other assets consist entirely of $179,927 VAT receivable at December 31, 2022, which will be returned to OWP SAS upon the successful export of the products purchased in which the taxes were originally paid.

Note 9 – Security Deposits

Security deposits included the following as of December 31, 2023 and 2022, respectively:

	December 31,	December 31,
	2023	2022
Refundable deposit on equipment purchase	$85,000	$50,000
Down payment on distillation equipment	-	1,399,413
Security deposits on leases held in Colombia	-	395
	$85,000	$1,449,808

Note 10 – Fixed Assets

Fixed assets consist of the following at December 31, 2023 and 2022, respectively:

	December 31,	December 31,
	2023	2022
Land	$-	$138,248
Buildings	-	473,971
Office equipment	-	30,902
Furniture and fixtures	-	6,495
Equipment and machinery	-	423,547
	-	1,073,163
Less: accumulated depreciation	-	(84,627)
Total	$-	$988,536

On October 1, 2023, the Company, through its wholly-owned subsidiary, One World Pharma, S.A.S., disposed of furniture and fixtures that were abandoned. No proceeds were received on the disposal, resulting in a loss on disposal of fixed assets of $4,282, which represented the net book value at the time of disposal.

On October 1, 2023, the Company, through its wholly-owned subsidiary, One World Pharma, S.A.S., sold a truck previously used at the Popayán farm. The Company received proceeds of $9,157 on the sale, resulting in a gain on disposal of fixed assets of $992.

On August 15, 2022, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., sold its office furniture and equipment with a net book value of $15,391 for gross proceeds of $6,350, resulting in a loss on the disposal of fixed assets of $9,041, which represented the proceeds received, less the net book value at the time of disposal.

Depreciation and amortization expense totaled $34,266 and $42,287 for the years ended December 31, 2023 and 2022, respectively.

ONE WORLD PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 – Accrued Expenses

Accrued expenses consisted of the following at December 31, 2023 and 2022, respectively:

	December 31,	December 31,
	2023	2022
Accrued payroll	$665,417	$613,569
Accrued withholding taxes and employee benefits	-	31,632
Accrued ICA fees and contributions	-	167,037
Accrued interest	273,951	136,220
	$939,368	$948,458

Note 12 – Deferred Revenues

Arrangements with customers include multiple deliverables, consisting of an initial delivery of seeds and a contingent portion of the sale that is dependent on the customers future harvest of the seeds. Deferred revenues associated with these multiple-element arrangements were $11,808 at December 31, 2022. Related deferred cost of goods sold were $6,655 at December 31, 2022, resulting in deferred gross margins of $5,153 at December 31, 2022, that was expected to be recognized upon the customers’ completion of their harvests in future periods. No deferred revenues were recognized at December 31, 2023.

Note 13 – Leases

On April 28, 2023, the Company leased commercial property for its extraction facility under a commercial lease contract at a monthly lease rate of 3,000,000 COP (approximately $645) over a one-year term. The lease shall be automatically extended for another one-year period with respect to a mutually agreed upon lease rate at the time of extension. Either party can terminate the lease three months prior to the expiration of the lease term.

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

On October 1, 2022, the Company entered into a five-year non-cancelable property lease, with an automatic five-year extension, for a new extraction facility with combined office space, at a monthly lease term of 29,000,000 COP plus VAT and administration fees (approximately $6,300 in the aggregate), with annual escalation of lease payments equal to the consumer price index, plus 2%. The Company terminated the lease on May 23, 2023, resulting in a gain of $3,825 on the early extinguishment of the lease for the year ended December 31, 2023.

The Company also leased a residential premise under a non-cancelable real property lease agreement that commenced on September 1, 2021 that was to expire on August 31, 2024, at a monthly lease term of 3,800,000 COP (approximately $1,013), with approximately a 3% annual escalation of lease payments commencing September 1, 2022. The Company terminated the lease on April 1, 2023, resulting in a gain of $372 on the early extinguishment of the lease for the year ended December 31, 2023.

The Company leased another residential premise under a non-cancelable real property lease agreement that commenced on June 1, 2022 and expires on May 30, 2024, at a monthly lease term of 1,900,000 COP (approximately $507), with an 8% annual escalation of lease payments commencing June 1, 2023. The Company terminated the lease on April 1, 2023, resulting in a gain of $200 on the early extinguishment of the lease for the year ended December 31, 2023.

ONE WORLD PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of lease expense were as follows:

	For the Year Ended
	December 31,
	2023	2022
Operating lease cost:
Amortization of right-of-use assets	$34,391	$114,907
Interest on lease liabilities	11,379	83,702
Lease payments on short term leases	1,575	23,811
Total operating lease cost	$47,345	$222,420

Supplemental balance sheet information related to leases was as follows:

	December 31,	December 31,
	2023	2022
Operating lease:
Operating lease assets	$-	$425,969

Current portion of operating lease liabilities	$-	86,235
Noncurrent operating lease liabilities	-	341,680
Total operating lease liability	$-	$427,915

Weighted average remaining lease term:
Operating leases	None	4.25 years

Weighted average discount rate:
Operating lease	6.75%	6.75%

Supplemental cash flow and other information related to operating leases was as follows:

	For the Year Ended
	December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$31,940	$96,253

Early extinguishment of lease:
Lease liabilities terminated	$395,975	$1,438,830
Right-of use assets terminated	(391,578)	(1,418,682)
Gain on early extinguishment of lease	$4,397	$20,148

Leased assets obtained in exchange for lease liabilities:
Total operating lease liabilities	$-	$1,962,998

ONE WORLD PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 – Convertible Note Payable, Related Party

Convertible note payable, related party consists of the following at December 31, 2023 and 2022, respectively:

	December 31,	December 31,
	2023	2022

On September 27, 2022, the Company completed the sale of a Convertible Promissory Note in the principal amount of $750,000 (the “Convertible McCabe Note”) to Dr. John McCabe, an affiliate investor. The unsecured note matures on September 16, 2024 (the “Maturity Date”), bears interest at a rate of 8% per annum, and the principal and interest is convertible into shares of the Company’s convertible Series B common stock at a conversion price of $15 per share.	$750,000	$750,000

Total convertible note payable, related party	750,000	750,000
Less: current maturities	750,000	-
Convertible note payable, related party, long-term portion	$-	$750,000

Aggregate debt discounts of $869,329 incurred on convertible note that were extinguished during the year ended December 31, 2022, were amortized over the life of the loans using the straight-line method, which approximated the effective interest method. The Company recognized $412,673 of interest expense related to debt discounts on extinguished convertible notes during the year ended December 31, 2022, consisting of $106,894 related to the issuance of 3,250,000 commitment shares of common stock, $255,026 on the fair value of warrants to purchase 3,500,000 shares of common stock, $32,055 of original issue discounts and $18,698 of legal and brokerage fees.

The convertible note limits the maximum number of shares that can be owned by the note holder as a result of the conversions to common stock to 4.99% of the Company’s issued and outstanding shares.

The Company recorded interest expense pursuant to the stated interest rates on the convertible notes in the amount of $60,000 and $59,023 for the years ended December 31, 2023 and 2022, respectively.

Note 15 – Notes Payable, Related Parties

Notes payable, related parties, consists of the following at December 31, 2023 and 2022, respectively:

	December 31,	December 31,
	2023	2022

On November 28, 2023, the Company received an advance of $60,000 from Dr. Kenneth Perego, II, M.D., our Vice Chairman of the Board pursuant to an unsecured promissory note due on demand that carries a 10% interest rate.	$60,000	$-

On October 11, 2023, the Company received an advance of $25,000 from the Company’s President, Joerg Sommer, pursuant to an unsecured promissory note due on demand that carries a 10% interest rate.	25,000	-

On September 11, 2023, the Company received an advance of $52,000 from Dr. Kenneth Perego, II, M.D., our Vice Chairman of the Board pursuant to an unsecured promissory note due on demand that carries a 10% interest rate.	52,000	-

On August 31, 2023, the Company received an advance of $4,000 from Dr. Kenneth Perego, II, M.D., our Vice Chairman of the Board pursuant to an unsecured promissory note due on demand that carries a 6% interest rate.	4,000	-

On August 14, 2023, the Company received an advance of $6,000 from Dr. Kenneth Perego, II, M.D., our Vice Chairman of the Board pursuant to an unsecured promissory note due on demand that carries a 6% interest rate.	6,000	-

On August 5, 2022, the Company received an advance of $50,000 from Dr. Kenneth Perego, II, M.D., our Vice Chairman of the Board pursuant to an unsecured promissory note due on demand that carries a 6% interest rate.	50,000	50,000

On August 2, 2022, the Company received an advance of $4,500 from Isiah L. Thomas, III, our Chairman of the Board and CEO, pursuant to an unsecured promissory note due on demand that carries a 6% interest rate.	4,500	4,500

On June 13, 2022, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., received an advance of $100,000 from Dr. John McCabe, an affiliate investor, pursuant to an unsecured promissory note, maturing on January 1, 2024, that carries an 8% interest rate.	100,000	100,000

On July 7, 2022, the Company received an advance of $5,000 from Dr. Kenneth Perego, II, M.D., our Vice Chairman of the Board pursuant to an unsecured promissory note due on demand that carries a 6% interest rate.	5,000	5,000

On June 3, 2022, the Company received an advance of $10,000 from Isiah L. Thomas, III, our Chairman of the Board and CEO, pursuant to an unsecured promissory note due on demand that carries a 6% interest rate.	10,000	10,000

On May 5, 2022, the Company received an advance of $10,000 from Isiah L. Thomas, III, our Chairman of the Board and CEO, pursuant to an unsecured promissory note due on demand that carries a 6% interest rate.	10,000	10,000

On May 5, 2022, the Company received an advance of $20,000 from Dr. Kenneth Perego, II, M.D., our Vice Chairman of the Board pursuant to an unsecured promissory note due on demand that carries a 6% interest rate.	20,000	20,000

On March 1, 2022, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., received an advance of $400,000 from Dr. John McCabe, an affiliate investor, pursuant to an unsecured promissory note, maturing on January 1, 2024, that carries an 8% interest rate.	400,000	400,000

On February 15, 2022, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., received an advance of $200,000 from Dr. John McCabe, an affiliate investor, pursuant to an unsecured promissory note, maturing on January 1, 2024, that carries an 8% interest rate.	200,000	200,000

On December 29, 2021, the Company received an advance of $200,000 from Dr. Kenneth Perego, II, M.D., our Vice Chairman of the Board pursuant to an unsecured promissory note due January 1, 2024 that carries an 8% interest rate.	200,000	200,000

Total notes payable, related party	1,146,500	999,500
Less: current maturities	1,146,500	99,500
Notes payable, related party, long-term portion	$-	$900,000

The Company recorded interest expense pursuant to the stated interest rates on the notes payable, related parties, in the amount of $81,114 and $104,780 for the years ended December 31, 2023 and 2022, respectively.

ONE WORLD PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 – Notes Payable

	December 31,	December 31,
	2023	2022
On August 18, 2023, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., issued an unsecured promissory note of $35,000 to LDL8 Consulting, LLC for the purchase of equipment from another vendor. The promissory note bears interest at 10% per annum and is due on demand. In the event of default, the interest rate increases to 15% until repayment.	$35,000	$-

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

The Third AJB Note matures on March 23, 2024 (the “Maturity Date”), bears interest at a rate of 12% per annum, and, following an event of default only, is convertible into shares of the Company’s common stock at a conversion price equal to the lesser of the Volume Weighted Average Price (“VWAP”) during (i) the 10-trading day period preceding the issuance date of the note, or (ii) the 10 trading day period preceding date of conversion of the Note. The Note is also subject to covenants, events of defaults, penalties, default interest and other terms and conditions customary in transactions of this nature.

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

In connection with the issuance of the Third AJB Note and Commitment Fee Shares, the Company entered into a Registration Rights Agreement with AJB Capital in which the Company agreed to file a registration statement with the SEC within 180 days of June 23, 2023, registering the shares of common stock issuable under the Third AJB Note and Purchase Agreement.	300,000	-

On September 15, 2022, the Company, through its wholly-owned subsidiary, One World Pharma, SAS, received proceeds of 55,488,000 COP, or approximately $12,243, on a loan with a face value of 70,000,000 COP, or approximately $15,445, from an individual pursuant to an unsecured promissory note, bearing interest at 4% per month, or 48% per annum, due on demand. The debt discount of $3,202 was expensed as finance costs at the time of origination. The face value of the note has been adjusted by $2,870 due to foreign currency translation adjustments.	-	14,552

On June 17, 2022, the Company, through its wholly-owned subsidiary, One World Pharma, SAS, received proceeds of 230,400,000 COP, or approximately $55,821, on a loan with a face value of 240,000,000 COP, or approximately $58,147, from an individual pursuant to an unsecured promissory note, bearing interest at 4% per month, or 48% per annum, due on demand. The debt discount of $2,326 was expensed as finance costs at the time of origination. The face value of the note has been adjusted by $4,647 due to foreign currency translation adjustments.	-	49,894

On May 31, 2022, the Company, through its wholly-owned subsidiary, One World Pharma, SAS, received proceeds of 314,640,000 COP, or approximately $76,231, on a loan with a face value of 360,000,000 COP, or approximately $87,220, from an individual pursuant to promissory note, security by equipment, bearing interest at 2.1% per month, or 25% per annum, which matured on November 28, 2022 and is currently past due. The debt discount of $10,990 was expensed as finance costs at the time of origination. The face value of the note has been adjusted by $6,970 due to foreign currency translation adjustments.	-	74,841

On May 30, 2022, the Company, through its wholly-owned subsidiary, One World Pharma, SAS, received a non-interest bearing loan of 20,000,000 COP, or approximately $4,846, from an individual pursuant to an unsecured promissory note, due on demand. The face value of the note has been adjusted by $387 due to foreign currency translation adjustments.	-	4,158

On April 29, 2022, the Company, through its wholly-owned subsidiary, One World Pharma, SAS, received a non-interest bearing loan of 10,000,000 COP, or approximately $2,423, from an individual pursuant to an unsecured promissory note, due on demand. The face value of the note has been adjusted by $193 due to foreign currency translation adjustments.	-	2,079

Total notes payable	335,000	145,524
Less: unamortized debt discounts	24,136	-
Notes payable, net of discounts	310,864	145,524
Less: current maturities	310,864	145,524
Notes payable, long-term portion	$-	$-

The Company recognized aggregate debt discounts on the notes payable to AJB Capital for the year ended December 31, 2023, as follows:

December 31,
2023

Fair value of 1,666,667 commitment shares of common stock	$42,175
Original issue discounts	24,000
Legal and brokerage fees	13,500
Total debt discounts	79,675
Less: Amortization of debt discounts	55,539
Unamortized debt discounts	$24,136

The aggregate debt discounts of $79,675, for the year ended December 31, 2023, are being amortized over the life of the loan using the straight-line method, which approximates the effective interest method. The Company recorded finance expense in the amount of $55,539 on the amortization of these discounts for the year ended December 31, 2023. In addition, the Company issued 269,261 additional commitment shares to AJB Capital on December 7, 2023, with a fair value of $19,602, based on the closing traded price on the date of grant, to adjust for market price fluctuations in previously awarded commitment shares.

The convertible note limits the maximum number of shares that can be owned by the note holder as a result of the conversions to common stock to 4.99% of the Company’s issued and outstanding shares.

The Company recorded interest expense on the stated interest of notes payable in the amount of $92,486 and $85,653 for the years ended December 31, 2023 and 2022, respectively.

ONE WORLD PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recognized interest expense for the year ended December 31, 2023 and 2022, respectively, as follows:

	December 31,	December 31,
	2023	2022

Interest on convertible notes, related party	$60,000	$59,023
Interest on notes payable	92,486	85,653
Interest on notes payable, related parties	81,114	19,127
Amortization of debt discounts on convertible notes	26,140	50,753
Amortization of debt discounts on convertible notes, common stock	49,001	106,894
Amortization of debt discounts on convertible notes, warrants	-	255,026
Finance cost on equity line of credit, issuances of series B preferred stock	-	205,005
Finance cost on equity line of credit, issuances of common stock	-	134,128
Finance cost on equity line of credit	-	30,000
Interest on accounts payable	-	11,249
Total interest expense	$308,741	$956,858

Note 17 – Convertible Preferred Stock

Preferred Stock

The Company has 10,000,000 authorized shares of $0.001 par value “blank check” preferred stock, of which 500,000 shares have been designated Series A Preferred Stock and 300,000 shares have been designated Series B Preferred Stock. The shares of Series A Preferred Stock and Series B Preferred Stock are each currently convertible into one hundred (100) shares of the Company’s common stock. The Series A Preferred Stock accrues dividends at the rate of 6% per annum, payable in cash as and when declared by the Board or upon a liquidation. The shares of Series B Preferred Stock are not entitled to dividends, other than the right to participate in dividends payable to holders of common stock on an as-converted basis. As of December 31, 2023, there were 99,733 and 238,501 shares of Series A Preferred Stock and Series B Preferred Stock, respectively, issued and outstanding, respectively. The Series A and B Preferred Stock are presented as mezzanine equity on the balance sheet because they carry a stated value of $10 and $15 per share, respectively, and a deemed liquidation clause, which entitles the holders thereof to receive proceeds in an amount equal to the stated value per share, plus any accrued and unpaid dividends, before any payment may be made to holders of common stock. Each share of Preferred Stock carries a number of votes equal to the number of shares of common stock into which such Preferred Stock may then be converted. The Preferred Stock generally will vote together with the common stock and not as a separate class.

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

ONE WORLD PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Preferred Stock Dividends

The Series A Preferred Stock accrues dividends at the rate of 6% per annum, payable in cash as and when declared by the Board or upon a liquidation. The Company recognized $58,891 and $38,923 for years ended December 31, 2023 and 2022, respectively. A total of $196,734 of dividends had accrued as of December 31, 2023.

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

Series B Preferred Stock Issuances

On November 16, 2023, a shareholder converted 10,000 shares of Series B Preferred Stock into 1,000,000 shares of common stock, in accordance with the terms of the agreement, therefore there was no gain or loss recognized on the conversion.

On September 12, 2023, a shareholder converted 10,000 shares of Series B Preferred Stock into 1,000,000 shares of common stock, in accordance with the terms of the agreement, therefore there was no gain or loss recognized on the conversion.

On July 7, 2023, a shareholder converted 13,667 shares of Series B Preferred Stock into 1,366,700 shares of common stock, in accordance with the terms of the agreement, therefore there was no gain or loss recognized on the conversion.

Note 18 – Commitments and Contingencies

Equity Line of Credit

On September 1, 2022, the Company entered into a Purchase Agreement (the “ELOC Purchase Agreement”) with Tysadco Partners, LLC (“Tysadco”). Pursuant to the ELOC Purchase Agreement, Tysadco has agreed to purchase from the Company, from time to time upon delivery by the Company to Tysadco of “Request Notices,” and subject to the other terms and conditions set forth in the ELOC Purchase Agreement, up to an aggregate of $10,000,000 of the Company’s common stock. The purchase price of the shares of common stock to be purchased under the Purchase Agreement will be equal to 88% of the lowest daily “VWAP” during the period of 10-trading days beginning five trading days preceding the applicable Request. Each purchase under the Purchase Agreement will be in a minimum amount of $25,000 and a maximum amount equal to the lesser of (i) $1,000,000 and (ii) 500% of the average daily trading value of the common stock over the seven trading days preceding the delivery of the applicable Request Notice.

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

Contingent Compensation

On August 22, 2023, the Company entered into an advisor agreement with an individual to provide consulting and business advisory services to the Company. Pursuant to the agreement, the Company has agreed to compensate the consultant a fee of $5,000 per month, which is to be deferred until the Company completes the sale of its equity securities in a transaction, or related series of transactions, resulting in aggregate gross proceeds to the Company of at least $5,000,000, while the Advisor is providing Services (the “Qualified Offering”). Within 60 days of the closing of a Qualified Offering, the Company shall pay to Advisor a cash bonus of up to $200,000. The advisor shall have no participation in any manner or form with any Qualified Offering. To date, the Company has not received gross proceeds pursuant to the Qualified Offering terms.

ONE WORLD PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On May 23, 2023, the Company appointed Joerg Sommer to be the Company’s President. In connection with his appointment, the Company entered into an offer letter with Mr. Sommer (the “Offer Letter”) under which he will initially be paid an annual base salary of $60,000, which will increase to $240,000 upon the closing of an offering of the Company’s equity securities that results in gross proceeds to the Company of at least $5,000,000 (“Qualified Offering”). Mr. Sommer received 1,500,000 shares of the Company’s common stock upon his appointment as President; and is entitled to be issued an additional 1,500,000 shares of the Company’s common stock within 60 days of the closing of a Qualified Offering. Mr. Sommer will also be entitled to a bonus of up $380,000 upon the sale of the Company’s equity securities during the term of his employment, as set forth below;

$200,000 upon the Company raising $2 million

$80,000 upon the Company raising an additional $1 million

$60,000 upon the Company raising an additional $1 million

$40,000 upon the Company raising an additional $1 million

To date, the Company has not received gross proceeds pursuant to the Qualified Offering terms.

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

Common Stock

The Company is authorized to issue an aggregate of 300,000,000 shares of common stock with a par value of $0.001. As of December 31, 2023, there were 79,827,618 shares of common stock issued and outstanding.

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

Pursuant to the Second AJB Note, which was repaid on September 27, 2022, the Company, AJB Capital was entitled to be issued additional shares of common stock of the Company to the extent AJB Capital’s sale of their previously issued commitment fee shares resulted in net proceeds in an amount less than the defined commitment fee. As a result, the Company issued an additional 1,341,276 shares of common stock to AJB Capital on September 15, 2022. The fair value of the shares was $134,128, based on the closing price of the Company’s common stock on the date of grant. In addition, the Company issued another 269,261 commitment shares to AJB Capital on December 7, 2023, with a fair value of $19,602, based on the closing traded price on the date of grant.

Common Stock Issued for Services, Employees and Consultants

On November 21, 2023, the Company issued 250,000 shares of common stock to a consultant for services provided. The aggregate fair value of the common stock was $18,500, based on the closing price of the Company’s common stock on the date of grant.

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

Common Stock Issued for Services, Officers and Directors

On June 15, 2023, the Company issued 1,500,000 shares of common stock to the Company’s President, Joerg Sommer, for services provided. The aggregate fair value of the common stock was $89,850, based on the closing price of the Company’s common stock on the date of grant. The shares were expensed upon issuance.

Amortization of Stock-Based Compensation

A total of $151,749 and $164,620 of stock-based compensation expense was recognized from the amortization of options to purchase common stock over their vesting period during the years ended December 31, 2023 and 2022, respectively.

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

Common Stock Options Issued for Services

On November 29, 2023, the Company awarded options to purchase an aggregate 500,000 shares of common stock under the 2019 Plan at an exercise price equal to $0.10 per share, exercisable over a ten-year period to three consultants. The options vest in equal quarterly installments over two years. The aggregate estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 144% and a call option value of $0.0618, was $30,893. The options are being expensed over the vesting period, resulting in $1,355 of stock-based compensation expense during the year ended December 31, 2023. As of December 31, 2023, a total of $29,538 of unamortized expenses are expected to be expensed over the vesting period.

On August 22, 2023, the Company awarded options to purchase 250,000 shares of common stock under the 2019 Plan at an exercise price equal to $0.10 per share, exercisable over a ten-year period to a consultant. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 145% and a call option value of $0.0735, was $18,367. The options were fully vested, resulting in $18,367 of stock-based compensation expense during the year ended December 31, 2023.

Common Stock Options Expired

On January 1, 2023, options to purchase a total of 100,000 shares of common stock at a price $0.56 per share expired.

On January 28, 2022, options to purchase a total of 500,000 shares of common stock at a price $0.50 per share expired.

The following is a summary of information about the Stock Options outstanding at December 31, 2023.

Shares Underlying
Shares Underlying Options Outstanding				Options Exercisable
Weighted
	Shares	Average	Weighted	Shares	Weighted
	Underlying	Remaining	Average	Underlying	Average
Range of	Options	Contractual	Exercise	Options	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$0.10 - $0.56	10,892,000	7.24 years	$0.14	10,392,000	$0.14

ONE WORLD PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of activity of outstanding stock options:

		Weighted
		Average
	Number	Exercise
	of Shares	Prices
Balance, December 31, 2021	10,742,000	$0.16
Options granted	-	-
Options exercised	(500,000)	(0.50)
Balance, December 31, 2022	10,242,000	0.15
Options granted	750,000	0.10
Options expired	(100,000)	(0.56)
Balance, December 31, 2023	10,892,000	$0.14

Exercisable, December 31, 2023	10,392,000	$0.14

Note 21 – Common Stock Warrants

Warrants to purchase a total of 14,011,650 shares of common stock were outstanding as of December 31, 2023.

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

ONE WORLD PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of information about our warrants to purchase common stock outstanding at December 31, 2023.

Shares Underlying
Shares Underlying Warrants Outstanding				Warrants Exercisable
Weighted
	Shares	Average	Weighted	Shares	Weighted
Range of	Underlying	Remaining	Average	Underlying	Average
Exercise	Warrants	Contractual	Exercise	Warrants	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$0.25-$0.50	14,011,650	1.91 years	$0.29	14,011,650	$0.29

The fair value of each warrant grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

	December 31,	December 31,
	2023	2022

Average risk-free interest rates	3.60%	3.79%
Average expected life (in years)	5.00	5.00
Volatility	151%	157%

The weighted average fair value of warrants granted with exercise prices at the current fair value of the underlying stock was approximately $0.25 and $0.29 per warrant for the years ended December 31, 2023 and 2022, respectively.

The following is a summary of activity of outstanding common stock warrants:

		Weighted
		Average
	Number	Exercise
	of Shares	Prices
Balance, December 31, 2021	11,011,650	$0.30
Warrants granted	500,000	0.25
Balance, December 31, 2022	11,511,650	0.29
Warrants granted	2,500,000	0.25
Balance, December 31, 2023	14,011,650	$0.29

Exercisable, December 31, 2023	14,011,650	$0.29

Note 22 - Income Tax

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the years ended December 31, 2023 and 2022, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2023, the Company had approximately $9,990,000 of federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2025.

ONE WORLD PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The provision (benefit) for income taxes for the years ended December 31, 2023 and 2022 were assuming a 21% effective tax rate. The effective income tax rate for the years ended December 31, 2023 and 2022 consisted of the following:

	December 31,
	2023	2022
Federal statutory income tax rate	21%	21%
State income taxes	-%	-%
Change in valuation allowance	(21)%	(21)%
Net effective income tax rate	-	-

The components of the Company’s deferred tax asset are as follows:

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carry forwards	$2,097,900	$1,950,000

Net deferred tax assets before valuation allowance	$2,097,900	$1,950,000
Less: Valuation allowance	(2,097,900)	(1,950,000)
Net deferred tax assets	$-	$-

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2023 and 2022, respectively.

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

Note 23 – Subsequent Events

Debt Financing

SDT and AJB Promissory Notes

On April 19, 2024, the “Company completed the sale of a 12% promissory note to each of (a) SDT Equities LLC, a Delaware limited liability company (“SDT”) in the principal amount of $1,300,000 and for a purchase price of $1,196,000, and (b) AJB Capital Investments LLC, a Delaware limited liability company (“AJB”, and together with SDT, the “Investors”) in the principal amount of $300,000 for a purchase price of $276,000 (collectively, the “Notes”) pursuant to Securities Purchase Agreements between the Company and the Investors, respectively (the “Purchase Agreements”).

The Notes mature on January 19, 2025 (the “Maturity Date”) and bear interest at a rate of 12% per annum. Subject to certain adjustments and following an event of default only, the Notes are convertible into shares of the Company’s common stock at a conversion price equal to the lowest closing price (i) during the previous ten Trading Day (as defined in the Notes) period ending on the date of issuance of the Note, or (ii) during the previous ten Trading Day period ending on the Conversion Date (as defined in the Notes), whichever is lower. The Notes are also subject to covenants, events of default, penalties, default interest, and other terms and conditions customary in transactions of this nature.

Pursuant to the Purchase Agreement with SDT, SDT received a pre-funded warrant to purchase 8,666,667 shares of the Company’s common stock (the “Warrant”). The Warrant includes a make-whole provision, whereby, if SDT is unable to sell the Warrant Shares (as defined in the Warrant) for net proceeds equal to at least $520,000 (the “Make-Whole Amount”) within a certain timeframe, then the Company shall either (i) pay SDT in cash the difference between the Make-Whole Amount and the net proceeds that SDT actually received from the sale of the Warrant Shares or (ii) cause the issuance of additional pre-funded warrants to SDT for shares of common stock the sale of which would ultimately satisfy the Make-Whole Amount.

Pursuant to the Purchase Agreement with AJB, the Company paid a $120,000 commitment fee (the “Commitment Fee”) to AJB in form of 2,000,000 shares of the Company’s common stock (the “Commitment Fee Shares”). The Purchase Agreement with AJB includes a make-whole provision, whereby, if AJB is unable to sell the Commitment Fee Shares for net proceeds equal to at least the Commitment Fee, the Company shall cause the issuance of additional shares of common stock to AJB the sale of which would ultimately generate total net funds equal to the Commitment Fee. Moreover, the Company has an obligation to include the Commitment Fee Shares in a registration statement filed by the Company within ninety days after the effective date of the Purchase Agreement with AJB. A portion of the proceeds were used to repay the $360,000 Sanguine Group, LLC, noted below, and $257,446 of debts owed to the Company’s Vice Chairman, Dr. Kenneth Perego, II. The repayments consisted of aggregate principal of $207,000 and aggregate interest of $50,446.

ONE WORLD PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Sanguine Group Promissory Note

On March 4, 2024, the Company completed the sale of a promissory note to the Sanguine Group, LLC (“Sanguine”) in the principal amount of $360,000 for a net purchase price of $300,000, pursuant to a securities purchase agreement between the Company and Sanguine. The Note matured on September 4, 2024, and carried interest at a rate of 15% per annum, calculated based on a 360-day year. The Company also paid a commitment fee in the form of 2,500,000 shares of common stock, as noted, below. The proceeds were used to repay the Third AJB Note in the principal amount of $300,000. As noted, above, the promissory note was repaid on April 22, 2024 out of the proceeds received from SDT.

Debt Financing, Related Parties

On March 19, 2024, the Company received proceeds of $50,000 from Joerg Sommer, the Company’s President, in exchange for a promissory note, bearing interest at 10% per annum, maturing on March 1, 2027. The Company also paid a commitment fee in the form of 250,000 shares of common stock, as noted, below.

On various dates between January 8, 2024 and March 12, 2024, the Company received aggregate proceeds of $147,000 from the Company’s Vice Chairman, Dr. Kenneth Perego, II, in exchange for short term demand notes, bearing interest at 10% per annum. These notes were repaid on April 22, 2024 out of the proceeds received from SDT, as noted above.

On various dates between January 8, 2024 and March 12, 2024, the Company received aggregate proceeds of $147,000 from the Company’s Vice Chairman, Dr. Kenneth Perego, II, in exchange for short term demand notes, bearing interest at 10% per annum. These notes were repaid on April 22, 2024 out of the proceeds received from SDT, as noted above.

On March 1, 2024, the Company received proceeds of $100,000 from Dr. John McCabe, a significant shareholder, in exchange for a promissory note, bearing interest at 8% per annum, maturing on March 1, 2025. This note was subsequently settled on March 15, 2024, in exchange for a long-term promissory note, bearing interest at 7% maturing on March 1, 2027, as noted below.

On January 29, 2024, the Company received proceeds of $50,000 from Dr. John McCabe, a significant shareholder, in exchange for a promissory note, bearing interest at 8% per annum, maturing on January 29, 2025. This note was subsequently settled on March 15, 2024, in exchange for a long-term promissory note, bearing interest at 7% maturing on March 1, 2027, as noted below.

Common Stock Issued as Consideration for Related Party Debt Modifications

On March 15, 2024, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., agreed to issue shares of common stock to officers and directors in consideration for extending the maturity dates and terms of previously received debt financing, as listed below. The aggregate fair value of the common stock was $429,000, based on the closing price of the Company’s common stock on the date of grant. The previously issued promissory notes were cancelled in exchange for promissory notes with a maturity date of March 1, 2027, bearing interest at 10% per annum, with the exception of the promissory note issued to Dr. John McCabe, which carries an interest rate of 7% per annum.

		Aggregate
Name	Position	Debts Extended	Shares	Fair Value
Isiah L. Thomas, III	Chairman and CEO	$27,467	138,000	$9,108
Dr. Kenneth Perego, II	Vice Chairman	337,000	1,685,000	111,210
Joerg Sommer	President	26,116	131,000	8,646
Dr. John McCabe	>5% Shareholder	1,803,398	9,017,000	595,122
		$2,193,981	10,971,000	$724,086

Common Stock Issued as a Promissory Note Commitment

On April 19, 2024, the Company paid a commitment fee to AJB Capital in the form of 2,000,000 shares of common stock in connection with the issuance of the Fourth AJB Note (defined above). The relative fair value of the common stock was $41,417, based on the closing price of the Company’s common stock on the date of grant and the fair value of the debt received. The shares are being amortized as a debt discount over the life of the loan.

ONE WORLD PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On March 19, 2024, the Company paid a commitment fee to Joerg Sommer, the Company’s President, in the form of 250,000 shares of common stock in connection with the issuance of the Second Sommer Note (defined above). The relative fair value of the common stock was $2,411, based on the closing price of the Company’s common stock on the date of grant and the fair value of the debt received. The shares are being amortized as a debt discount over the life of the loan.

On March 4, 2024, the Company paid a commitment fee to The Sanguine Group, LLC in the form of 2,500,000 shares of common stock in connection with the issuance of the First Sanguine Note (defined above). The relative fair value of the common stock was $39,070, based on the closing price of the Company’s common stock on the date of grant and the fair value of the debt received. The shares are being amortized as a debt discount over the life of the loan.

Common Stock Issued for Services, Consultants

On May 10, 2024, the Company issued 1,250,000 shares of common stock in consideration of consulting services. The fair value of the shares was $76,250, based on the closing price of the Company’s common stock on the date of grant.

On May 10, 2024, the Company issued 381,680 shares of common stock to ClearThink Capital Partners, LLC, for services provided. The fair value of the common stock was $24,695, based on the closing price of the Company’s common stock on the date of grant.

On March 15, 2024, the Company issued shares of common stock to officers and directors for services provided, as listed below. The aggregate fair value of the common stock was $429,000, based on the closing price of the Company’s common stock on the date of grant. The shares were expensed upon issuance.

Name	Position	Shares	Fair Value
Isiah L. Thomas, III	Chairman and CEO	2,000,000	$132,000
Dr. Kenneth Perego, II	Vice Chairman	2,000,000	132,000
Terry Buffalo	Director	2,000,000	132,000
Joerg Sommer	President	500,000	33,000
		6,500,000	$429,000

On March 15, 2024, the Company issued an aggregate 500,000 shares of common stock to two consultants for services provided. The aggregate fair value of the common stock was $33,000, based on the closing price of the Company’s common stock on the date of grant. The shares were expensed upon issuance.

On February 9, 2024, the Company issued 149,621 shares of common stock to ClearThink Capital Partners, LLC, for services provided. The fair value of the common stock was $5,386, based on the closing price of the Company’s common stock on the date of grant.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023 (the “Evaluation Date”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our Principal Executive Officer and Principal Financial Officer, concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, Management identified the following three material weaknesses that have caused management to conclude that, as of December 31, 2023, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or in other factors that occurred during the fourth fiscal quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Set forth below are the present directors and executive officers of the Company. There are no arrangements or understandings between any of the directors, officers and other persons pursuant to which such person was selected as a director or an officer.

Name	Age	Position
Isiah L. Thomas, III	62	Chief Executive Officer, Chairman of the Board
Dr. Kenneth Perego, II	54	Vice Chairman of the Board
Terry Buffalo	59	Director
Timothy Woods	57	Chief Financial Officer
Joerg Sommer	57	President

Biographies

Set forth below are brief accounts of the business experience of each director and executive officer of the Company.

Isiah L. Thomas, III has been our Chief Executive Officer since June 2020, and our Chairman of the Board since December 2021. Mr. Thomas has also been the Chairman and Chief Executive Officer of Isiah International, LLC, a holding company with interests in a diversified portfolio of businesses, since 2011. Mr. Thomas also has been a Commentator and Analyst for NBA TV, since 2014, and Turner Sports, since 2012. He previously served as the President & Alternate Governor of the New York Liberty of the Women’s National Basketball Association from 2015 to February 2019, the Head Basketball Coach at Florida International University, from 2009 to 2012, the General Manager, President of Basketball Operation and Head Coach of the New York Knicks of the National Basketball Association (“NBA”), from 2006 to 2008, the Head Coach of the Indiana Pacers of the NBA from 2000 to 2003, the Owner of the Continental Basketball Association from 1998 to 2000, Minority Owner & Executive Vice President of the Toronto Raptors of the NBA from 1994 to 1998 and point guard for the Detroit Pistons of the NBA from 1981 to 1994. Mr. Thomas has served as a director of Get in Chicago, an organization focused on stopping gun and related violence in Chicago, since 2013, and as a director of Madison Square Garden Entertainment Corp. since April 2020. He is also the Founder of Mary’s Court Foundation, a charitable organization established in 2010. We believe that Mr. Thomas’s business experience qualifies him to serve as our chairman and CEO.

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

Joerg Sommer was appointed to serve as the Company’s President on May 23, 2023. Mr. Sommer served on the Company’s Advisory Board from August 2020 through May 23, 2023, and as a consultant to the Company from January 2021 to June 2022. Since July 2022, Mr. Sommer has been the Managing Partner of peach ventures management GmbH, an investor in energy and mobility startups based in Berlin, Germany, and since November 2021, he has served as a Venture Partner of bmp Ventures AG, a venture capital investment firm based in Berlin, Germany. Previously, Mr. Summer was the Chief Operating Officer of StreetScooter of Aachen, German, from March 2019 until February 2020; and the Chief Operating Officer of Chanje Energy Inc. of Los Angeles, CA, from March 2017 until February 2019. Prior to February 2019, Mr. Sommer held various top management positions in the automotive industry with Mercedes, Renault Group and Volkswagen Group in Europe and in the US. Mr. Sommer holds a Masters of Business Administration (M.B.A.) from the MIT Sloan School of Management, and dual Masters of Mechanical Engineering and Business Administration from Technische Universität Berlin.

Family Relationships

There are no family relationships among any of our directors or executive officers.

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

Director Nominations

As of December 31, 2023, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. We have not established formal procedures by which security holders may recommend nominees to the Company’s board of directors.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our code of ethics may be obtained free of charge by contacting us at the address or telephone number listed on the cover page hereof.

Delinquent Section 16(a) Reports

The were no persons who, at any time during the fiscal year ended December 31, 2023, was a director, executive officer, or beneficial owner of more than 10% of our common stock that failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year, except for one late filing of a Form 3, and a late Form 4, reporting fifty transactions, by Dr. John McCabe, a beneficial owner of more than 10%, and a late filing of a Form 3, and late Form 4, reporting two transactions, by Dr. Kenneth, Perego, II.

ITEM 11. Executive Compensation

Summary Compensation Table

The following summary compensation table sets forth the aggregate compensation we paid or accrued during the fiscal years ended December 31, 2023 and 2022 to Isiah L. Thomas, III, our Chief Executive Officer, Timothy Woods, our Chief Financial Officer, and Joerg Sommer, our President (together, our “Named Executive Officers”), that received total compensation in excess of $100,000 during 2023.

Name and	Fiscal			Option
Financial Position	Year	Salary		Awards[1]		Total

Isiah L. Thomas, III,	2023	$120,000	(1)	$-		$120,000
Chief Executive Officer and Chairman	2022	$120,000	(1)	$-		$120,000

Timothy Woods,	2023	$90,000	(2)	$-		$90,000
Chief Financial Officer	2022	$78,750	(2)	$-		$78,750

Joerg Sommer,	2023	$41,000	(3)	$89,850	(4)	$130,850
President

(1) Consists of $120,000 and $120,000 of accrued salary for the years ended December 31, 2023 and 2022, respectively, not yet paid.

(2) Consists of $78,750 and $90,000 of accrued salary for the years ended December 31, 2023 and 2022, respectively, not yet paid. Mr. Woods’ employment agreement provides for an annual base salary of $90,000.

(3) Consists of $41,000 of accrued salary owed to Mr. Sommer from his appointment date in April 2023 through December 31, 2023, not yet paid. Mr. Sommer’s employment agreement provides for an annual base salary of $60,000.

(4) On June 15, 2023, we awarded Mr. Sommer 1,500,000 shares of common stock. The fair value of the common stock was $89,850, based on the closing stock price on the grant date. The amounts reflected in this column represent the aggregate grant date fair value of options, computed in accordance with ASC Topic 718.

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2023, our Named Executive Officers had outstanding unexercised options as set forth below.

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option Exercise Price ($)	Option Expiration Date ($) (2)

Isiah L. Thomas, III	5,500,000	-	$0.13	June 30, 2030
Timothy Woods	-	-	-	N/A
Joerg Sommer	-	-	-	N/A

On January 21, 2021, the Company granted Mr. Thomas options to purchase 5,500,000 shares of our common stock, with half of the options vesting immediately on the grant date and the remaining 2,750,000 options vesting quarterly in increments of 250,000 options per quarter.

Director Compensation

The Company’s non-employee directors, Dr. Perego and Mr. Buffalo, did not receive any compensation for serving as directors during the year ended December 31, 2023.

However, they are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors.

As of December 31, 2023, Dr. Perego held options to acquire 350,000 shares and, Mr. Buffalo did not own any outstanding options. As of December 31, 2023, no directors held any outstanding restricted stock units or other stock awards.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 31, 2024, certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of 5% or more of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group. The address of each of our directors and executive officers named in the table is c/o One World Products, Inc., 6605 Grand Montecito Pkwy., Suite 100, Las Vegas, NV 89149:

	Common Stock		Series A Preferred Stock		Series B Preferred Stock		Percent of Combined
Name of Beneficial Owner(1)	Number of Shares	% of Class(2)	Number of Shares	% of Class	Number of Shares	% of Class	Voting Power(6)
Officers and Directors:
Isiah L. Thomas, III, Chairman and CEO(3)	26,000,000	24.7%	-	-	200,000	83.9%	17.7%
Dr. Kenneth Perego II, Vice Chairman(4)	11,100,000	13.6%	11,000	11.0%	-	-	55.3%
Joerg Sommer, President	1,500,000	1.9%	-	-	-	-	1.3%
Timothy Woods, Chief Financial Officer	-	-	-	-	-	-	-
Terry L. Buffalo, Director	-	-	-	-	-	-	-
Directors and Officers as a Group (4 persons)	38,600,000	36.0%	-	-	-	-	74.2%
5% Shareholders
ISIAH International, LLC(3)	26,000,000	24.7%	-	-	200,000	83.9%	17.7%
Dr. John McCabe(5)	15,000,180	18.8%	3,000	3.0%	20,000	8.4%	12.8%

* less than 1%

(1)	Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock owned by such person.

(2)	Percentage of beneficial ownership is based upon 79,827,618 shares of common stock, 99,733 shares of Series A Preferred Stock and 238,501 and shares of Series B Preferred Stock outstanding as of December 31, 2023. For each named person, this percentage includes common stock that the person has the right to acquire either currently or within 60 days of March 31, 2024, including through the exercise of an option; however, such common stock is not deemed outstanding for the purpose of computing the percentage owned by any other person.

(3)	Includes 5,500,000 shares of common stock that may be acquired upon exercise of a vested option, and 20,000,000 shares of common stock that may be acquired upon conversion of Series B Preferred Stock currently held by Isiah International, LLC. Mr. Thomas is the sole member and Chief Executive Officer of ISIAH International.

(4)	Includes 7,000,000 shares of common stock held by CB Medical, LLC, of which Dr. Kenneth Perego, II is the controlling member. Includes 350,000 shares of common stock that may be acquired under an option, and 550,000 shares of common stock that may be acquired under a warrant. In addition, includes 11,000 shares of Series A Preferred Stock, convertible into 1,100,000 shares of common stock with each share of preferred carrying 50 voting rights.

(5)	Includes 150,000 shares of common stock that may be acquired upon exercise of a vested warrant, and 300,000 shares of common stock that may be acquired upon conversion of Series A Preferred Stock, and 2,000,000 shares of common stock that may be acquired upon conversion of Series B Preferred Stock. The address for Mr. McCabe is 160 Kincaid Lane, Boyce, LA 71409.

(6)	Each share of common stock is entitled to one vote per share, and each share of Preferred Stock carries a number of votes equal to the number of shares of common stock into which such Preferred Stock may then be converted. The Preferred Stock generally will vote together with the common stock and not as a separate class.

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

Advances by and repayments to Dr. Kenneth Perego, II, M.D., our Vice Chairman of the Board

On September 11, 2023, the Company received an advance of $52,000 from Dr. Kenneth Perego, II, M.D., our Vice Chairman of the Board, pursuant to an unsecured promissory note due on demand that carried a 10% interest rate.

On August 31, 2023, the Company received an advance of $4,000 from Dr. Kenneth Perego, II, M.D., pursuant to an unsecured promissory note due on demand that carried a 6% interest rate.

On August 14, 2023, the Company received an advance of $6,000 from Dr. Kenneth Perego, II, M.D., pursuant to an unsecured promissory note due on demand that carried a 6% interest rate.

On August 5, 2022, the Company received an advance of $50,000 from Dr. Kenneth Perego, II, M.D., pursuant to an unsecured promissory note due on demand that carried a 6% interest rate.

On July 7, 2022, the Company received an advance of $5,000 from Dr. Kenneth Perego, II, M.D., pursuant to an unsecured promissory note due on demand that carried a 6% interest rate.

On May 5, 2022, the Company received an advance of $20,000 from Dr. Kenneth Perego, II, M.D., pursuant to an unsecured promissory note due on demand that carried a 6% interest rate.

On December 29, 2021, the Company received an advance of $200,000 from Dr. Kenneth Perego, II, M.D., pursuant to an unsecured promissory note due January 1, 2024 that carried an 8% interest rate.

On September 14, 2020, the Company received an advance of $26,000 from Dr. Kenneth Perego, II, M.D., pursuant to an unsecured demand note that carried a 6% interest rate. A total of $27,201, consisting of $26,000 of principal and $1,201 of interest, was repaid on March 29, 2021.

Advances by and Repayments to Isiah L. Thomas, III, our Chairman of the Board and CEO

On August 2, 2022, the Company received an advance of $4,500 from Isiah L. Thomas, III, our Chairman of the Board and CEO, pursuant to an unsecured promissory note due on demand that carried a 6% interest rate.

On June 3, 2022, the Company received an advance of $10,000 from Isiah L. Thomas, III pursuant to an unsecured promissory note due on demand that carried a 6% interest rate.

On May 5, 2022, the Company received an advance of $10,000 from Isiah L. Thomas, III pursuant to an unsecured promissory note due on demand that carried a 6% interest rate.

On October 19, 2021, a total of $52,918, consisting of $50,000 of principal and $2,918 of interest, was repaid to Mr. Isiah L. Thomas, III in settlement of a demand note that had originated on October 28, 2020.

On September 15, 2021, a total of $130,610, consisting of $125,000 of principal and $5,610 of interest, was repaid to Mr. Isiah L. Thomas, III in settlement of a demand note that had originated on December 16, 2020.

Series B Preferred Stock Sales to Isiah L. Thomas, III

On February 7, 2021, the Company and ISIAH International, LLC (“ISIAH International”), an entity controlled by Isiah L. Thomas, our CEO and Chairman of the Board, entered into a Securities Purchase Agreement (the “Purchase Agreement”) under which ISIAH International agreed to purchase from the Company, on the dates provided for in the Purchase Agreement, an aggregate of 200,000 shares of the Company’s newly designated Series B Preferred Stock (“Series B Preferred Stock”), convertible into an aggregate of 20,000,000 shares of the Company’s common stock, for a purchase price of $15 per share of Preferred Stock, and an aggregate purchase price of $3 million. Each share of Series B Preferred Stock has a Stated Value of $15 and is convertible into common stock at a conversion price equal to $0.15. Isiah L. Thomas, the Company’s Chief Executive Officer, is the sole member and Chief Executive Officer of ISIAH International. Pursuant to the Purchase Agreement, ISIAH International purchased the 200,000 shares of Series B Preferred Stock from the Company according to the following schedule:

Date	Shares	Purchase Price
Initial Closing Date	16,666	$249,990
February 22, 2021	16,667	250,005
March 8, 2021	16,667	250,005
March 22, 2021	16,667	250,005
April 5, 2021	16,666	249,990
April 19, 2021	16,667	250,005
May 17, 2021	33,334	500,010
June 14, 2021	33,333	499,995
July 12, 2021	33,333	499,995
Total	200,000	$3,000,000

On various dates in May, 2021, the Company also received total proceeds of $50,010 from the sale of an aggregate of 3,334 shares of Series B Preferred Stock at a price of $15 per share to trusts whose beneficiaries are adult children of Isiah L. Thomas, III. Mr. Thomas disclaims beneficial ownership of the shares held by these trusts.

Debt and Common Stock Issued to Joerg Sommers

On October 5, 2023, the Company received an advance of $25,000 from Joerg Sommers, our President, pursuant to an unsecured promissory note due on demand that carried a 6% interest rate.

On June 15, 2023, the Company issued 1,500,000 shares of common stock to the Company’s President, Joerg Sommer, for services provided. The aggregate fair value of the common stock was $89,850, based on the closing price of the Company’s common stock on the date of grant.

Debt and Common Stock Issued to Dr. John McCabe

On September 27, 2022, the Company received an advance of $750,000 from Dr. John McCabe, pursuant to an unsecured convertible promissory note that carried an 8% interest rate, maturing on September 16, 2024, and convertible into shares of the Series B Preferred Stock of the Company at any time at a price per share of Series B Stock of $15.00 per share. The promissory note was cancelled on March 15, 2024 in exchange for a new promissory note, bearing interest at 7% per annum, maturing on March 1, 2027.

On June 13, 2022, the Company received an advance of $100,000 from Dr. John McCabe, pursuant to an unsecured promissory note that carried an 8% interest rate, which matured on January 1, 2024. The promissory note was cancelled on March 15, 2024 in exchange for a new promissory note, bearing interest at 7% per annum, maturing on March 1, 2027.

On March 1, 2022, the Company received an advance of $400,000 from Dr. John McCabe, pursuant to an unsecured promissory note that carried an 8% interest rate, which matured on January 1, 2024. The promissory note was cancelled on March 15, 2024 in exchange for a new promissory note, bearing interest at 7% per annum, maturing on March 1, 2027.

On February 15, 2022, the Company received an advance of $200,000 from Dr. John McCabe, pursuant to an unsecured promissory note that carried an 8% interest rate, which matured on January 1, 2024. The promissory note was cancelled on March 15, 2024 in exchange for a new promissory note, bearing interest at 7% per annum, maturing on March 1, 2027.

On February 14, 2023, the Company sold 3,000,000 shares of common stock at a price of $0.10 per share to Dr. John McCabe, a greater than 10% stockholder, for total proceeds of $300,000.

Director Independence

Our board of directors currently consists of Isiah L. Thomas, III, our Chief Executive Officer and Chairman, Dr. Kenneth Perego, II, our Vice Chairman, and Terry Buffalo. As an executive officer, Mr. Thomas does not qualify as “independent” under standards of independence set forth by national securities exchanges. Our Board of Directors has determined that Dr. Kenneth Perego, II and Terry Buffalo are “independent” in accordance with the NASDAQ Capital Market’s requirements. As our common stock is currently quoted on the OTCQB, we are not currently subject to corporate governance standards of listed companies.

ITEM 14. Principal AccountING Fees And Services

M&K CPAS, PLLC was the Company’s independent registered public accounting firm for the years ended December 31, 2023 and 2022.

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

	Years Ended December 31,
	2023	2022
Audit fees(1)	$66,300	$56,775
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$66,300	$56,775

(1) Audit fees were principally for audit services and work performed in the review of the Company’s quarterly reports on Form 10-Q.

All of the 2023 and 2022 services described above were approved by the Board of Directors in accordance with the SEC rule that requires audit committee pre-approval of audit and non-audit services provided by the Company’s independent registered public accounting firm. The Board of Directors has considered whether the provisions of such services, including non-audit services, is compatible with maintaining M&K CPAS, PLLC ‘s independence and has concluded that it is independent.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

Exhibit	Description
2.1	Agreement and Plan of Merger dated February 21, 2019, among the Company, OWP Merger Subsidiary Inc. and OWP Ventures, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2019)
2.2	Agreement and Plan of Merger dated October 11, 2021, between One World Pharma, Inc. and One World Products, Inc. (incorporated by reference to Exhibit 2.1 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on November 30, 2021)
3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 24, 2014)
3.2	Certificate of Amendment to Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 8, 2019)
3.3	Certificate of Amendment to Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2020)
3.4	Certificate of Designation of Series A Preferred Stock of the Company dated June 1, 2020 (incorporated by reference to Exhibit 3.4 of the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 26, 2020)
3.5	Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 24, 2014)
3.6	Certificate of Designation of Series B Preferred Stock of the Company dated February 2, 2021 (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 8, 2021)
3.7	Articles of Merger Pursuant to NRS 92A.200 as filed with the Nevada Secretary of State on November 23, 2021 (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on November 30, 2021)
4.1	Description of Securities (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form 10-K filed with the Securities and Exchange Commission on April 15, 2021)
4.2	Promissory Note of the Company in the Principal Amount of $300,000 issued to AJB Capital Investments LLC, dated June 23, 2023 (incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 5, 2023)
10.1+	2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2020)
10.2+	Form of Stock Option Grant Notice for grants under the 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2020)
10.3+	Form of Option Agreement for grants under the 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2020)
10.4+	Letter Agreement between the Company and Isiah L. Thomas, III, dated June 3, 2020 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 9, 2020)
10.5	Securities Purchase Agreement, dated as of June 23, 2023, between the Company and AJB Capital Investments LLC (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 5, 2023)
10.6	Securities Purchase Agreement, dated as of February 7, 2021, between the Company and ISIAH International LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 8, 2021)
10.7	Registration Rights Agreement, dated June 23, 2023, between the Company and AJB Capital Investments LLC (incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 5, 2023)
10.8	Commercial Lease Agreement dated November 26, 2021, between R&B Inversiones S.A.S. and One World Pharma S.A.S. (incorporated by reference to Exhibit 10.10 of the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 16, 2022)
10.9	Purchase Agreement, dated September 1, 2022, between the Company and Tysadco Partners, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 7, 2022)
10.10	Securities Purchase Agreement, dated September 1, 2022, between the Company and Tysadco Partners, LLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 7, 2022)
10.11	Registration Rights Agreement, dated September 1, 2022, between the Company and Tysadco Partners, LLC (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 7, 2022)
10.12	Convertible Promissory Note Purchase Agreement, dated September 16, 2022, between the Company and Dr. John McCabe (incorporated by reference to Exhibit 10.15 of the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission by One World Products, Inc. on November 14, 2022)
10.13	Convertible Note, dated September 16, 2022, between One World Products, Inc. and Dr. John McCabe (incorporated by reference to Exhibit 10.16 of the Form 10-Q filed with the Securities and Exchange Commission by on November 14, 2022)
10.14+	Offer Letter dated April 25, 2003 by and between the Company and Jeorg Sommer (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2023)
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
32.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Schema Document
101.CAL*	Inline XBRL Calculation Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document
101.LAB*	Inline XBRL Labels Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Dated: May 22, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Isiah L. Thomas, III	Chief Executive Officer and Chairman
Isiah L. Thomas, III	(Principal Executive Officer)	May 22, 2024

/s/ Timothy Woods	Chief Financial Officer	May 22, 2024
Timothy Woods	(Principal Financial Officer)

/s/ Dr. Kenneth Perego, II	Vice Chairman of the Board	May 22, 2024
Dr. Kenneth Perego, II

/s/ Terry Buffalo	Director	May 22, 2024
Terry Buffalo

