Form 10-Q
period 2024-03-31
One World Products, Inc.
filed 2024-06-12
CIK 1622244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

The number of shares of registrant’s common stock outstanding as of June 10, 2024 was 104,329,919.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ONE WORLD PRODUCTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2024	2023
	(Unaudited)

Assets
Current assets:
Cash	$40,648	$726
Accounts receivable	282	-
Inventory	26,257	-
Prepaid expenses	31,654	13,156
Total current assets	98,841	13,882

Security deposits	85,000	85,000

Total Assets	$183,841	$98,882

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$618,956	$528,645
Accrued expenses	871,836	939,368
Dividends payable	211,650	196,734
Convertible note payable, related party, current maturities	-	750,000
Notes payable, related parties, current maturities	-	1,146,500
Notes payable, net of $126,670 and $24,136 of debt discounts at March 31, 2024 and December 31, 2023, respectively	268,330	310,864
Total current liabilities	1,970,772	3,872,111

Notes payable, related parties, long-term portion, net of $9,729 of debt discounts at March 31, 2024	2,441,252	-

Total Liabilities	4,412,024	3,872,111

Series A convertible preferred stock, $0.001 par value, 500,000 shares authorized; 99,733 and 70,233 shares issued and outstanding at December 31, 2023 and 2022, respectively	997,330	997,330
Series B convertible preferred stock, $0.001 par value, 600,000 shares authorized; 238,501 and 272,168 shares issued and outstanding at December 31, 2023 and 2022, respectively	3,577,515	3,577,515

Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value, 9,200,000 shares authorized; no shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized; 111,092,849 and 79,827,618 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	111,093	79,828
Additional paid-in capital	19,646,892	18,414,456
Subscriptions payable	69,695	45,000
Accumulated other comprehensive income	-	42,328
Accumulated (deficit)	(28,630,708)	(26,929,686)
Total Stockholders’ Equity (Deficit)	(8,803,028)	(8,348,074)

Total Liabilities and Stockholders’ Equity (Deficit)	$183,841	$98,882

See accompanying notes to condensed consolidated financial statements.

ONE WORLD PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended
	March 31,
	2024	2023

Revenues	$282	$2,101
Cost of goods sold	49	967
Gross loss	233	1,134

Operating expenses:
General and administrative	198,847	347,297
Professional fees	578,671	103,848
Depreciation expense	-	7,857
Total operating expenses	777,518	459,002

Operating loss	(777,285)	(457,868)

Other income (expense):
Loss on early extinguishment of debt	(724,086)	-
Loss on deconsolidation of foreign subsidiaries	(97,672)	-
Interest expense	(101,979)	(58,070)
Total other expense	(923,737)	(58,070)

Net loss	$(1,701,022)	$(515,938)

Other comprehensive loss:
Gain (loss) on foreign currency translation	$(42,328)	$184,969

Net other comprehensive loss	$(1,743,350)	$(330,969)
Series A convertible preferred stock declared ($0.60 per share)	(14,916)	(12,773)
Net loss attributable to common shareholders	$(1,758,266)	$(343,742)

Weighted average number of common shares outstanding - basic and diluted	86,930,048	68,702,907

Net loss per share - basic and diluted	$(0.02)	$(0.01)

Dividends declared per share of common stock	$0.00	$0.00

See accompanying notes to condensed consolidated financial statements.

ONE WORLD PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	For the Three Months Ended March 31, 2024
	Series A Convertible		Series B Convertible				Additional		Accumulated Other Comprehensive		Total Stockholders’
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Subscriptions	Income	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	(Loss)	Deficit	(Deficit)

Balance, December 31, 2023	99,733	$997,330	238,501	$3,577,515	79,827,618	$79,828	$18,414,456	$45,000	$42,328	$(26,929,686)	$(8,348,074)

Common Stock issued for services	-	-	-	-	7,149,621	7,150	460,236	24,695	-	-	492,081

Common Stock issued for debt commitment fees	-	-	-	-	2,750,000	2,750	80,543	-	-	-	83,293

Common stock issued to debt holder in escrow, to be cancelled	-	-	-	-	10,394,610	10,394	(10,394)	-	-	-	-

Common stock issued pursuant to debt modifications	-	-	-	-	10,971,000	10,971	713,115	-	-	-	724,086

Amortization of common stock options issued for services	-	-	-	-	-	-	3,852	-	-	-	3,852

Series A convertible preferred stock dividend declared ($0.60 per share)	-	-	-	-	-	-	(14,916)	-	-	-	(14,916)

Loss on foreign currency translation	-	-	-	-	-	-	-	-	(42,328)	-	(42,328)

Net loss	-	-	-	-	-	-	-	-	-	(1,701,022)	(1,701,022)

Balance, March 31, 2024	99,733	$997,330	238,501	$3,577,515	111,092,849	$111,093	$19,646,892	$69,695	$-	$(28,630,708)	$(8,803,028)

	For the Three Months Ended March 31, 2023
	Series A Convertible		Series B Convertible				Additional		Accumulated Other		Total Stockholders’
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Subscriptions	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Income (Loss)	Deficit	(Deficit)

Balance, December 31, 2022	70,233	$702,330	272,168	$4,082,520	67,202,907	$67,203	$17,123,603	$-	$(50,699)	$(22,976,365)	$(5,836,258)

Series A Convertible Preferred Stock sold for cash	15,000	150,000	-	-	-	-	-	-	-	-	-

Series A Convertible Preferred Stock issued for services	4,500	45,000	-	-	-	-	-	-	-	-	-

Common stock sold for cash	-	-	-	-	3,000,000	3,000	297,000	-	-	-	300,000

Amortization of common stock options issued for services	-	-	-	-	-	-	38,130	-	-	-	38,130

Series A convertible preferred stock dividend declared ($0.60 per share)	-	-	-	-	-	-	(12,773)	-	-	-	(12,773)

Gain on foreign currency translation	-	-	-	-	-	-	-	-	184,969	-	184,969

Net loss	-	-	-	-	-	-	-	-	-	(515,938)	(515,938)

Balance, March 31, 2023	89,733	$897,330	272,168	$4,082,520	70,202,907	$70,203	$17,445,960	$-	$134,270	$(23,492,303)	$(5,841,870)

See accompanying notes to condensed consolidated financial statements.

ONE WORLD PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(1,701,022)	$(515,938)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	-	7,857
Loss on early extinguishment of debt	724,086	-
Amortization of debt discounts	46,030	-
Series A preferred stock issued for services	-	45,000
Common stock issued for services	492,081	-
Stock options issued for services	3,852	38,130
Decrease (increase) in assets:
Accounts receivable	(282)	1,673
Inventory	(26,257)	(225,037)
Other current assets	(18,498)	(27,353)
Other assets	-	(7,023)
Right-of-use assets	-	22,242
Security deposits	-	(16)
Increase (decrease) in liabilities:
Accounts payable	90,311	(50,344)
Accrued expenses	139,949	171,267
Deferred revenues	-	(1,694)
Lease liability	-	(20,747)
Net cash used in operating activities	(249,750)	(561,983)

Cash flows from investing activities
Purchase of fixed assets	-	(5,046)
Net cash used in investing activities	-	(5,046)

Cash flows from financing activities
Proceeds from notes payable, related parties	347,000	-
Proceeds from notes payable	285,000	-
Repayments of notes payable	(300,000)	-
Proceeds from sale of preferred and common stock	-	450,000
Net cash provided by financing activities	332,000	450,000

Effect of exchange rate changes on cash	(42,328)	190,722

Net increase (decrease) in cash	39,922	73,693
Cash - beginning	726	11,016
Cash - ending	$40,648	$84,709

Supplemental disclosures:
Interest paid	$10,500	$22,192
Income taxes paid	$-	$-

Non-cash investing and financing transactions:
Dividends payable	$14,916	$12,773
Value of debt discounts attributable to commitment shares to related parties	$9,839	$-
Value of debt discounts attributable to commitment shares	$73,454	$-

See accompanying notes to condensed consolidated financial statements.

ONE WORLD PRODUCTS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Nature of Business and Significant Accounting Policies

Nature of Business

One World Products, Inc. (the “Company,” “we,” “our” or “us”) was incorporated in Nevada on September 2, 2014. On February 21, 2019, the Company entered into an Agreement and Plan of Merger with OWP Merger Subsidiary, Inc., a wholly-owned subsidiary, and OWP Ventures, Inc. (“OWP Ventures”), which is the parent company of One World Pharma SAS, a Colombian Simplified Shares Company (“OWP SAS”). Pursuant to the Merger Agreement, we acquired OWP Ventures (and indirectly, OWP SAS) by the merger of OWP Merger Subsidiary with and into OWP Ventures, with OWP Ventures being the surviving entity as our wholly-owned subsidiary (the “Merger”). As a result of the Merger (a) holders of the outstanding capital stock of OWP Ventures received an aggregate of 39,475,398 shares of our common stock; (b) options to purchase 825,000 shares of common stock of OWP Ventures at an exercise price of $0.50 automatically converted into options to purchase 825,000 shares of our common stock at an exercise price of $0.50; (c) the outstanding principal and interest under a $300,000 convertible note issued by OWP Ventures became convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price equal to the lesser of $0.424 per share or 80% of the price the Company sold its common stock in a future “Qualified Offering”; (d) 875,000 shares of our common stock owned by OWP Ventures prior to the Merger were cancelled; and (e) OWP Ventures’ chief operating officer became our chief operating officer and two of OWP Ventures’ directors became members of our board of directors. The Company’s headquarters are located in Las Vegas, Nevada, and its customers will predominantly be located outside of the United States. On January 10, 2019, the Company changed its name from Punto Group, Corp. to One World Pharma, Inc., and on November 23, 2021, the Company changed its name to One World Products, Inc. through the merger of One World Products, Inc., a recently formed Nevada corporation wholly-owned by the Company, with and into the Company (the “Name Change Merger”) pursuant to the applicable provisions of the Nevada Revised Statutes (“NRS”). As permitted by the NRS, the articles of merger filed with the Secretary of State of the state of Nevada to effect the Name Change Merger amended Article I of the Company’s Articles of Incorporation to change the Company’s name to “One World Products, Inc.” The Name Change Merger was effected solely to effect the change of the Company’s name, and had no effect on the Company’s officers, directors, operations, assets or liabilities.

OWP Ventures is a holding company formed in Delaware on March 27, 2018 to enter and support the cannabis industry, and on May 30, 2018, it acquired OWP SAS. OWP SAS is a licensed cannabis cultivation, production and distribution (export) company located in Popayán, Colombia (nearest major city is Cali). The Company plans to be a producer of and/or source raw and processed cannabis and hemp plant ingredients for both medical and industrial uses across the globe. The Company has received licenses to cultivate, produce and distribute the raw ingredients of the cannabis and hemp plant for medicinal, scientific and industrial purposes. Specifically, the Company is one of the few companies in Colombia to receive all four licenses, including seed use, cultivation of non-psychoactive cannabis, cultivation of psychoactive cannabis, and manufacturing allowing for extraction and export. Currently, we own approximately 30 acres and have a covered greenhouse built specifically to cultivate high-grade cannabis and hemp. In addition, the Company has entered into agreements with local farming cooperatives that include small farmers and indigenous tribe members, under which they will cultivate cannabis on up to approximately 140 acres of land using our seeds and propagation techniques, and sell their harvested products to us on an exclusive basis. The Company began harvesting cannabis in the first quarter of 2019 for the purpose of further research and development activities, quality control testing and extraction. OWP SAS has generated revenue since the second quarter of 2020. During the first quarter of 2022, the Company made payments of approximately $1,400,000 for a state-of-the-art distillation machine that cleared customs and is currently located in a warehouse near Bogotá.

On December 22, 2023, OWP SAS, filed for protection under Colombian Law 1116 of 2006, which is the primary legislation governing business insolvency proceedings (restructuring and liquidation) (“Reorganization Proceedings”) in Colombia. The Reorganization Proceeds are similar to Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States, whereby the Company intends to restructure its debts and continue to operate.

In connection with the Reorganization Proceedings, we paused production and sales of our cannabis operations in Colombia until the court overseeing the Reorganization Proceedings (the “Court”) provides the Company with a plan of reorganization, at which time the Company intends to resume operations and satisfy its obligations in Colombia in accordance with the Court’s plan. Furthermore, we continued our aggressive cost-cutting actions that included significant personnel reductions. As a result of these actions, OWP SAS has no revenue-producing operations. The Company’s primary operations during the fourth quarter of 2023, and to date in 2024, have consisted of activities associated with completing the Reorganization Proceedings, resolving substantial litigation, claims reconciliation, and preparing for emergence from Reorganization Proceedings as contemplated in the yet to be determined, Proposed Plan.

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

ONE WORLD PRODUCTS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

In accordance with ASC 810-10-15, the Company has deconsolidated its foreign subsidiaries until it emerges from the Reorganization Proceedings to include the petitioning entity, OWP SAS, as well as the Company’s non-operating shell entities, Agrobase, S.A.S. and Hope Colombia, S.A.S., given the lack of independently identifiable operations. The deconsolidation resulted in a loss on deconsolidation of foreign subsidiaries in the amount of $97,672 and $1,564,823 for the three months ended March 31, 2024 and the year ended December 31, 2023, respectively.

During March of 2024, the Company, through OWP Ventures, began to sell a CBD-based therapeutic product in the United States in limited quantities.

Financial Reporting Under Reorganization

The Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q have been prepared to reflect the application of Financial Accounting Standards Board, or “FASB” Accounting Standards Codification, or “ASC” 852, Reorganizations, which is a critical accounting policy. During the pendency of the bankruptcy protection under Colombian Law 1116 of 2006, the foreign subsidiaries have been deconsolidated, as disclosed in Note 3, below.

Effective as of the Petition Date, the Company ceased recognizing interest income on intercompany loans made to the foreign subsidiaries. Subsequent loans advanced to, or payments made on behalf of these foreign subsidiaries, have been recognized as a loss on deconsolidation of foreign subsidiaries.

In connection with the Company’s emergence from the bankruptcy protection under Colombian Law 1116 of 2006 on the Effective Date, the Company expects to adopt fresh-start accounting, which will result in the foreign subsidiaries becoming new entities for financial reporting purposes. Upon adoption of fresh-start accounting, the Company’s assets and liabilities will be recorded at their fair value as of the fresh-start reporting date or Effective Date. The fair values of the Company’s assets and liabilities as of that date may differ materially from the recorded values of its assets and liabilities as reflected in its historical consolidated financial statements. In addition, the Company’s adoption of fresh-start accounting may materially affect its results of operations following the fresh-start reporting dates, as the Company will have a new basis in its assets and liabilities. Consequently, the Company’s financial statements on or after the Effective Date will not be comparable with the financial statements prior to that date and the historical financial statements will not be reliable indicators of its financial condition and results of operations for any period after it adopts fresh-start accounting. The Company is in the process of evaluating the potential impact of the fresh-start accounting on its consolidated financial statements.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and the rules of the Securities and Exchange Commission (SEC). Intercompany accounts and transactions have been eliminated.

The unaudited condensed consolidated financial statements of the Company and the accompanying notes included in this Quarterly Report on Form 10-Q are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the Condensed Consolidated Financial Statements have been included. Such adjustments are of a normal, recurring nature. The Condensed Consolidated Financial Statements, and the accompanying notes, are prepared in accordance with GAAP and do not contain certain information included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023. The interim Condensed Consolidated Financial Statements should be read in conjunction with that Annual Report on Form 10-K. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the following entities, all of which were under common control and ownership at March 31, 2024:

State of
Name of Entity	Incorporation	Relationship
One World Products, Inc.(1)	Nevada	Parent
OWP Ventures, Inc.(2)	Delaware	Subsidiary

(1)	Holding company in the form of a corporation.
(2)	Holding company in the form of a corporation and wholly-owned subsidiary of One World Products, Inc.

The consolidated financial statements herein contain the operations of the wholly-owned subsidiaries listed above. The Company’s headquarters are located in Las Vegas, Nevada.

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

ONE WORLD PRODUCTS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Cash in Excess of FDIC Insured Limits

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000, under current regulations. The Company did not have any cash in excess of FDIC insured limits at March 31, 2024, and has not experienced any losses in such accounts.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. The Company’s revenues in the current period consisted of the sale of our CBD rub, and in the prior period revenues consisted entirely of the sale of seeds. The sale of seeds included multi-element arrangements whereby the Company collected 50% of the sale upon delivery of the sales, and the remaining 50% upon the completion of the harvest, whether the seeds result in a successful crop, or not. In addition, the Company had a right of first refusal to purchase products resulting from the harvest.

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

ONE WORLD PRODUCTS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The guidance is effective for the Company’s fiscal years beginning after December 15, 2024, with early adoption permitted. The Company does not expect the adoption of this standard to have any material impact on its financial statements.

There are no other recently issued accounting pronouncements that the Company has yet to adopt that are expected to have a material effect on its financial position, results of operations, or cash flows.

Note 2 –Going Concern

As shown in the accompanying condensed consolidated financial statements as of March 31, 2024, our balance of cash on hand was $40,648, and we had negative working capital of $1,871,931 and an accumulated deficit of $28,630,708. We are too early in our development stage to project future revenue levels, and may not be able to generate sufficient funds to sustain our operations for the next twelve months. Accordingly, we may need to raise additional cash to fund our operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

ONE WORLD PRODUCTS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 3 – Deconsolidation of Foreign Subsidiaries

On December 22, 2023, our wholly-owned subsidiary, One World Products, S.A.S., a Colombian Simplified Shares Company, filed for protection under Colombian Law 1116 of 2006, which is the primary legislation governing business insolvency proceedings (restructuring and liquidation) (“Reorganization Proceedings”) in Colombia. The Reorganization Proceeds are similar to Chapter 11 of the Bankruptcy Code in the United States, whereby the Company intends to restructure its debts and continue to operate. The plan of reorganization and assessment of valid claims has not yet been determined, or approved by the Court and creditors, as necessary. OWP SAS has currently identified approximately 23 creditors, consisting of approximately $1.2 million of financial obligations, collectively. In accordance with ASC 810-10-15, the Company has deconsolidated its foreign subsidiaries until it emerges from the Reorganization Proceedings to include the petitioning entity, OWP SAS. Given the lack of independently identifiable operations, the Company has also deconsolidated its non-operating shell entities, Agrobase, S.A.S. and Hope Colombia, S.A.S (collectively, the “Foreign Subsidiaries”). The deconsolidation resulted in a loss on deconsolidation of foreign subsidiaries in the amount of $97,672 and $1,564,823 for the three months ended March 31, 2024 and the year ended December 31, 2023, respectively. A summary of the deconsolidated condensed combined balance sheets and statement of operations and comprehensive loss of the Foreign Subsidiaries is as follows:

FOREIGN SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2024	2023

Assets

Current assets:
Cash	$3,804	$1,660
Inventory	45,616	45,791
Other current assets	48,231	2,687
Total current assets	97,651	50,138

Other assets	225,348	226,542
Fixed assets, net	2,333,021	2,346,281

Total Assets	$2,656,020	$2,622,961

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$396,773	$392,403
Accrued expenses	472,606	482,587
Notes payable	182,183	183,148
Intercompany liabilities owed to OWP Ventures, Inc.	7,528,031	7,348,034
Total current liabilities	8,579,593	8,406,172

Stockholders’ Equity (Deficit):
Accumulated other comprehensive income	5,463	-
Accumulated (deficit)	(5,929,036)	(5,783,211)
Total Stockholders’ Equity (Deficit)	(5,923,573)	(5,783,211)

Total Liabilities and Stockholders’ Equity (Deficit)	$2,656,020	$2,622,961

ONE WORLD PRODUCTS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

FOREIGN SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

For the Three
Months Ended
March 31,
2024

Operating expenses:
General and administrative	$77,866
Professional fees	14,966
Depreciation expense	13,260
Total operating expenses	106,092

Operating loss	(106,092)

Other income (expense):
Interest expense	(39,733)
Total other expense	(39,733)

Net loss	$(145,825)
Other comprehensive loss:
Gain on foreign currency translation	$5,463

Net loss	$(140,362)

FOREIGN SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the Three
Months Ended
March 31,
2024
Cash flows from operating activities
Net loss	$(145,825)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	13,260
Decrease (increase) in assets:
Inventory	175
Other current assets	(45,544)
Other assets	1,194
Increase (decrease) in liabilities:
Accounts payable	4,370
Accrued expenses	(10,131)
Accrued interest on interCompany loans	39,997
Net cash used in operating activities	(142,504)

Cash flows from financing activities
Proceeds received from interCompany loan	140,000
Net cash provided by financing activities	140,000

Effect of exchange rate changes on cash	4,648

Net increase (decrease) in cash	2,144
Cash - beginning	1,660
Cash - ending	$3,804

Supplemental disclosures:
Interest paid	$-
Income taxes paid	$-

Note 4 – Related Party Transactions

Common Stock Issued as Consideration for Related Party Debt Modifications

On March 15, 2024, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., agreed to issue shares of common stock to officers and directors in consideration for extending the maturity dates and terms of previously received debt financing, as listed below. The aggregate fair value of the common stock was $724,086, based on the closing price of the Company’s common stock on the date of grant, which was recognized as a loss on early extinguishment of debt. The previously issued promissory notes were cancelled in exchange for promissory notes with a maturity date of March 1, 2027, bearing interest at 10% per annum, with the exception of the promissory note issued to Dr. John McCabe, which carries an interest rate of 7% per annum.

		Aggregate
Name	Position	Debts Extended	Shares	Fair Value
Isiah L. Thomas, III	Chairman and CEO	$27,467	138,000	$9,108
Dr. Kenneth Perego, II	Vice Chairman	337,000	1,685,000	111,210
Joerg Sommer	President	26,116	131,000	8,646
Dr. John McCabe	>5% Shareholder	1,803,398	9,017,000	595,122
		$2,193,981	10,971,000	$724,086

Common Stock Issued for Services, Related Parties

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheet as of March 31, 2024 and December 31, 2023, respectively:

	Fair Value Measurements at March 31, 2024
	Level 1	Level 2	Level 3
Assets
Cash	$40,648	$-	$-
Total assets	40,648	-	-
Liabilities
Notes payable, related parties, net of $9,729 of debt discounts	-	2,441,252	-
Notes payable, net of $126,670 of debt discounts	-	268,330	-
Total liabilities	-	(2,709,582)	-
	$40,648	$(2,709,582)	$-

	Fair Value Measurements at December 31, 2023
	Level 1	Level 2	Level 3
Assets
Cash	$726	$-	$-
Total assets	726	-	-
Liabilities

Convertible notes payable, related party	-	750,000	-
Notes payable, related parties	-	1,146,500	-
Notes payable, net of $24,136 of debt discounts	-	310,864	-
Total liabilities	-	(2,207,364)	-
	$726	$(2,207,364)	$-

ONE WORLD PRODUCTS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the three months ended March 31, 2024 or the year ended December 31, 2023.

Note 6 – Inventory

Inventories are stated at the lower of cost or net realizable value. Cost is determined on a standard cost basis that approximates the first-in, first-out (FIFO) method. Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value. Our CBD products consist entirely of finished goods. Inventory was $26,257 at March 31, 2024.

Note 7 – Security Deposits

Security deposits consisted of refundable deposits on equipment purchases in the amount of $85,000 as of March 31, 2024 and December 31, 2023.

Note 8 – Accrued Expenses

Accrued expenses consisted of the following at March 31, 2024 and December 31, 2023, respectively:

	March 31,	December 31,
	2024	2023
Accrued compensation	$759,917	$665,417
Accrued interest	111,919	273,951
	$871,836	$939,368

Note 9 – Convertible Note Payable, Related Party

Convertible note payable, related party consists of the following at March 31, 2024 and December 31, 2023, respectively:

	March 31,	December 31,
	2024	2023
On September 27, 2022, the Company completed the sale of a Convertible Promissory Note in the principal amount of $750,000 (the “Convertible McCabe Note”) to Dr. John McCabe, an affiliate investor. The unsecured note matured on September 16, 2024 (the “Maturity Date”), carried interest at a rate of 8% per annum, and the principal and interest were convertible into shares of the Company’s convertible Series B common stock at a conversion price of $15 per share. On March 15, 2024, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., exchanged the $750,000 of principal, and $90,740 of accrued interest, along with other debts and interest, for a promissory note with a maturity date of March 1, 2027, bearing interest at 7% per annum. As consideration for condensing these loans and extending the maturity dates, the Company awarded Mr. McCabe 9,017,000 shares of common stock. The aggregate fair value of the common stock was $595,122, based on the closing price of the Company’s common stock on the date of grant.	$-	$750,000

Total convertible note payable, related party	-	750,000
Less: current maturities	-	-
Convertible note payable, related party, long-term portion	$-	$750,000

The Company recorded interest expense pursuant to the stated interest rates on the convertible note, related party in the amount of $15,124 and $14,795 for the three months ended March 31, 2024 and 2023, respectively.

ONE WORLD PRODUCTS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 10 – Notes Payable, Related Parties

Notes payable, related parties, consists of the following at March 31, 2024 and December 31, 2023, respectively:

	March 31,	December 31,
	2024	2023

On March 19, 2024, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., received an advance of $50,000 from Joerg Sommer, our President, pursuant to an unsecured promissory note, maturing on March 1, 2027, that carries a 10% interest rate.	$50,000	$-

On March 15, 2024, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., issued an unsecured promissory note in the amount of $26,116 to Joerg Sommer, our President, maturing on March 1, 2027, that carries a 10% interest rate. The note was issued in exchange for the cancellation of another promissory note, consisting of $25,000 of principal and $1,116 of accrued interest.	26,116	-

On March 15, 2024, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., issued an unsecured promissory note in the amount of $1,803,398 to Dr. John McCabe, an affiliate investor, maturing on March 1, 2027, that carries a 7% interest rate. The note was issued in exchange for the cancellation of a $840,740 convertible note, consisting of $750,000 of principal and $90,740 of accrued interest., and other promissory notes in the aggregate amount of $962,658, consisting of a total of $850,000 of principal and $112,658 of accrued interest.	1,803,398	-

On March 15, 2024, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., issued an unsecured promissory note in the amount of $337,000 to Dr. Kenneth Perego, II, M.D., our Vice Chairman of the Board, maturing on March 1, 2027, that carries a 10% interest rate. The note was issued in exchange for the cancellation of promissory notes in the aggregate amount of $337,000, consisting entirely of principal.	337,000	-

On March 15, 2024, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., issued an unsecured promissory note in the amount of $27,467 to Isiah L. Thomas, III, our Chairman of the Board and CEO, maturing on March 1, 2027, that carries a 10% interest rate. The note was issued in exchange for the cancellation of another promissory note, consisting of $24,500 of principal and $2,967 of accrued interest.	27,467	-

On March 12, 2024, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., received an advance of $100,000 from Dr. Kenneth Perego, II, M.D., our Vice Chairman of the Board, pursuant to an unsecured promissory note due on demand that carries a 10% interest rate.	100,000	-

On March 1, 2024, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., received an advance of $100,000 from Dr. John McCabe, an affiliate investor, pursuant to an unsecured promissory note, maturing on March 1, 2025, that carried an 8% interest rate. The note was cancelled on March 15, 2024, in exchange for the note maturing on March 1, 2027, listed above.	-	-

On February 26, 2024, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., received an advance of $27,000 from Dr. Kenneth Perego, II, M.D., our Vice Chairman of the Board, pursuant to an unsecured promissory note due on demand that carries a 10% interest rate.	27,000	-

On January 29, 2024, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., received an advance of $50,000 from Dr. John McCabe, an affiliate investor, pursuant to an unsecured promissory note, maturing on January 29, 2025, that carried an 8% interest rate. The note was cancelled on March 15, 2024, in exchange for the note maturing on March 1, 2027, listed above.	-	-

On January 11, 2024, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., received an advance of $10,000 from Dr. Kenneth Perego, II, M.D., our Vice Chairman of the Board, pursuant to an unsecured promissory note due on demand that carries a 10% interest rate.	10,000	-

On January 8, 2024, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., received an advance of $10,000 from Dr. Kenneth Perego, II, M.D., our Vice Chairman of the Board, pursuant to an unsecured promissory note due on demand that carries a 10% interest rate.	10,000	-

On November 28, 2023, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., received an advance of $60,000 from Dr. Kenneth Perego, II, M.D., our Vice Chairman of the Board, pursuant to an unsecured promissory note due on demand that carries a 10% interest rate.	60,000	60,000

On October 11, 2023, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., received an advance of $25,000 from the Company’s President, Joerg Sommer, pursuant to an unsecured promissory note due on demand that carries a 10% interest rate. The note was cancelled on March 15, 2024, in exchange for the note maturing on March 1, 2027, listed above.	-	25,000

On September 11, 2023, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., received an advance of $52,000 from Dr. Kenneth Perego, II, M.D., our Vice Chairman of the Board, pursuant to an unsecured promissory note due on demand that carries a 10% interest rate. The note was cancelled on March 15, 2024, in exchange for the note maturing on March 1, 2027, listed above.	-	52,000

On August 31, 2023, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., received an advance of $4,000 from Dr. Kenneth Perego, II, M.D., our Vice Chairman of the Board, pursuant to an unsecured promissory note due on demand that carries a 6% interest rate. The note was cancelled on March 15, 2024, in exchange for the note maturing on March 1, 2027, listed above.	-	4,000

On August 14, 2023, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., received an advance of $6,000 from Dr. Kenneth Perego, II, M.D., our Vice Chairman of the Board, pursuant to an unsecured promissory note due on demand that carries a 6% interest rate. The note was cancelled on March 15, 2024, in exchange for the note maturing on March 1, 2027, listed above.	-	6,000

On August 5, 2022, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., received an advance of $50,000 from Dr. Kenneth Perego, II, M.D., our Vice Chairman of the Board, pursuant to an unsecured promissory note due on demand that carries a 6% interest rate. The note was cancelled on March 15, 2024, in exchange for the note maturing on March 1, 2027, listed above.	-	50,000

On August 2, 2022, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., received an advance of $4,500 from Isiah L. Thomas, III, our Chairman of the Board and CEO, pursuant to an unsecured promissory note due on demand that carries a 6% interest rate. The note was cancelled on March 15, 2024, in exchange for the note maturing on March 1, 2027, listed above.	-	4,500

On June 13, 2022, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., received an advance of $100,000 from Dr. John McCabe, an affiliate investor, pursuant to an unsecured promissory note, maturing on January 1, 2024, that carries an 8% interest rate. The note was cancelled on March 15, 2024, in exchange for the note maturing on March 1, 2027, listed above.	-	100,000

On July 7, 2022, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., received an advance of $5,000 from Dr. Kenneth Perego, II, M.D., our Vice Chairman of the Board pursuant to an unsecured promissory note due on demand that carries a 6% interest rate. The note was cancelled on March 15, 2024, in exchange for the note maturing on March 1, 2027, listed above.	-	5,000

On June 3, 2022, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., received an advance of $10,000 from Isiah L. Thomas, III, our Chairman of the Board and CEO, pursuant to an unsecured promissory note due on demand that carries a 6% interest rate. The note was cancelled on March 15, 2024, in exchange for the note maturing on March 1, 2027, listed above.	-	10,000

On May 5, 2022, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., received an advance of $10,000 from Isiah L. Thomas, III, our Chairman of the Board and CEO, pursuant to an unsecured promissory note due on demand that carries a 6% interest rate. The note was cancelled on March 15, 2024, in exchange for the note maturing on March 1, 2027, listed above.	-	10,000

On May 5, 2022, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., received an advance of $20,000 from Dr. Kenneth Perego, II, M.D., our Vice Chairman of the Board, pursuant to an unsecured promissory note due on demand that carries a 6% interest rate. The note was cancelled on March 15, 2024, in exchange for the note maturing on March 1, 2027, listed above.	-	20,000

On March 1, 2022, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., received an advance of $400,000 from Dr. John McCabe, an affiliate investor, pursuant to an unsecured promissory note, maturing on January 1, 2024, that carries an 8% interest rate. The note was cancelled on March 15, 2024, in exchange for the note maturing on March 1, 2027, listed above.	-	400,000

On February 15, 2022, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., received an advance of $200,000 from Dr. John McCabe, an affiliate investor, pursuant to an unsecured promissory note, maturing on January 1, 2024, that carries an 8% interest rate. The note was cancelled on March 15, 2024, in exchange for the note maturing on March 1, 2027, listed above.	-	200,000

On December 29, 2021, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., received an advance of $200,000 from Dr. Kenneth Perego, II, M.D., our Vice Chairman of the Board, pursuant to an unsecured promissory note due January 1, 2024 that carries an 8% interest rate. The note was cancelled on March 15, 2024, in exchange for the note maturing on March 1, 2027, listed above.	-	200,000

Total notes payable, related parties	2,450,981	1,146,500
Less: unamortized debt discounts	9,729	-
Notes payable, related parties, net of discounts	2,441,252	1,146,500
Less: current maturities	-	1,146,500
Notes payable, related parties, long-term portion	$2,441,252	$-

The Company recorded interest expense pursuant to the stated interest rates on the notes payable, related parties, in the amount of $29,686 and $5,467 for the three months ended March 31, 2024 and 2023, respectively, including $110 on the amortization of debt discounts for the three months ended March 31, 2024.

On March 15, 2024, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., agreed to issue shares of common stock to officers and directors in consideration for extending the maturity dates and terms of previously received debt financing, as listed below. The aggregate fair value of the common stock was $724,086, based on the closing price of the Company’s common stock on the date of grant, which was recognized as a loss on early extinguishment of debt. As noted above, the previously issued promissory notes were cancelled in exchange for promissory notes with a maturity date of March 1, 2027, bearing interest at 10% per annum, with the exception of the promissory note issued to Dr. John McCabe, which carries an interest rate of 7% per annum.

		Aggregate
Name	Position	Debts Extended	Shares	Fair Value
Isiah L. Thomas, III	Chairman and CEO	$27,467	138,000	$9,108
Dr. Kenneth Perego, II	Vice Chairman	337,000	1,685,000	111,210
Joerg Sommer	President	26,116	131,000	8,646
Dr. John McCabe	>5% Shareholder	1,803,398	9,017,000	595,122
		$2,193,981	10,971,000	$724,086

ONE WORLD PRODUCTS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 11 – Notes Payable

	March 31,	December 31,
	2024	2023
On March 4, 2024, the Company completed the sale of a promissory note to the Sanguine Group, LLC (“Sanguine”) in the principal amount of $360,000 for a net purchase price of $300,000 after deduction of a $60,000 Original Issue Discount that is being amortized over the life of the loan, pursuant to a securities purchase agreement between the Company and Sanguine. The Note matures on September 4, 2024, and bears interest at a rate of 15% per annum, calculated based on a 360-day year. The Company also paid $15,000 of legal fees and a commitment fee in the form of 2,500,000 shares of common stock, as noted, below. The proceeds were used to repay the Third AJB Note in the principal amount of $300,000. The promissory note was repaid on April 22, 2024 out of proceeds received from debt financing received by SDT Equities LLC.

Pursuant to the Purchase Agreement, the Company paid a commitment fee to Sanguine in the form of 2,500,000 shares of the Company’s common stock (the “Commitment Fee Shares”). The Commitment Fee Shares resulted in a debt discount of $73,454 that is being amortized over the life of the loan.	$360,000	$-

On August 18, 2023, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., issued an unsecured promissory note of $35,000 to LDL8 Consulting, LLC for the purchase of equipment from another vendor. The promissory note bears interest at 10% per annum and is due on demand. In the event of default, the interest rate increases to 15% until repayment.	35,000	35,000

On June 23, 2023, the Company completed the sale of a Promissory Note in the principal amount of $300,000 (the “Third AJB Note”) to AJB Capital Investments LLC (“AJB Capital”) for an aggregate purchase price of $276,000, pursuant to a Securities Purchase Agreement between the Company and AJB Capital (the “Purchase Agreement”). The Company received net proceeds of $262,500 after deduction of an original issue discount of $24,000, $7,500 of legal fees and a $6,000 of broker fee, which were amortized as a debt discount over the life of the loan.

The Third AJB Note matured on March 23, 2024 (the “Maturity Date”), carried interest at a rate of 12% per annum, and, following an event of default only, was convertible into shares of the Company’s common stock at a conversion price equal to the lesser of the Volume Weighted Average Price (“VWAP”) during (i) the 10-trading day period preceding the issuance date of the note, or (ii) the 10-trading day period preceding date of conversion of the Note. The Note was also subject to covenants, events of defaults, penalties, default interest and other terms and conditions customary in transactions of this nature.

Pursuant to the Purchase Agreement, the Company paid a commitment fee to AJB Capital in the amount of $100,000 (the “Commitment Fee”) in the form of 1,666,667 shares of the Company’s common stock (the “Commitment Fee Shares”). During the period commencing on the six-month anniversary of the closing date and ending on the five-year anniversary of the closing date, AJB Capital is entitled to be issued additional shares of common stock or receive a cash payment to the extent AJB Capital’s sale of the Commitment Fee Shares has resulted in net proceeds in an amount less than the Commitment Fee. The Commitment Fee Shares resulted in a debt discount of $42,175 that was amortized over the life of the loan.

In connection with the issuance of the Third AJB Note and Commitment Fee Shares, the Company entered into a Registration Rights Agreement with AJB Capital in which the Company agreed to file a registration statement with the SEC within 180 days of June 23, 2023, registering the shares of common stock issuable under the Third AJB Note and Purchase Agreement. The note was repaid on March 14, 2024 out of the proceeds received from the Sanguine Group Note.

	-	300,000

Total notes payable	395,000	335,000
Less: unamortized debt discounts	126,670	24,136
Notes payable, net of discounts	268,330	310,864
Less: current maturities	268,330	310,864
Notes payable, long-term portion	$-	$-

ONE WORLD PRODUCTS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company recognized aggregate debt discounts on the notes payable to for the three months ended March 31, 2024, as follows:

	March 31,	December 31,
	2024	2023

Fair value of commitment shares of common stock	$73,454	$42,175
Original issue discounts	60,000	24,000
Legal and brokerage fees	15,000	13,500
Total debt discounts	148,454	79,675
Amortization of debt discounts	21,784	26,233
Unamortized debt discounts	$126,670	$53,442

The aggregate debt discounts of $148,454 and $79,675, from the Sanguine and AJB Notes, respectively, are being amortized over the life of the loans using the straight-line method, which approximates the effective interest method. The Company recorded finance expense in the amount of $45,920 and $-0- on the amortization of these discounts for the three months ended March 31, 2024 and 2023, respectively.

The convertible note limits the maximum number of shares that can be owned by the note holder as a result of the conversions to common stock to 4.99% of the Company’s issued and outstanding shares.

The Company recorded interest expense pursuant to the stated interest rates on the notes payable in the amount of $11,250 and $37,808 for the three months ended March 31, 2024 and 2023, respectively.

The Company recognized interest expense for the three months ended March 31, 2024 and 2023, as follows:

	March 31,	March 31,
	2024	2023

Interest on convertible notes, related party	$15,123	$14,795
Interest on notes payable, related parties	29,576	5,467
Interest on notes payable	11,250	37,808
Amortization of debt discounts, related parties	110	-
Amortization of debt discounts, common stock	23,555	-
Amortization of debt discounts	22,365	-
Total interest expense	$101,979	$58,070

Note 12 – Convertible Preferred Stock

Preferred Stock

The Company has 10,000,000 authorized shares of $0.001 par value “blank check” preferred stock, of which 500,000 shares have been designated Series A Preferred Stock and 600,000 shares have been designated Series B Preferred Stock, as amended on August 2, 2022. The shares of Series A Preferred Stock and Series B Preferred Stock are each currently convertible into one hundred (100) shares of the Company’s common stock. The Series A Preferred Stock accrues dividends at the rate of 6% per annum, payable in cash as and when declared by the Board or upon a liquidation. The shares of Series B Preferred Stock are not entitled to dividends, other than the right to participate in dividends payable to holders of common stock on an as-converted basis. As of March 31, 2024, there were 99,733 and 238,501 shares of Series A Preferred Stock and Series B Preferred Stock, respectively, issued and outstanding. The Series A and B Preferred Stock are presented as mezzanine equity on the balance sheet due because they carry a stated value of $10 and $15 per share, respectively, and a deemed liquidation clause, which entitles the holders thereof to receive proceeds thereof in an amount equal to the stated value per share, plus any accrued and unpaid dividends, before any payment may be made to holders of common stock. Each share of Preferred Stock carries a number of votes equal to the number of shares of common stock into which such Preferred Stock may then be converted. The Preferred Stock generally will vote together with the common stock and not as a separate class.

ONE WORLD PRODUCTS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Series A and B Preferred Stock have been classified outside of permanent equity and liabilities. the Series A Preferred Stock embodies conditional obligations that the Company may settle by issuing a variable number of equity shares, and in both the Series A and B Preferred Stock, monetary value of the obligation is based on a fixed monetary amount known at inception.

Preferred Stock Dividends

The Series A Preferred Stock accrues dividends at the rate of 6% per annum, payable in cash as and when declared by the Board or upon a liquidation. The Company recognized $14,916 and $12,773 for the three months ended March 31, 2024 and 2023, respectively. A total of $211,650 of dividends had accrued as of March 31, 2024.

Note 13 – Commitments and Contingencies

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

ONE WORLD PRODUCTS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 14 – Changes in Stockholders’ Equity

Common Stock

The Company is authorized to issue an aggregate of 300,000,000 shares of common stock with a par value of $0.001. As of March 31, 2024, there were 111,092,849 shares of common stock issued and outstanding.

Common Stock Issued in Escrow Pursuant to Default Provisions of Debt Financing

On March 4, 2024, the Company issue 10,394,610 shares of common stock in escrow pursuant to default provisions on deft financing received from the Sanguine Group. The shares are being cancelled pursuant to the subsequent debt repayment on April 22, 2024.

Common Stock Issued as a Commitment Fee

On March 19, 2024, the Company paid a commitment fee to Joerg Sommer, the Company’s President, in the form of 250,000 shares of common stock in connection with the issuance of the Second Sommer Note (defined above). The relative fair value of the common stock was $9,839, based on the closing price of the Company’s common stock on the date of grant and the fair value of the debt received. The shares are being amortized as a debt discount over the life of the loan.

On March 4, 2024, the Company paid a commitment fee to The Sanguine Group, LLC in the form of 2,500,000 shares of common stock in connection with the issuance of the First Sanguine Note (defined above). The relative fair value of the common stock was $73,454, based on the closing price of the Company’s common stock on the date of grant and the fair value of the debt received. The shares are being amortized as a debt discount over the life of the loan.

Common Stock Issued as Consideration for Related Party Debt Modifications

On March 15, 2024, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., agreed to issue shares of common stock to officers and directors in consideration for extending the maturity dates and terms of previously received debt financing, as listed below. The aggregate fair value of the common stock was $724,086, based on the closing price of the Company’s common stock on the date of grant, which was recognized as a loss on early extinguishment of debt. The previously issued promissory notes were cancelled in exchange for promissory notes with a maturity date of March 1, 2027, bearing interest at 10% per annum, with the exception of the promissory note issued to Dr. John McCabe, which carries an interest rate of 7% per annum.

		Aggregate
Name	Position	Debts Extended	Shares	Fair Value
Isiah L. Thomas, III	Chairman and CEO	$27,467	138,000	$9,108
Dr. Kenneth Perego, II	Vice Chairman	337,000	1,685,000	111,210
Joerg Sommer	President	26,116	131,000	8,646
Dr. John McCabe	>5% Shareholder	1,803,398	9,017,000	595,122
		$2,193,981	10,971,000	$724,086

Common Stock Issued for Services, Related Parties

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

Common Stock Subscriptions Payable Issued for Services

On March 31, 2024, the Company awarded 381,680 shares of common stock to ClearThink Capital Partners, LLC, for services provided. The fair value of the common stock was $24,695, based on the closing price of the Company’s common stock on the date of grant. The shares were subsequently issued on May 10, 2024.

Amortization of Stock-Based Compensation

A total of $3,852 and $38,130 of stock-based compensation expense was recognized from the amortization of options to purchase common stock over their vesting period during the three months ended March 31, 2024 and 2023, respectively.

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

Outstanding Options

Options to purchase an aggregate total of 10,892,000 shares of common stock at a weighted average strike price of $0.14, exercisable over a weighted average life of 6.99 years were outstanding as of March 31, 2024.

The Company recognized a total of $3,852, and $38,130 of compensation expense during the three months ended March 31, 2024 and 2023, respectively, related to common stock options issued in the prior year to officers, directors, and employees that are being amortized over the implied service term, or vesting period, of the options. The remaining unamortized balance of these options is $25,686 as of March 31, 2024.

Note 16 – Warrants

Outstanding Warrants

Warrants to purchase an aggregate total of 14,011,650 shares of common stock at a weighted average strike price of $0.29, exercisable over a weighted average life of 1.66 years were outstanding as of March 31, 2024.

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

ONE WORLD PRODUCTS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

For the three months ended March 31, 2024, and the year ended December 31, 2023, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At March 31, 2024, the Company had approximately $10,507,000 of federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2025.

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at March 31, 2024 and December 31, 2023, respectively.

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

Note 18 – Subsequent Events

The Company evaluates events that have occurred after the balance sheet date through the date these financial statements were issued.

SDT and AJB Debt Financings

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

Pursuant to the Purchase Agreement with AJB, the Company paid a $120,000 commitment fee (the “Commitment Fee”) to AJB in form of 2,000,000 shares of the Company’s common stock (the “Commitment Fee Shares”). The Purchase Agreement with AJB includes a make-whole provision, whereby, if AJB is unable to sell the Commitment Fee Shares for net proceeds equal to at least the Commitment Fee, the Company shall cause the issuance of additional shares of common stock to AJB the sale of which would ultimately generate total net funds equal to the Commitment Fee. Moreover, the Company has an obligation to include the Commitment Fee Shares in a registration statement filed by the Company within ninety days after the effective date of the Purchase Agreement with AJB. A portion of the proceeds were used to repay the $360,000 Sanguine Group, LLC, and $257,446 of debts owed to the Company’s Vice Chairman, Dr. Kenneth Perego, II. The repayments consisted of aggregate principal of $207,000 and aggregate interest of $50,446.

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

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended December 31, 2023 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

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

We have acquired another Colombian subsidiary with the intent to operate within the INTEXZONA free trade zone in Cota, Colombia, near Bogotá, which has all requisite licenses for the cultivation, production, distribution and export of cannabis and hemp infused products, and will serve as the Company’s primary base of operations in the Colombian market. Establishing operations within the free trade zone provides favorable import/export commercial terms and taxation, and will improve logistics and the overall operating efficiencies for the Company due to the close proximity of El Dorado International Airport and the commercial, economic and cultural center of the city of Bogotá itself.

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

We have generated revenues since the second quarter of 2020. Between August 2021 and March 2022, we made payments of approximately $1,400,000 for the purchase of a state-of-the-art distillation machine that cleared customs and is currently located in a warehouse near Bogotá. We intend to build out an extraction and production facility in the INTEXZONA free trade zone in Cota, Colombia free trade zone near Bogotá and in close proximity to El Dorado International Airport in Bogotá after we execute a lease for this location. Once the extraction equipment is placed in service, we will be one of the few companies in Colombia to both hold licenses and possess the capability to extract high-quality CBD and THC oils.

Due to challenging economic conditions and under prior management, OWP SAS experienced significant operational and managerial challenges in 2022 and 2023, resulting its accumulation of financial obligations of approximately $1.2 million, which are substantially past due. Without adequate resources and in an effort to forestall the imposition of interest, late charges, fines and any Court-mandated order(s) to cease operations, OWP SAS filed for protection under Colombian Law 1116 of 2006, which is the primary legislation governing business insolvency proceedings (restructuring and liquidation) (“Reorganization Proceedings”) in Colombia on December 22, 2023. During the Reorganization Proceeding, management intends to satisfy OWP SAS’s continuing financial obligations through the negotiation and/or settlement with creditors and the Colombian governmental authorities. Subject to Court approval, the Company intends to continue normal operations, which consists of providing cannabinoids in bulk for the domestic and international markets, including the raw material for our brands and affiliate companies. At this time, the Company cannot predict the length of time of the Reorganization Proceeding. The Company has deconsolidated its foreign subsidiaries until it emerges from the Reorganization Proceedings to include the petitioning entity, OWP SAS, as well as the Company’s non-operating shell entities, Agrobase, S.A.S. and Hope Colombia, S.A.S., given the lack of independently identifiable operations. The deconsolidation resulted in a loss on deconsolidation of foreign subsidiaries in the amount of $97,672 and $1,564,823 for the three months ended March 31, 2024 and the year ended December 31, 2023, respectively.

We expect the sale of products in 2024, including CBD flower and distillate oil. Our product pipeline may include premium coffee certified by the Colombian National Coffee Federation infused with CBD, teas infused with CBD and a series of wellness products, including sports CBD energy drinks for optimum performance, CBD facial and body creams for anti-inflammatory and anti-aging use and white label commercial agreements with partners in Europe, USA, and Latin America. We recently entered into strategic partnerships with Smokiez Edibles in Colombia and Stephen Marley’s Kx Family Care. There can be no assurances that these strategic partnerships will generate revenues or be profitable for the Company.

Results of Operations for the Three Months Ended March 31, 2024 and 2023:

The following table summarizes selected items from the statement of operations for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,		Increase /
	2024	2023	(Decrease)
Revenues	$282	$2,101	$(1,819)
Cost of goods sold	49	967	(918)
Gross profit	233	1,134	(901)

Operating expenses:
General and administrative	198,847	347,297	(148,450)
Professional fees	578,671	103,848	474,823
Depreciation expense	-	7,857	(7,857)
Total operating expenses:	777,518	459,002	318,516

Operating loss	(777,285)	(457,868)	(319,417)

Total other expense	(923,737)	(58,070)	(865,667)

Net loss	$(1,701,022)	$(515,938)	$(1,185,084)

Revenues

Revenues during the three months ended March 31, 2024 were $282, compared to $2,101 during the three months ended March 31, 2023, a decrease of $1,819, or 87%. Revenues during the current period were generated by sales of our CBD product, while revenues from the comparative period were attributable to sales of cannabis seeds by OWP SAS.

Cost of Goods Sold

Cost of goods sold for the three months ended March 31, 2024 were $49, compared to $967 for the three months ended March 31, 2023, a decrease of $918, or 95%. Cost of goods sold consists primarily of labor, agricultural raw materials, depreciation and overhead. Costs of goods sold decreased as we transitioned to the sale of CBD products. Our profit margin during the three months ended March 31, 2024 was 83%, compared to 54% for the three months ended March 31, 2023.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2024 were $198,847, compared to $347,297 during the three months ended March 31, 2023, a decrease of $148,450, or 43%. The expenses for the current period consisted primarily of compensation expenses, office rent, and travel costs. General and administrative expenses decreased primarily due to decreased salaries and wages and lease expenses in Colombia over the comparative period, as we transitioned to new management. General and administrative expenses included non-cash, stock-based compensation of $33,000 and $29,347 during the each of the three months ended March 31, 2024 and 2023.

Professional Fees

Professional fees for the three months ended March 31, 2024 were $578,671, compared to $103,848 during the three months ended March 31, 2023, an increase of $474,823, or 457%. Professional fees included non-cash, stock-based compensation of $462,933 and $53,783 during the three months ended March 31, 2024 and 2023, respectively. Professional fees increased primarily due to increased stock-based compensation issued to consultants during the current period.

Depreciation Expense

Depreciation expense for the three months ended March 31, 2024 was $-0-, compared to $7,857 during the three months ended March 31, 2023, a decrease of $7,857. Depreciation expense decreased due to the deconsolidation of OWP SAS at December 22, 2023.

Other Income (Expense)

Other expenses, on a net basis, for the three months ended March 31, 2024 were $923,737, compared to other expenses, on a net basis, of $58,070 during the three months ended March 31, 2023, an increase in net expenses of $865,667, or 1,491%. Other expenses consisted of an early extinguishment of debt in the amount of $724,086 related to common stock issued to related parties as commitment shares on debt modifications, a $97,672 loss on deconsolidation of foreign subsidiaries, and $101,979 of interest expense, including $46,030 of stock-based finance costs on the amortization of debt discounts for the three months ended March 31, 2024, compared to $58,070 of interest expense for the three months ended March 31, 2023.

Net Loss

Net loss for the three months ended March 31, 2024 was $1,701,022, or $0.02 per share, compared to $515,938, or $0.01 per share, during the three months ended March 31, 2023, an increase of $1,185,084, or 230%. The net loss increased primarily due to increased stock-based compensation and the fair value of common stock issued to related parties as commitment shares on debt modifications.

Liquidity and Capital Resources

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, financing activities and effect of exchange rate changes on cash for the three months ended March 31, 2024 and 2023:

	2024	2023
Operating Activities	$(249,750)	$(561,983)
Investing Activities	-	(5,046)
Financing Activities	332,000	450,000
Effect of Exchange Rate Changes on Cash	(42,328)	190,722
Net Decrease in Cash	$39,922	$73,693

Net Cash Used in Operating Activities

During the three months ended March 31, 2024, net cash used in operating activities was $249,750, compared to net cash used in operating activities of $561,983 for the three months ended March 31, 2023. The cash used in operating activities was primarily attributable to our net loss.

Net Cash Used in Investing Activities

During the three months ended March 31, 2024, net cash used in investing activities was $-0-, compared to net cash used in investing activities of $5,046 for the three months ended March 31, 2023. The cash used in investing activities during the prior period consisted entirely of purchases of fixed assets.

Net Cash Provided by Financing Activities

During the three months ended March 31, 2024, net cash provided by financing activities was $332,000, compared to net cash provided by financing activities of $450,000 for the three months ended March 31, 2023. The current period consisted of $285,000 of proceeds received on debt financing, $347,000 of proceeds received on debt financing received by related parties, as partially offset by $300,000 of debt repayments, compared to $150,000 of proceeds received on the sale of preferred stock and $300,000 from the sale of common stock, during the three months ended March 31, 2023.

Ability to Continue as a Going Concern

As of March 31, 2024, our balance of cash on hand was $40,648, and we had negative working capital of $1,871,931 and an accumulated deficit of $28,630,708. We are too early in our development stage to project future revenue levels, and may not be able to generate sufficient funds to sustain our operations for the next twelve months. Accordingly, we will need to raise additional cash to fund our operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. The Company’s revenues in the current period consisted of the sale of our CBD rub, and in the prior period revenues consisted entirely of the sale of seeds. The sale of seeds included multi-element arrangements whereby the Company collected 50% of the sale upon delivery of the sales, and the remaining 50% upon the completion of the harvest, whether the seeds result in a successful crop, or not. In addition, the Company had a right of first refusal to purchase products resulting from the harvest.

Inventory

Inventories are stated at the lower of cost or net realizable value. Cost is determined on a standard cost basis that approximates the first-in, first-out (FIFO) method. Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value. Our cannabis products consist of cannabis flower grown in-house, along with produced extracts and CBD derived products.

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

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective as of March 31, 2024.

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

Due to challenging economic conditions, OWP SAS filed for protection under Colombian Law 1116 of 2006, which is the primary legislation governing business insolvency proceedings (restructuring and liquidation) (“Reorganization Proceedings”) in Colombia on December 22, 2023. As of March 31, 2024, OWP SAS is involved in a total of 23 separate lawsuits for various civil and labor disputes in the municipal civil courts in Colombia, in the Cities of Bogota, Cali. Funza and Popayán. If the civil courts rule against OWP SAS, we estimate the potential liability from these claims is approximately $310,000. However, this is only an estimate, and our potential liability could be greater.

In addition, a complaint was filed in the State of Nevada against One World Products, Inc. on December 8, 2023 by a former employee of OWP SAS. The former employee had filed a similar complaint against OWP SAS, as included in the estimate of potential liabilities noted above.

ITEM 1A.	RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following issuances of equity securities by the Company during the three-month period ended March 31, 2024 were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder:

Common Stock Issued in Escrow Pursuant to Default Provisions of Debt Financing

On March 4, 2024, the Company issued 10,394,610 shares of common stock, restricted in accordance with Rule 144, in escrow pursuant to default provisions on deft financing received from the Sanguine Group. The shares are being cancelled pursuant to the subsequent debt repayment on April 22, 2024.

Common Stock Issued as a Commitment Fee

On March 19, 2024, the Company paid a commitment fee to Joerg Sommer, the Company’s President, in the form of 250,000 shares of common stock, restricted in accordance with Rule 144, in connection with the issuance of the Second Sommer Note.

On March 4, 2024, the Company paid a commitment fee to The Sanguine Group, LLC in the form of 2,500,000 shares of common stock, restricted in accordance with Rule 144, in connection with the issuance of the First Sanguine Note.

Common Stock Issued as Consideration for Related Party Debt Modifications

On March 15, 2024, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., agreed to issue shares of common stock, restricted in accordance with Rule 144, to officers and directors in consideration for extending the maturity dates and terms of previously received debt financing, as listed below. The aggregate fair value of the common stock was $724,086, based on the closing price of the Company’s common stock on the date of grant, which was recognized as a loss on early extinguishment of debt. The previously issued promissory notes were cancelled in exchange for promissory notes with a maturity date of March 1, 2027, bearing interest at 10% per annum, with the exception of the promissory note issued to Dr. John McCabe, which carries an interest rate of 7% per annum.

		Aggregate
Name	Position	Debts Extended	Shares	Fair Value
Isiah L. Thomas, III	Chairman and CEO	$27,467	138,000	$9,108
Dr. Kenneth Perego, II	Vice Chairman	337,000	1,685,000	111,210
Joerg Sommer	President	26,116	131,000	8,646
Dr. John McCabe	>5% Shareholder	1,803,398	9,017,000	595,122
		$2,193,981	10,971,000	$724,086

Common Stock Issued for Services, Related Parties

On June 15, 2023, the Company issued 1,500,000 shares of common stock, restricted in accordance with Rule 144, to the Company’s President, Joerg Sommer, for services provided.

On March 15, 2024, the Company issued shares of common stock, restricted in accordance with Rule 144, to officers and directors for services provided, as listed below.

Name	Position	Shares	Fair Value
Isiah L. Thomas, III	Chairman and CEO	2,000,000	$132,000
Dr. Kenneth Perego, II	Vice Chairman	2,000,000	132,000
Terry Buffalo	Director	2,000,000	132,000
Joerg Sommer	President	500,000	33,000
		6,500,000	$429,000

Common Stock Issued for Services

On March 15, 2024, the Company issued an aggregate 500,000 shares of common stock, restricted in accordance with Rule 144, to two consultants for services provided.

On February 9, 2024, the Company issued 149,621 shares of common stock, restricted in accordance with Rule 144, to ClearThink Capital Partners, LLC, for services provided.

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

Date: June 12, 2024

One World Products, Inc.

/s/ Isiah L. Thomas III
Isiah L. Thomas III
Chief Executive Officer
(Principal Executive Officer)

/s/ Timothy Woods
Timothy Woods
Chief Financial Officer
(Principal Financial Officer)

