Form 10-Q
period 2024-06-30
One World Products, Inc.
filed 2024-08-21
CIK 1622244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

The number of shares of registrant’s common stock outstanding as of August 21, 2024 was 105,011,759.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ONE WORLD PRODUCTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2024	2023
	(Unaudited)
Assets
Current assets:
Cash	$362,191	$726
Inventory	18,153	-
Prepaid expenses	38,044	13,156
Total current assets	418,388	13,882

Security deposits	85,000	85,000
Licenses	75,000	-

Total Assets	$578,388	$98,882

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$536,338	$528,645
Accrued expenses	961,705	939,368
Dividends payable	226,566	196,734
Convertible note payable, related party, current maturities	-	750,000
Notes payable, related parties, current maturities	-	1,146,500
Notes payable, net of $434,289 and $24,136 of debt discounts at June 30, 2024 and December 31, 2023, respectively	1,200,711	310,864
Total current liabilities	2,925,320	3,872,111

Notes payable, related parties, long-term portion, net of $7,153 of debt discounts at June 30, 2024	2,236,828	-

Total Liabilities	5,162,148	3,872,111

Series A convertible preferred stock, $0.001 par value, 500,000 shares authorized; 99,733 shares issued and outstanding at June 30, 2024 and December 31, 2023	997,330	997,330
Series B convertible preferred stock, $0.001 par value, 600,000 shares authorized; 238,501 shares issued and outstanding at June 30, 2024 and December 31, 2023	3,577,515	3,577,515

Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value, 9,200,000 shares authorized; no shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized; 104,329,919 and 79,827,618 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	104,330	79,828
Additional paid-in capital	20,175,359	18,414,456
Subscriptions payable	57,473	45,000
Accumulated other comprehensive income	-	42,328
Accumulated (deficit)	(29,495,767)	(26,929,686)
Total Stockholders’ Equity (Deficit)	(9,158,605)	(8,348,074)

Total Liabilities and Stockholders’ Equity (Deficit)	$578,388	$98,882

See accompanying notes to condensed consolidated financial statements.

ONE WORLD PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Revenues	$1,254	$75	$1,536	$2,176
Cost of goods sold	229	132	278	1,099
Gross loss	1,025	(57)	1,258	1,077

Operating expenses:
General and administrative	150,785	417,834	349,632	765,131
Professional fees	223,667	73,664	802,338	177,512
Depreciation expense	-	8,447	-	16,304
Total operating expenses	374,452	499,945	1,151,970	958,947

Operating loss	(373,427)	(500,002)	(1,150,712)	(957,870)

Other income (expense):
Gain (loss) on early extinguishment of debt	-	4,397	(724,086)	4,397
Loss on deconsolidation of foreign subsidiaries	(122,600)	-	(220,272)	-
Interest income	-	3	-	3
Interest expense	(369,032)	(51,528)	(471,011)	(109,598)
Total other expense	(491,632)	(47,128)	(1,415,369)	(105,198)

Net loss	$(865,059)	$(547,130)	$(2,566,081)	$(1,063,068)

Other comprehensive loss:
Loss on foreign currency translation	$-	$(6,768)	$(42,328)	$178,201

Net other comprehensive loss	$(865,059)	$(553,898)	$(2,608,409)	$(884,867)
Series A convertible preferred stock declared ($0.60 per share)	(14,916)	(15,952)	(29,832)	(28,725)
Net loss attributable to common shareholders	$(879,975)	$(569,850)	$(2,638,241)	$(913,592)

Weighted average number of common shares
outstanding - basic and diluted	112,565,240	70,578,365	99,747,644	69,655,025

Net loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.01)

Dividends declared per share of common stock	$0.00	$0.00	$0.00	$0.00

See accompanying notes to condensed consolidated financial statements.

ONE WORLD PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	For the Three Months Ended June 30, 2024

	Series A		Series B						Accumulated		Total
	Convertible		Convertible				Additional		Other		Stockholders’
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Subscriptions	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Income (Loss)	Deficit	(Deficit)
Balance, March 31, 2024	99,733	$997,330	238,501	$3,577,515	111,092,849	$111,093	$19,646,892	$69,695	$-	$(28,630,708)	$(8,803,028)
Cancellation of common stock held by debt holder in escrow	-	-	-	-	(10,394,610)	(10,395)	10,395	-	-	-	-
Common stock issued for services	-	-	-	-	1,631,680	1,632	99,313	(12,222)	-	-	88,723
Commitment shares issued pursuant to promissory note	-	-	-	-	2,000,000	2,000	78,185	-	-	-	80,185
Relative fair value of warrants issued for loan commitment	-	-	-	-	-	-	351,638	-	-	-	351,638
Amortization of common stock options issued for services	-	-	-	-	-	-	3,852	-	-	-	3,852
Series A convertible preferred stock dividend declared ($0.60 per share)	-	-	-	-	-	-	(14,916)	-	-	-	(14,916)
Net loss	-	-	-	-	-	-	-	-	-	(865,059)	(865,059)
Balance, June 30, 2024	99,733	$997,330	238,501	$3,577,515	104,329,919	$104,330	$20,175,359	$57,473	$-	$(29,495,767)	$(9,158,605)

	For the Three Months Ended June 30, 2023

	Series A		Series B						Accumulated		Total
	Convertible		Convertible				Additional		Other		Stockholders’
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Subscriptions	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Income (Loss)	Deficit	(Deficit)
Balance, March 31, 2023	89,733	$897,330	272,168	$4,082,520	70,202,907	$70,203	$17,445,960	$-	$134,270	$(23,492,303)	$(5,841,870)
Series A Convertible Preferred Stock sold for cash	10,000	100,000	-	-	-	-	-	-	-	-	-
Common stock issued for services	-	-	-	-	1,500,000	1,500	88,350	-	-	-	89,850
Commitment shares issued pursuant to promissory note	-	-	-	-	1,666,667	1,667	40,508	-	-	-	42,175
Amortization of common stock options issued for services	-	-	-	-	-	-	35,208	-	-	-	35,208
Series A convertible preferred stock dividend declared ($0.60 per share)	-	-	-	-	-	-	(15,952)	-	-	-	(15,952)
Loss on foreign currency translation	-	-	-	-	-	-	-	-	(6,768)	-	(6,768)
Net loss	-	-	-	-	-	-	-	-	-	(547,130)	(547,130)
Balance, June 30, 2023	99,733	$997,330	272,168	$4,082,520	73,369,574	$73,370	$17,594,074	$-	$127,502	$(24,039,433)	$(6,244,487)

	For the Six Months Ended June 30, 2024

	Series A		Series B						Accumulated		Total
	Convertible		Convertible				Additional		Other		Stockholders’
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Subscriptions	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Income (Loss)	Deficit	(Deficit)
Balance, December 31, 2023	99,733	$997,330	238,501	$3,577,515	79,827,618	$79,828	$18,414,456	$45,000	$42,328	$(26,929,686)	$(8,348,074)
Common stock issued pursuant to debt modifications	-	-	-	-	10,971,000	10,971	713,115	-	-	-	724,086
Common stock issued for services	-	-	-	-	8,781,301	8,781	559,550	12,473	-	-	580,804
Commitment shares issued pursuant to promissory note	-	-	-	-	4,750,000	4,750	158,728	-	-	-	163,478
Relative fair value of warrants issued for loan commitment	-	-	-	-	-	-	351,638	-	-	-	351,638
Amortization of common stock options issued for services	-	-	-	-	-	-	7,704	-	-	-	7,704
Series A convertible preferred stock dividend declared ($0.60 per share)	-	-	-	-	-	-	(29,832)	-	-	-	(29,832)
Loss on foreign currency translation	-	-	-	-	-	-	-	-	(42,328)	-	(42,328)
Net loss	-	-	-	-	-	-	-	-	-	(2,566,081)	(2,566,081)
Balance, June 30, 2024	99,733	$997,330	238,501	$3,577,515	104,329,919	$104,330	$20,175,359	$57,473	$-	$(29,495,767)	$(9,158,605)

	For the Six Months Ended June 30, 2023

	Series A		Series B						Accumulated		Total
	Convertible		Convertible				Additional		Other		Stockholders’
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Subscriptions	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Income (Loss)	Deficit	(Deficit)
Balance, December 31, 2022	70,233	$702,330	272,168	$4,082,520	67,202,907	$67,203	$17,123,603	$-	$(50,699)	$(22,976,365)	$(5,836,258)
Series A Convertible Preferred Stock sold for cash	25,000	250,000	-	-	-	-	-	-	-	-	-
Series A Convertible Preferred Stock issued for services	4,500	45,000	-	-	-	-	-	-	-	-	-
Common stock issued for services	-	-	-	-	1,500,000	1,500	88,350	-	-	-	89,850
Commitment shares issued pursuant to promissory note	-	-	-	-	1,666,667	1,667	40,508	-	-	-	42,175
Common stock sold for cash	-	-	-	-	3,000,000	3,000	297,000	-	-	-	300,000
Amortization of common stock options issued for services	-	-	-	-	-	-	73,338	-	-	-	73,338
Series A convertible preferred stock dividend declared ($0.60 per share)	-	-	-	-	-	-	(28,725)	-	-	-	(28,725)
Gain on foreign currency translation	-	-	-	-	-	-	-	-	178,201	-	178,201
Net loss	-	-	-	-	-	-	-	-	-	(1,063,068)	(1,063,068)
Balance, June 30, 2023	99,733	$997,330	272,168	$4,082,520	73,369,574	$73,370	$17,594,074	$-	$127,502	$(24,039,433)	$(6,244,487)

See accompanying notes to condensed consolidated financial statements.

ONE WORLD PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(2,566,081)	$(1,063,068)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	-	16,304
(Gain) loss on early extinguishment of debt	724,086	(4,397)
Amortization of debt discounts	329,310	2,035
Series A preferred stock issued for services	-	45,000
Common stock issued for services	580,804	89,850
Stock options issued for services	7,704	73,338
Decrease (increase) in assets:
Accounts receivable	-	562
Inventory	(18,153)	(249,212)
Other current assets	(24,888)	(76,171)
Other assets	-	(26,570)
Right-of-use assets	-	34,391
Security deposits	-	(58)
Increase (decrease) in liabilities:
Accounts payable	7,693	20,600
Accrued expenses	229,818	327,053
Deferred revenues	-	(642)
Lease liability	-	(31,940)
Net cash used in operating activities	(729,707)	(842,925)

Cash flows from investing activities
Purchase of fixed assets	-	(5,046)
Purchase of Pétalo Pharmaceutical, SAS	(75,000)	-
Net cash used in investing activities	(75,000)	(5,046)

Cash flows from financing activities
Proceeds from notes payable, related parties	347,000	-
Repayments of notes payable, related parties	(207,000)	-
Proceeds from notes payable	1,728,500	262,500
Repayments of notes payable	(660,000)	-
Proceeds from sale of preferred and common stock	-	550,000
Net cash provided by financing activities	1,208,500	812,500

Effect of exchange rate changes on cash	(42,328)	199,690

Net increase in cash	361,465	164,219
Cash - beginning	726	11,016
Cash - ending	$362,191	$175,235

Supplemental disclosures:
Interest paid	$99,996	$35,550
Income taxes paid	$-	$-

Non-cash investing and financing transactions:
Dividends payable	$29,832	$28,725
Value of debt discounts attributable to commitment shares to related parties	$9,839	$-
Value of debt discounts attributable to commitment shares	$153,639	$42,175
Value of debt discounts attributable to commitment warrants	$351,638	$-

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

OWP Ventures is a holding company formed in Delaware on March 27, 2018 to enter and support the cannabis industry, and on May 30, 2018, it acquired OWP SAS. OWP SAS is a licensed cannabis cultivation, production and distribution (export) company located in Popayán, Colombia (nearest major city is Cali). The Company plans to be a producer of and/or source raw and processed cannabis and hemp plant ingredients for both medical and industrial uses across the globe. The Company has received licenses to cultivate, produce and distribute the raw ingredients of the cannabis and hemp plant for medicinal, scientific and industrial purposes. Specifically, the Company is one of the few companies in Colombia to receive all four licenses, including seed use, cultivation of non-psychoactive cannabis, cultivation of psychoactive cannabis, and manufacturing allowing for extraction and export. Currently, the Company owns approximately 30 acres and has a covered greenhouse built specifically to cultivate high-grade cannabis and hemp. In addition, the Company has entered into agreements with local farming cooperatives that include small farmers and indigenous tribe members, under which they will cultivate cannabis on up to approximately 140 acres of land using our seeds and propagation techniques, and sell their harvested products to OWP SAS on an exclusive basis. The Company began harvesting cannabis in the first quarter of 2019 for the purpose of further research and development activities, quality control testing and extraction. OWP SAS has generated revenue since the second quarter of 2020. During the first quarter of 2022, the Company made payments of approximately $1,400,000 for a state-of-the-art distillation machine that cleared customs and is currently located in a warehouse near Bogota.

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

In connection with the Reorganization Proceedings, OWP SAS paused production and sales of our cannabis operations in Colombia until the Court provides the Company with a plan of reorganization, at which time the Company intends to resume operations and satisfy its obligations in Colombia in accordance with the court’s plan. Furthermore, the Company continued its aggressive cost-cutting actions that included significant personnel reductions. As a result of these actions, OWP SAS has no revenue-producing operations. The Company’s primary operations during the fourth quarter of 2023, and to date in 2024, have consisted of activities associated with completing the Reorganization Proceedings, resolving substantial litigation, claims reconciliation, and preparing for emergence from Reorganization Proceedings as contemplated in the yet to be determined, Proposed Plan.

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

In accordance with ASC 810-10-15, the Company has deconsolidated its foreign subsidiaries until it emerges from the Reorganization Proceedings to include the petitioning entity, OWP SAS, as well as the Company’s non-operating shell entities, Agrobase, S.A.S. and Hope Colombia, S.A.S., given the lack of independently identifiable operations. The deconsolidation resulted in a loss on deconsolidation of foreign subsidiaries in the amount of $220,272 and $1,564,823 for the six months ended June 30, 2024 and the year ended December 31, 2023, respectively.

During March of 2024, the Company, through OWP Ventures, began to sell a CBD based product in the United States, called Pro-11.

On May 15, 2024, OWP Ventures, Inc., acquired Pétalo Pharmaceutical, S.A.S. (“Pétalo”), a Company located in Colombia and legally constituted as a simplified stock company that owns licenses to cultivate, produce and distribute the raw ingredients of the cannabis and hemp plant for medicinal, scientific and industrial purposes from the free trade zone in Colombia. Pétalo had no operations, other than obtaining four licenses, including seed use, cultivation of non-psychoactive cannabis, cultivation of psychoactive cannabis, and manufacturing allowing for extraction and export from the free trade zone. The acquisition was accounted for as an asset purchase, and the $75,000 purchase price of Pétalo was allocated to the fair value of the licenses. The Company intends to establish an export business within the free trade zone using these licenses, but has yet to incur any substantive income or expenses.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the following entities, all of which were under common control and ownership at June 30, 2024:

Jurisdiction of
Name of Entity	Incorporation	Relationship
One World Products, Inc.(1)	Nevada	Parent
OWP Ventures, Inc.(2)	Delaware	Subsidiary
Pétalo Pharmaceutical, S.A.S.(3)	Colombia	Subsidiary

(1)	Holding company in the form of a corporation.
(2)	Holding company in the form of a corporation and wholly-owned subsidiary of One World Products, Inc.
(3)	Wholly-owned subsidiary of OWP Ventures, Inc., acquired on May 15, 2024, located in Colombia and legally constituted as a simplified stock company. This company has yet to incur any substantive income or expenses.

The consolidated financial statements herein contain the operations of the wholly-owned subsidiaries listed above. The Company’s headquarters are located in Las Vegas, Nevada.

ONE WORLD PRODUCTS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Cash in Excess of FDIC Insured Limits

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000, under current regulations. The Company had $127,434 of cash in excess of FDIC insured limits at June 30, 2024, and has not experienced any losses in such accounts.

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

ONE WORLD PRODUCTS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Basic and Diluted Loss Per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the periods presented, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. Pre-funded warrants to purchase 8,666,667 shares of the Company’s common stock at an exercise price of $0.00001 per share were included in the calculation as the in-the-money strike price causes the warrants to be considered dilutive.

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

Note 2 –Going Concern

As shown in the accompanying condensed consolidated financial statements as of June 30, 2024, our balance of cash on hand was $362,191, and we had negative working capital of $2,506,932 and an accumulated deficit of $29,495,767. We are too early in our development stage to project future revenue levels, and may not be able to generate sufficient funds to sustain our operations for the next twelve months. Accordingly, we may need to raise additional cash to fund our operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

ONE WORLD PRODUCTS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 3 – Deconsolidation of Foreign Subsidiaries

On December 22, 2023, our wholly-owned subsidiary, One World Products, S.A.S., a Colombian Simplified Shares Company, filed for protection under Colombian Law 1116 of 2006, which is the primary legislation governing business insolvency proceedings (restructuring and liquidation) (“Reorganization Proceedings”) in Colombia. The Reorganization Proceeds are similar to Chapter 11 of the Bankruptcy Code in the United States, whereby the Company intends to restructure its debts and continue to operate. The plan of reorganization and assessment of valid claims has not yet been determined, or approved by the court and creditors, as necessary. OWP SAS has currently identified approximately 23 creditors, consisting of approximately $1.2 million of financial obligations, collectively. In accordance with ASC 810-10-15, the Company has deconsolidated its foreign subsidiaries until it emerges from the Reorganization Proceedings to include the petitioning entity, OWP SAS. Given the lack of independently identifiable operations, the Company has also deconsolidated its non-operating shell entities, Agrobase, S.A.S. and Hope Colombia, S.A.S (collectively, the “Foreign Subsidiaries”). The deconsolidation resulted in a loss on deconsolidation of foreign subsidiaries in the amount of $220,272 and $1,564,823 for the six months ended June 30, 2024 and the year ended December 31, 2023, respectively. There were no income, losses or cash flows within the Foreign Subsidiaries between the date of petition on December 22, 2023 and December 31, 2023. A summary of the deconsolidated condensed combined balance sheets and statement of operations and comprehensive loss of the Foreign Subsidiaries is as follows:

FOREIGN SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2024	December 31, 2023
Assets

Current assets:
Cash	$30,045	$1,660
Inventory	42,253	45,791
Other current assets	47,814	2,687
Total current assets	120,112	50,138

Other assets	208,738	226,542
Fixed assets, net	2,319,761	2,346,281

Total Assets	$2,648,611	$2,622,961

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$349,456	$392,403
Accrued expenses	442,134	482,587
Notes payable	168,754	183,148
Intercompany liabilities owed to OWP Ventures, Inc.	7,692,501	7,348,034
Total current liabilities	8,652,845	8,406,172

Stockholders’ Equity (Deficit):
Accumulated other comprehensive income	58,686	-
Accumulated (deficit)	(6,062,920)	(5,783,211)
Total Stockholders’ Equity (Deficit)	(6,004,234)	(5,783,211)

Total Liabilities and Stockholders’ Equity (Deficit)	$2,648,611	$2,622,961

ONE WORLD PRODUCTS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

FOREIGN SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three	For the Six
	Months Ended	Months Ended
	June 30, 2024	June 30, 2024

Revenues	$-	$-
Cost of goods sold	-	-
Gross profit	-	-

Operating expenses:
General and administrative	63,081	140,947
Professional fees	17,163	32,129
Depreciation expense	14,675	26,520
Total operating expenses	94,919	199,596

Operating loss	(94,919)	(199,596)

Other income (expense):
Interest expense	(40,380)	(80,113)
Total other expense	(40,380)	(80,113)

Net loss	$(135,299)	$(279,709)
Other comprehensive loss:
Gain on foreign currency translation	$54,638	$58,686

Net loss	$(80,661)	$(221,023)

FOREIGN SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the Six
Months Ended
June 30, 2024
Cash flows from operating activities
Net loss	$(279,709)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	26,520
Decrease (increase) in assets:
Inventory	3,538
Other current assets	(45,127)
Other assets	17,804
Increase (decrease) in liabilities:
Accounts payable	(42,947)
Accrued expenses	(40,603)
Accrued interest on intercompany loans	81,867
Net cash used in operating activities	(278,657)

Cash flows from financing activities
Proceeds received from intercompany loan	262,600
Net cash provided by financing activities	262,600

Effect of exchange rate changes on cash	44,442

Net increase (decrease) in cash	28,385
Cash - beginning	1,660
Cash - ending	$30,045

Supplemental disclosures:
Interest paid	$-
Income taxes paid	$-

ONE WORLD PRODUCTS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4 – Related Party Transactions

Related Party Debt Repayments

On April 22, 2024, the Company repaid an aggregate total of $257,446, consisting of $207,000 of principal and $50,446 of interest, of outstanding debts owed to Kenneth Perego, II, M.D., the Company’s Vice Chairman of the Board.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheet as of June 30, 2024 and December 31, 2023, respectively:

	Fair Value Measurements at June 30, 2024
	Level 1	Level 2	Level 3
Assets
Cash	$362,191	$-	$-
Total assets	362,191	-	-
Liabilities
Notes payable, related parties, net of $7,153 of debt discounts	-	2,236,828	-
Notes payable, net of $434,289 of debt discounts	-	1,200,711	-
Total liabilities	-	(3,437,539)	-
	$362,191	$(3,437,539)	$-

	Fair Value Measurements at December 31, 2023
	Level 1	Level 2	Level 3
Assets
Cash	$726	$-	$-
Total assets	726	-	-
Liabilities
Convertible notes payable, related party	-	750,000	-
Notes payable, related parties	-	1,146,500	-
Notes payable, net of $24,136 of debt discounts	-	310,864	-
Total liabilities	-	(2,207,364)	-
	$726	$(2,207,364)	$-

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the six months ended June 30, 2024 or the year ended December 31, 2023.

Note 6 – Inventory

Inventories are stated at the lower of cost or net realizable value. Cost is determined on a standard cost basis that approximates the first-in, first-out (FIFO) method. Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value. Our CBD products consist entirely of finished goods. Inventory was $18,153 and $-0- at June 30, 2024 and December 31, 2023, respectively.

Note 7 – Security Deposits

Security deposits consisted of refundable deposits on equipment purchases in the amount of $85,000 as of June 30, 2024 and December 31, 2023.

ONE WORLD PRODUCTS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 8 – Licenses

On May 15, 2024, OWP Ventures, Inc., acquired Pétalo Pharmaceutical, S.A.S. (“Pétalo”), a Company located in Colombia and legally constituted as a simplified stock company that owns licenses to cultivate, produce and distribute the raw ingredients of the cannabis and hemp plant for medicinal, scientific and industrial purposes from the free trade zone in Colombia. Pétalo had no operations, other than obtaining four licenses, including seed use, cultivation of non-psychoactive cannabis, cultivation of psychoactive cannabis, and manufacturing allowing for extraction and export from the free trade zone. The Company intends to use these licenses to establish an export business within the free trade zone. The acquisition was accounted for as an asset purchase, and the $75,000 purchase price of Pétalo was allocated to the fair value of the licenses.

Note 9 – Accrued Expenses

Accrued expenses consisted of the following at June 30, 2024 and December 31, 2023, respectively:

	June 30,	December 31,
	2024	2023
Accrued compensation	$853,530	$665,417
Accrued interest	108,175	273,951
	$961,705	$939,368

Note 10 – Convertible Note Payable, Related Party

Convertible note payable, related party consists of the following at June 30, 2024 and December 31, 2023, respectively:

	June 30,	December 31,
	2024	2023

On September 27, 2022, the Company completed the sale of a Convertible Promissory Note in the principal amount of $750,000 (the “Convertible McCabe Note”) to Dr. John McCabe, an affiliate investor. The unsecured note matured on September 16, 2024 (the “Maturity Date”), carried interest at a rate of 8% per annum, and the principal and interest were convertible into shares of the Company’s convertible Series B common stock at a conversion price of $15 per share. On March 15, 2024, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., exchanged the $750,000 of principal, and $90,740 of accrued interest, along with other debts and interest, for a promissory note with a maturity date of March 1, 2027, bearing interest at 7% per annum. As consideration for condensing these loans and extending the maturity dates, the Company awarded Mr. McCabe 9,017,000 shares of common stock. The aggregate fair value of the common stock was $595,122, based on the closing price of the Company’s common stock on the date of grant.	$-	$750,000

Total convertible note payable, related party	-	750,000
Less: current maturities	-	-
Convertible note payable, related party, long-term portion	$-	$750,000

The Company recorded interest expense pursuant to the stated interest rates on the convertible note, related party in the amount of $15,124 and $29,753 for the six months ended June 30, 2024 and 2023, respectively.

ONE WORLD PRODUCTS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 11 – Notes Payable, Related Parties

Notes payable, related parties, consists of the following at June 30, 2024 and December 31, 2023, respectively:

	June 30,	December 31,
	2024	2023

On March 19, 2024, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., received an advance of $50,000 from Joerg Sommer, our President, pursuant to an unsecured promissory note, maturing on March 1, 2027, that carries a 10% interest rate.	$50,000	$-

On March 15, 2024, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., issued an unsecured promissory note in the amount of $26,116 to Joerg Sommer, our President, maturing on March 1, 2027, that carries a 10% interest rate. The note was issued in exchange for the cancellation of another promissory note, consisting of $25,000 of principal and $1,116 of accrued interest.	26,116	-

On March 15, 2024, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., issued an unsecured promissory note in the amount of $1,803,398 to Dr. John McCabe, an affiliate investor, maturing on March 1, 2027, that carries a 7% interest rate. The note was issued in exchange for the cancellation of a $840,740 convertible note, consisting of $750,000 of principal and $90,740 of accrued interest., and other promissory notes in the aggregate amount of $962,658, consisting of a total of $850,000 of principal and $112,658 of accrued interest.	1,803,398	-

On March 15, 2024, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., issued an unsecured promissory note in the amount of $337,000 to Dr. Kenneth Perego, II, M.D., our Vice Chairman of the Board, maturing on March 1, 2027, that carries a 10% interest rate. The note was issued in exchange for the cancellation of promissory notes in the aggregate amount of $337,000, consisting entirely of principal.	337,000	-

On March 15, 2024, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., issued an unsecured promissory note in the amount of $27,467 to Isiah L. Thomas, III, our Chairman of the Board and CEO, maturing on March 1, 2027, that carries a 10% interest rate. The note was issued in exchange for the cancellation of another promissory note, consisting of $24,500 of principal and $2,967 of accrued interest.	27,467	-

On March 12, 2024, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., received an advance of $100,000 from Dr. Kenneth Perego, II, M.D., our Vice Chairman of the Board, pursuant to an unsecured promissory note due on demand that carries a 10% interest rate. A total of $101,123, consisting of $100,000 of principal and $1,123 of interest, was repaid on April 22, 2024.	-	-

On March 1, 2024, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., received an advance of $100,000 from Dr. John McCabe, an affiliate investor, pursuant to an unsecured promissory note, maturing on March 1, 2025, that carried an 8% interest rate. The note was cancelled on March 15, 2024, in exchange for the note maturing on March 1, 2027, listed above.	-	-

On February 26, 2024, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., received an advance of $27,000 from Dr. Kenneth Perego, II, M.D., our Vice Chairman of the Board, pursuant to an unsecured promissory note due on demand that carries a 10% interest rate. A total of $27,414, consisting of $27,000 of principal and $414 of interest, was repaid on April 22, 2024.	-	-

On January 29, 2024, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., received an advance of $50,000 from Dr. John McCabe, an affiliate investor, pursuant to an unsecured promissory note, maturing on January 29, 2025, that carried an 8% interest rate. The note was cancelled on March 15, 2024, in exchange for the note maturing on March 1, 2027, listed above.	-	-

On January 11, 2024, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., received an advance of $10,000 from Dr. Kenneth Perego, II, M.D., our Vice Chairman of the Board, pursuant to an unsecured promissory note due on demand that carries a 10% interest rate. A total of $10,279, consisting of $10,000 of principal and $279 of interest, was repaid on April 22, 2024	-	-

On January 8, 2024, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., received an advance of $10,000 from Dr. Kenneth Perego, II, M.D., our Vice Chairman of the Board, pursuant to an unsecured promissory note due on demand that carries a 10% interest rate. A total of $10,288, consisting of $10,000 of principal and $288 of interest, was repaid on April 22, 2024	-	-

On November 28, 2023, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., received an advance of $60,000 from Dr. Kenneth Perego, II, M.D., our Vice Chairman of the Board, pursuant to an unsecured promissory note due on demand that carries a 10% interest rate. A total of $62,400, consisting of $60,000 of principal and $2,400 of interest, was repaid on April 22, 2024	-	60,000

On October 11, 2023, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., received an advance of $25,000 from the Company’s President, Joerg Sommer, pursuant to an unsecured promissory note due on demand that carries a 10% interest rate. The note was cancelled on March 15, 2024, in exchange for the note maturing on March 1, 2027, listed above.	-	25,000

On September 11, 2023, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., received an advance of $52,000 from Dr. Kenneth Perego, II, M.D., our Vice Chairman of the Board, pursuant to an unsecured promissory note due on demand that carries a 10% interest rate. The note was cancelled on March 15, 2024, in exchange for the note maturing on March 1, 2027, listed above. A total of $2,650 of interest was repaid on April 22, 2024.	-	52,000

On August 31, 2023, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., received an advance of $4,000 from Dr. Kenneth Perego, II, M.D., our Vice Chairman of the Board, pursuant to an unsecured promissory note due on demand that carries a 6% interest rate. The note was cancelled on March 15, 2024, in exchange for the note maturing on March 1, 2027, listed above. A total of $130 of interest was repaid on April 22, 2024.	-	4,000

On August 14, 2023, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., received an advance of $6,000 from Dr. Kenneth Perego, II, M.D., our Vice Chairman of the Board, pursuant to an unsecured promissory note due on demand that carries a 6% interest rate. The note was cancelled on March 15, 2024, in exchange for the note maturing on March 1, 2027, listed above. A total of $211 of interest was repaid on April 22, 2024.	-	6,000

On August 5, 2022, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., received an advance of $50,000 from Dr. Kenneth Perego, II, M.D., our Vice Chairman of the Board, pursuant to an unsecured promissory note due on demand that carries a 6% interest rate. The note was cancelled on March 15, 2024, in exchange for the note maturing on March 1, 2027, listed above. A total of $4,833 of interest was repaid on April 22, 2024.	-	50,000

On August 2, 2022, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., received an advance of $4,500 from Isiah L. Thomas, III, our Chairman of the Board and CEO, pursuant to an unsecured promissory note due on demand that carries a 6% interest rate. The note was cancelled on March 15, 2024, in exchange for the note maturing on March 1, 2027, listed above.	-	4,500

On June 13, 2022, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., received an advance of $100,000 from Dr. John McCabe, an affiliate investor, pursuant to an unsecured promissory note, maturing on January 1, 2024, that carries an 8% interest rate. The note was cancelled on March 15, 2024, in exchange for the note maturing on March 1, 2027, listed above.	-	100,000

On July 7, 2022, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., received an advance of $5,000 from Dr. Kenneth Perego, II, M.D., our Vice Chairman of the Board pursuant to an unsecured promissory note due on demand that carries a 6% interest rate. The note was cancelled on March 15, 2024, in exchange for the note maturing on March 1, 2027, listed above. A total of $507 of interest was repaid on April 22, 2024.	-	5,000

On June 3, 2022, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., received an advance of $10,000 from Isiah L. Thomas, III, our Chairman of the Board and CEO, pursuant to an unsecured promissory note due on demand that carries a 6% interest rate. The note was cancelled on March 15, 2024, in exchange for the note maturing on March 1, 2027, listed above.	-	10,000

On May 5, 2022, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., received an advance of $10,000 from Isiah L. Thomas, III, our Chairman of the Board and CEO, pursuant to an unsecured promissory note due on demand that carries a 6% interest rate. The note was cancelled on March 15, 2024, in exchange for the note maturing on March 1, 2027, listed above.	-	10,000

On May 5, 2022, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., received an advance of $20,000 from Dr. Kenneth Perego, II, M.D., our Vice Chairman of the Board, pursuant to an unsecured promissory note due on demand that carries a 6% interest rate. The note was cancelled on March 15, 2024, in exchange for the note maturing on March 1, 2027, listed above. A total of $2,236 of interest was repaid on April 22, 2024.	-	20,000

On March 1, 2022, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., received an advance of $400,000 from Dr. John McCabe, an affiliate investor, pursuant to an unsecured promissory note, maturing on January 1, 2024, that carries an 8% interest rate. The note was cancelled on March 15, 2024, in exchange for the note maturing on March 1, 2027, listed above.	-	400,000

On February 15, 2022, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., received an advance of $200,000 from Dr. John McCabe, an affiliate investor, pursuant to an unsecured promissory note, maturing on January 1, 2024, that carries an 8% interest rate. The note was cancelled on March 15, 2024, in exchange for the note maturing on March 1, 2027, listed above.	-	200,000

On December 29, 2021, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., received an advance of $200,000 from Dr. Kenneth Perego, II, M.D., our Vice Chairman of the Board, pursuant to an unsecured promissory note due January 1, 2024 that carries an 8% interest rate. The note was cancelled on March 15, 2024, in exchange for the note maturing on March 1, 2027, listed above. A total of $35,375 of interest was repaid on April 22, 2024.	-	200,000

Total notes payable, related parties	2,243,981	1,146,500
Less: unamortized debt discounts	7,153	-
Notes payable, related parties, net of discounts	2,236,828	1,146,500
Less: current maturities	-	1,146,500
Notes payable, related parties, long-term portion	$2,236,828	$-

The Company recorded interest expense pursuant to the stated interest rates on the notes payable, related parties, in the amount of $75,095 and $38,764 for the six months ended June 30, 2024 and 2023, respectively, including $2,686 on the amortization of debt discounts for the six months ended June 30, 2024.

ONE WORLD PRODUCTS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 12 – Notes Payable

	June 30,	December 31,
	2024	2023

On April 19, 2024, the “Company completed the sale of a 12% promissory note to SDT Equities LLC, a Delaware limited liability company (“SDT”) in the principal amount of $1,300,000 and for a purchase price of $1,196,000 pursuant to a Securities Purchase Agreement between the Company and SDT (the “Purchase Agreement”).

The Note matures on January 19, 2025 (the “Maturity Date”) and bears interest at a rate of 12% per annum. Subject to certain adjustments and following an event of default only, the Notes are convertible into shares of the Company’s common stock at a conversion price equal to the lowest closing price (i) during the previous ten Trading Day (as defined in the note) period ending on the date of issuance of the note, or (ii) during the previous ten Trading Day period ending on the Conversion Date (as defined in the note), whichever is lower. The note is also subject to covenants, events of default, penalties, default interest, and other terms and conditions customary in transactions of this nature.

Pursuant to the Purchase Agreement with SDT, SDT received a pre-funded warrant to purchase 8,666,667 shares of the Company’s common stock (the “Warrant”). The Warrant includes a make-whole provision, whereby, if SDT is unable to sell the Warrant Shares (as defined in the Warrant) for net proceeds equal to at least $520,000 (the “Make-Whole Amount”) within a certain timeframe, then the Company shall either (i) pay SDT in cash the difference between the Make-Whole Amount and the net proceeds that SDT actually received from the sale of the Warrant Shares or (ii) cause the issuance of additional pre-funded warrants to SDT for shares of common stock the sale of which would ultimately satisfy the Make-Whole Amount. The relative fair value of the Warrant resulted in a debt discount of $351,638, which is being amortized over the life of the loan.

A portion of the proceeds were used to repay the $360,000 Sanguine Group, LLC, and $257,446 of debts owed to the Company’s Vice Chairman, Dr. Kenneth Perego, II. The repayments consisted of aggregate principal of $207,000 and aggregate interest of $50,446.

	$1,300,000	$-

On April 19, 2024, the “Company completed the sale of a 12% promissory note to AJB Capital Investments LLC, a Delaware limited liability company (“AJB”) in the principal amount of $300,000 for a purchase price of $276,000 (the “Fourth AJB Note”, or the “Note”) pursuant to Securities Purchase Agreement between the Company and AJB (the “SPA”).

The Fourth AJB Note matures on January 19, 2025 (the “Maturity Date”) and bears interest at a rate of 12% per annum. Subject to certain adjustments and following an event of default only, the Note is convertible into shares of the Company’s common stock at a conversion price equal to the lowest closing price (i) during the previous ten Trading Day (as defined in the Note) period ending on the date of issuance of the Note, or (ii) during the previous ten Trading Day period ending on the Conversion Date (as defined in the Notes), whichever is lower. The Note is also subject to covenants, events of default, penalties, default interest, and other terms and conditions customary in transactions of this nature.

Pursuant to the Purchase Agreement with AJB, the Company paid a $120,000 commitment fee (the “Commitment Fee”) to AJB in form of 2,000,000 shares of the Company’s common stock (the “Commitment Fee Shares”). The SPA with AJB includes a make-whole provision, whereby, if AJB is unable to sell the Commitment Fee Shares for net proceeds equal to at least the Commitment Fee, the Company shall cause the issuance of additional shares of common stock to AJB the sale of which would ultimately generate total net funds equal to the Commitment Fee. The Commitment Fee Shares resulted in a debt discount of $80,185 that is being amortized over the life of the loan.

	300,000	-

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

Pursuant to the Purchase Agreement, the Company paid a commitment fee to Sanguine in the form of 2,500,000 shares of the Company’s common stock (the “Commitment Fee Shares”). The Commitment Fee Shares resulted in a debt discount of $73,454 that was amortized over the life of the loan. A total of $363,300, consisting of $360,000 of principal and $3,300 of interest, was repaid on April 22, 2024.

	-	-

On August 18, 2023, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., issued an unsecured promissory note of $35,000 to LDL8 Consulting, LLC for the purchase of equipment from another vendor. The promissory note bears interest at 10% per annum and is due on demand. In the event of default, the interest rate increases to 15% until repayment.	35,000	35,000

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

	-	300,000

Total notes payable	1,635,000	335,000
Less: unamortized debt discounts	434,289	24,136
Notes payable, net of discounts	1,200,711	310,864
Less: current maturities	1,200,711	310,864
Notes payable, long-term portion	$-	$-

ONE WORLD PRODUCTS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company recognized aggregate debt discounts on the notes payable to for the six months ended June 30, 2024, as follows:

	June 30,	December 31,
	2024	2023

Fair value of commitment shares of common stock	$153,638	$42,175
Fair value of pre-funded warrants	351,638	-
Original issue discounts	188,000	24,000
Legal and brokerage fees	43,500	13,500
Total debt discounts	736,776	79,675
Amortization of debt discounts	302,487	26,233
Unamortized debt discounts	$434,289	$53,442

The aggregate debt discounts of $736,776 and $79,675, from the Sanguine, SDT and AJB Notes, respectively, are being amortized over the life of the loans using the straight-line method, which approximates the effective interest method. The Company recorded finance expense in the amount of $326,623 and $2,035 on the amortization of these discounts for the six months ended June 30, 2024 and 2023, respectively.

The convertible note limits the maximum number of shares that can be owned by the note holder as a result of the conversions to common stock to 4.99% of the Company’s issued and outstanding shares.

The Company recorded interest expense pursuant to the stated interest rates on the notes payable in the amount of $54,169 and $39,046 for the six months ended June 30, 2024 and 2023, respectively.

The Company recognized interest expense for the six months ended June 30, 2024 and 2023, as follows:

	June 30,	June 30,
	2024	2023

Interest on convertible notes, related party	$15,123	$29,753
Interest on notes payable, related parties	72,409	38,764
Interest on notes payable	54,169	39,046
Amortization of debt discounts, related parties	2,686	-
Amortization of debt discounts, common stock	107,224	1,077
Amortization of debt discounts, warrants	92,065	-
Amortization of debt discounts	127,335	958
Total interest expense	$471,011	$109,598

ONE WORLD PRODUCTS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 13 – Convertible Preferred Stock

Preferred Stock

The Company has 10,000,000 authorized shares of $0.001 par value “blank check” preferred stock, of which 500,000 shares have been designated Series A Preferred Stock and 600,000 shares have been designated Series B Preferred Stock, as amended on August 2, 2022. The shares of Series A Preferred Stock and Series B Preferred Stock are each currently convertible into one hundred (100) shares of the Company’s common stock. The Series A Preferred Stock accrues dividends at the rate of 6% per annum, payable in cash as and when declared by the Board or upon a liquidation. The shares of Series B Preferred Stock are not entitled to dividends, other than the right to participate in dividends payable to holders of common stock on an as-converted basis. As of June 30, 2024, there were 99,733 and 238,501 shares of Series A Preferred Stock and Series B Preferred Stock, respectively, issued and outstanding. The Series A and B Preferred Stock are presented as mezzanine equity on the balance sheet due because they carry a stated value of $10 and $15 per share, respectively, and a deemed liquidation clause, which entitles the holders thereof to receive proceeds thereof in an amount equal to the stated value per share, plus any accrued and unpaid dividends, before any payment may be made to holders of common stock. Each share of Preferred Stock carries a number of votes equal to the number of shares of common stock into which such Preferred Stock may then be converted. The Preferred Stock generally will vote together with the common stock and not as a separate class.

The Series A and B Preferred Stock have been classified outside of permanent equity and liabilities. the Series A Preferred Stock embodies conditional obligations that the Company may settle by issuing a variable number of equity shares, and in both the Series A and B Preferred Stock, monetary value of the obligation is based on a fixed monetary amount known at inception.

Preferred Stock Dividends

The Series A Preferred Stock accrues dividends at the rate of 6% per annum, payable in cash as and when declared by the Board or upon a liquidation. The Company recognized $29,832 and $28,725 for the six months ended June 30, 2024 and 2023, respectively. A total of $226,566 of dividends had accrued as of June 30, 2024.

Note 14 – Commitments and Contingencies

Debt Commitment Obligations

The Company has entered into various forms of debt financing that require the Company to issue shares of common stock or pre-funded warrants that carry certain make-whole provisions whereby, if the debt holder is unable to sell the commitment fee shares for net proceeds equal to at least the commitment fee, the Company shall pay the shortfall in cash, or cause the issuance of additional shares of common stock, to the debt holder until the sale of which would ultimately generate total net funds equal to the commitment fee, as follows:

Debt Holder	Commitment Shares or Warrants	Commitment Amounts

SDT Equities Note	8,666,667 warrants to purchase shares of the Company’s common stock*	$520,000
Fourth AJB Note	2,000,000 shares of the Company’s common stock	$120,000
Third AJB Note	1,666,667 shares of the Company’s common stock	$100,000

*	If, as of the date of the delivery by Holder of the Sale Reconciliation Notice, the Holder has not realized net proceeds from the sale of such Warrant Shares equal to at least the $520,000 Make-Whole Amount then the Company shall, within five (5) business days, either pay in cash the applicable shortfall amount or immediately take all action necessary or required in order to cause the issuance of additional pre-funded warrants for the purchase of Common Stock to the Holder such that, assuming the Holder is able to sell such shares of Common Stock issuable pursuant to such additional pre-funded warrants at a price per share equal to the ten-day VWAP of the Common Stock as of the date of such issuance, the Holder would receive aggregate proceeds for the sale of Warrant Shares at least equal to the Make-Whole Amount.

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

Note 15 – Changes in Stockholders’ Equity

Common Stock

The Company is authorized to issue an aggregate of 300,000,000 shares of common stock with a par value of $0.001. As of June 30, 2024, there were 104,329,919 shares of common stock issued and outstanding.

Common Stock Issued in Escrow Pursuant to Default Provisions of Debt Financing

On March 4, 2024, the Company issue 10,394,610 shares of common stock in escrow pursuant to default provisions on deft financing received from the Sanguine Group. The shares were cancelled pursuant to the subsequent debt repayment on April 22, 2024.

Common Stock Issued as a Promissory Note Commitment

On April 19, 2024, the Company paid a commitment fee to AJB Capital in the form of 2,000,000 shares of common stock in connection with the issuance of the Fourth AJB Note (defined above). The relative fair value of the common stock was $80,185, based on the closing price of the Company’s common stock on the date of grant and the fair value of the debt received. The shares are being amortized as a debt discount over the life of the loan.

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

Common Stock Subscriptions Payable Issued for Services

On June 30, 2024, the Company awarded 231,840 shares of common stock to ClearThink Capital Partners, LLC, for services provided. The fair value of the common stock was $12,473, based on the closing price of the Company’s common stock on the date of grant. The shares were subsequently issued on August 7, 2024.

ONE WORLD PRODUCTS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Amortization of Stock-Based Compensation

A total of $7,704 and $73,338 of stock-based compensation expense was recognized from the amortization of options to purchase common stock over their vesting period during the six months ended June 30, 2024 and 2023, respectively.

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

Outstanding Options

Options to purchase an aggregate total of 10,892,000 shares of common stock at a weighted average strike price of $0.14, exercisable over a weighted average life of 6.74 years were outstanding as of June 30, 2024.

The Company recognized a total of $7,704 and $73,338 of compensation expense during the six months ended June 30, 2024 and 2023, respectively, related to common stock options issued in the prior year to officers, directors, and employees that are being amortized over the implied service term, or vesting period, of the options. The remaining unamortized balance of these options is $21,834 as of June 30, 2024.

Note 17 – Warrants

Outstanding Warrants

Warrants to purchase an aggregate total of 22,678,317 shares of common stock at a weighted average strike price of $0.18, exercisable over a weighted average life of 4.62 years were outstanding as of June 30, 2024.

On April 19, 2024, the Company completed the sale of a (i) Promissory Note in the principal amount of $1,300,000 on the SDT Equities LLC Note, and (ii) a pre-funded warrant to purchase 8,666,667 shares of the Company’s common stock at an exercise price of $0.00001 per share, for an aggregate purchase price of $1,175,500, pursuant to a Securities Purchase Agreement between the Company and SDT Equities LLC. The proceeds received were allocated between the debt and warrants on a relative fair value basis. The Warrant includes a make-whole provision, whereby, if SDT is unable to sell the Warrant Shares (as defined in the Warrant) for net proceeds equal to at least $520,000 (the “Make-Whole Amount”) within a certain timeframe, then the Company shall either (i) pay SDT in cash the difference between the Make-Whole Amount and the net proceeds that SDT actually received from the sale of the Warrant Shares or (ii) cause the issuance of additional pre-funded warrants to SDT for shares of common stock the sale of which would ultimately satisfy the Make-Whole Amount. The aggregate estimated value of the warrants using the Black-Scholes Pricing Model, based on a weighted average volatility rate of 146% and a weighted average call option value of $0.0640, was $554,862. The relative fair value of the warrants was $351,638, which is being amortized over the life of the loan as a debt discount, resulting in $92,065 of finance expense during the six months ended June 30, 2024. As of June 30, 2024, a total of $259,573 of unamortized expenses are expected to be expensed over the remaining life of the loan.

Note 18 – Income Taxes

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the six months ended June 30, 2024, and the year ended December 31, 2023, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At June 30, 2024, the Company had approximately $10,966,000 of federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2025.

ONE WORLD PRODUCTS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at June 30, 2024 and December 31, 2023, respectively.

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

Note 19 – Subsequent Events

The Company evaluates events that have occurred after the balance sheet date through the date these financial statements were issued.

Debt Repayments

On July 26, 2024, the Company partially repaid $150,000 of the $337,000 promissory to Dr. Kenneth Perego, II, M.D., our Vice Chairman of the Board, that originate on March 15, 2024.

Series A Preferred Stock Sale to Director

On July 25, 2024, the Company received proceeds of $150,000 from the sale of 15,000 units, consisting of 15,000 shares of series A preferred stock and five-year warrants to purchase 1,500,000 shares of common stock at an exercise price of $0.25 per share. The proceeds received were allocated between the Series A Preferred Stock and warrants on a relative fair value basis.

Cancellation of Series A Preferred Stock Subscriptions Payable

On July 3, 2024, a consultant agreed to forfeit 4,500 shares of Series A Preferred Stock, with a fair value of $45,000, that was previously awarded, but hadn’t yet been issued.

Common Stock Issued for Services, CFO

On July 1, 2024, the Company issued 250,000 shares of common stock to Todd Peterson as a signing bonus pursuant to his appointment as the Company’s Chief Financial Officer. The fair value of the shares was $11,250, based on the closing price of the Company’s common stock on the date of grant.

Common Stock Issued for Services

On July 1, 2024, the Company issued 200,000 shares of common stock in consideration of consulting services. The fair value of the shares was $9,000, based on the closing price of the Company’s common stock on the date of grant.

Common Stock Issued on Subscriptions Payable, Consultants

On August 7, 2024, the Company issued 231,840 shares of common stock to ClearThink Capital Partners, LLC, for services provided for the period ending June 30, 2024. The fair value of the common stock was $12,473, based on the closing price of the Company’s common stock on the date of grant.

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

Due to challenging economic conditions and under prior management, OWP SAS experienced significant operational and managerial challenges in 2022 and 2023, resulting its accumulation of financial obligations of approximately $1.2 million, which are substantially past due. Without adequate resources and in an effort to forestall the imposition of interest, late charges, fines and any court-mandated order(s) to cease operations, OWP SAS filed for protection under Colombian Law 1116 of 2006, which is the primary legislation governing business insolvency proceedings (restructuring and liquidation) (“Reorganization Proceedings”) in Colombia on December 22, 2023. During the Reorganization Proceeding, management intends to satisfy OWP SAS’s continuing financial obligations through the negotiation and/or settlement with creditors and the Colombian governmental authorities. Subject to court approval, the Company intends to continue normal operations, which consists of providing cannabinoids in bulk for the domestic and international markets, including the raw material for our brands and affiliate companies. At this time, the Company cannot predict the length of time of the Reorganization Proceeding. The Company has deconsolidated its foreign subsidiaries until it emerges from the Reorganization Proceedings to include the petitioning entity, OWP SAS, as well as the Company’s non-operating shell entities, Agrobase, S.A.S. and Hope Colombia, S.A.S., given the lack of independently identifiable operations. The deconsolidation resulted in a loss on deconsolidation of foreign subsidiaries in the amount of $97,672 and $1,564,823 for the six months ended June 30, 2024 and the year ended December 31, 2023, respectively.

On May 15, 2024, OWP Ventures, Inc., acquired Pétalo Pharmaceutical, S.A.S. (“Pétalo”), a Company located in Colombia and legally constituted as a simplified stock company that owns licenses to cultivate, produce and distribute the raw ingredients of the cannabis and hemp plant for medicinal, scientific and industrial purposes from the free trade zone in Colombia. Pétalo had no operations, other than obtaining four licenses, including seed use, cultivation of non-psychoactive cannabis, cultivation of psychoactive cannabis, and manufacturing allowing for extraction and export from the free trade zone. The Company intends to establish an export business within the free trade zone using these licenses.

We expect Pétalo to start exporting products in 2024, including CBD flower and distillate oil. Our product pipeline may include premium coffee certified by the Colombian National Coffee Federation infused with CBD, teas infused with CBD and a series of wellness products, including sports CBD energy drinks for optimum performance, CBD facial and body creams for anti-inflammatory and anti-aging use and white label commercial agreements with partners in Europe, USA, and Latin America. We recently entered into strategic partnerships with Smokiez Edibles in Colombia and Stephen Marley’s Kx Family Care. There can be no assurances that these strategic partnerships will generate revenues or be profitable for the Company.

Results of Operations for the Three Months Ended June 30, 2024 and 2023:

The following table summarizes selected items from the statement of operations for the three months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Increase /
	2024	2023	(Decrease)
Revenues	$1,254	$75	$1,179
Cost of goods sold	229	132	97
Gross profit	1,025	(57)	1,082

Operating expenses:
General and administrative	150,785	417,834	(267,049)
Professional fees	223,667	73,664	150,003
Depreciation expense	-	8,447	(8,447)
Total operating expenses:	374,452	499,945	(125,493)

Operating loss	(373,427)	(500,002)	(126,575)

Total other expense	(491,632)	(47,128)	444,504

Net loss	$(865,059)	$(547,130)	$317,929

Revenues

Revenues during the three months ended June 30, 2024 were $1,254, compared to $75 during the three months ended June 30, 2023, an increase of $1,179, or 1,572%. Revenues during the current period were generated by sales of our CBD product, while revenues from the comparative period were attributable to sales of cannabis seeds by OWP SAS.

Cost of Goods Sold

Cost of goods sold for the three months ended June 30, 2024 were $229, compared to $132 for the three months ended June 30, 2023, an increase of $97, or 73%. Cost of goods sold consists primarily of labor, agricultural raw materials, depreciation and overhead. Costs of goods sold increased as we transitioned to the sale of CBD products and increased sales. Our profit margin during the three months ended June 30, 2024 was 82%, compared to negative 76% for the three months ended June 30, 2023.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2024 were $150,785, compared to $417,834 during the three months ended June 30, 2023, a decrease of $267,049, or 64%. The expenses for the current period consisted primarily of compensation expenses, office rent, and travel costs. General and administrative expenses decreased primarily due to decreased salaries and wages and lease expenses in Colombia over the comparative period, as we transitioned to new management. General and administrative expenses included non-cash, stock-based compensation of $-0- and $119,197 during the three months ended June 30, 2024 and 2023, respectively.

Professional Fees

Professional fees for the three months ended June 30, 2024 were $223,667, compared to $73,664 during the three months ended June 30, 2023, an increase of $150,003, or 204%. Professional fees included non-cash, stock-based compensation of $92,575 and $5,861 during the three months ended June 30, 2024 and 2023, respectively. Professional fees increased primarily due to increased stock-based compensation issued to consultants during the current period.

Depreciation Expense

Depreciation expense for the three months ended June 30, 2024 was $-0-, compared to $8,447 during the three months ended June 30, 2023, a decrease of $8,447. Depreciation expense decreased due to the deconsolidation of OWP SAS at December 22, 2023.

Other Income (Expense)

Other expenses, on a net basis, for the three months ended June 30, 2024 were $491,632, compared to other expenses, on a net basis, of $47,128 during the three months ended June 30, 2023, an increase in net expenses of $444,504, or 943%. Other expenses consisted of a $122,600 loss on deconsolidation of foreign subsidiaries and $369,032 of interest expense, including $178,310 of stock-based finance costs on the amortization of debt discounts for the three months ended June 30, 2024, compared to $51,528 of interest expense, including $1,077 of stock-based finance costs on the amortization of debt discounts, as partially offset by a gain on early extinguishment of debt of $4,397 on the termination of long term leases and $3 of interest income for the three months ended June 30, 2023.

Net Loss

Net loss for the three months ended June 30, 2024 was $865,059, or $0.01 per share, compared to $547,130, or $0.01 per share, during the three months ended June 30, 2023, an increase of $317,929, or 58%. The net loss increased primarily due to increased interest expense on debt financing.

Results of Operations for the Six Months Ended June 30, 2024 and 2023:

The following table summarizes selected items from the statement of operations for the six months ended June 30, 2024 and 2023.

	Six Months Ended June 30,		Increase /
	2024	2023	(Decrease)
Revenues	$1,536	$2,176	$(640)
Cost of goods sold	278	1,099	(821)
Gross profit	1,258	1,077	181

Operating expenses:
General and administrative	349,632	765,131	(415,499)
Professional fees	802,338	177,512	624,826
Depreciation expense	-	16,304	(16,304)
Total operating expenses:	1,150,712	958,947	193,023

Operating loss	(1,150,712)	(957,870)	192,842

Total other expense	(1,415,369)	(105,198)	1,310,171

Net loss	$(2,566,081)	$(1,063,068)	$1,503,013

Revenues

Revenues during the six months ended June 30, 2024 were $1,536, compared to $2,176 during the six months ended June 30, 2023, a decrease of $640, or 29%. Revenues during the current period were generated by sales of our CBD product, while revenues from the comparative period were attributable to sales of cannabis seeds by OWP SAS.

Cost of Goods Sold

Cost of goods sold for the six months ended June 30, 2024 were $278, compared to $1,099 for the six months ended June 30, 2023, a decrease of $821, or 75%. Cost of goods sold consists primarily of CBD products. Costs of goods sold decreased as we transitioned to the sale of CBD products and sales decreased. Our profit margin during the six months ended June 30, 2024 was 82%, compared to 49% for the six months ended June 30, 2023.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2024 were $349,632, compared to $765,131 during the six months ended June 30, 2023, a decrease of $415,499, or 54%. The expenses for the current period consisted primarily of compensation expenses, office rent, and travel costs. General and administrative expenses decreased primarily due to decreased salaries and wages and lease expenses in Colombia over the comparative period, as we transitioned to new management. General and administrative expenses included non-cash, stock-based compensation of $33,000 and $119,197 during the six months ended June 30, 2024 and 2023, respectively.

Professional Fees

Professional fees for the six months ended June 30, 2024 were $802,338, compared to $177,512 during the six months ended June 30, 2023, an increase of $624,826, or 352%. Professional fees included non-cash, stock-based compensation of $555,508 and $5,861 during the six months ended June 30, 2024 and 2023, respectively. Professional fees increased primarily due to increased stock-based compensation issued to consultants during the current period.

Depreciation Expense

Depreciation expense for the six months ended June 30, 2024 was $-0-, compared to $16,304 during the six months ended June 30, 2023, a decrease of $16,304. Depreciation expense decreased due to the deconsolidation of OWP SAS at December 22, 2023.

Other Income (Expense)

Other expenses, on a net basis, for the six months ended June 30, 2024 were $1,415,369, compared to other expenses, on a net basis, of $105,198 during the six months ended June 30, 2023, an increase in net expenses of $1,310,171, or 1,245%. Other expenses consisted of an early extinguishment of debt in the amount of $724,086 related to common stock issued to related parties as commitment shares on debt modifications, a $220,272 loss on deconsolidation of foreign subsidiaries, and $471,011 of interest expense, including $201,975 of stock-based finance costs on the amortization of debt discounts for the six months ended June 30, 2024, compared to $109,598 of interest expense, including $1,077 of stock-based finance costs on the amortization of debt discounts, as partially offset by a gain on early extinguishment of debt of $4,397 on the termination of long term leases and $3 of interest income for the six months ended June 30, 2023.

Net Loss

Net loss for the six months ended June 30, 2024 was $2,566,081, or $0.03 per share, compared to $1,063,068, or $0.02 per share, during the six months ended June 30, 2023, an increase of $1,503,013, or 141%. The net loss increased primarily due to increased stock-based compensation and the fair value of common stock issued to related parties as commitment shares on debt modifications.

Liquidity and Capital Resources

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, financing activities and effect of exchange rate changes on cash for the six months ended June 30, 2024 and 2023:

	2024	2023
Operating Activities	$(729,707)	$(842,925)
Investing Activities	(75,000)	(5,046)
Financing Activities	1,208,500	812,500
Effect of Exchange Rate Changes on Cash	(42,328)	199,690
Net Increase in Cash	$361,465	$164,219

Net Cash Used in Operating Activities

During the six months ended June 30, 2024, net cash used in operating activities was $729,707, compared to net cash used in operating activities of $842,925 for the six months ended June 30, 2023. The cash used in operating activities was primarily attributable to our net loss.

Net Cash Used in Investing Activities

During the six months ended June 30, 2024, net cash used in investing activities was $75,000, compared to net cash used in investing activities of $5,046 for the six months ended June 30, 2023. The cash used in investing activities during the current period was for the $75,000 purchase of a subsidiary in Colombia, compared to the prior period, which consisted entirely of purchases of fixed assets.

Net Cash Provided by Financing Activities

During the six months ended June 30, 2024, net cash provided by financing activities was $1,208,500, compared to net cash provided by financing activities of $812,500 for the six months ended June 30, 2023. The current period consisted of $2,075,500 of proceeds received on debt financing, as partially offset by $867,000 of debt repayments, compared to $250,000 of proceeds received on the sale of preferred stock and $300,000 from the sale of common stock, and $262,500 of proceeds received on debt financing during the six months ended June 30, 2023.

Ability to Continue as a Going Concern

As of June 30, 2024, our balance of cash on hand was $362,191, and we had negative working capital of $2,506,932 and an accumulated deficit of $29,495,767. We are too early in our development stage to project future revenue levels, and may not be able to generate sufficient funds to sustain our operations for the next twelve months. Accordingly, we will need to raise additional cash to fund our operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective as of June 30, 2024.

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

The following issuances of equity securities by the Company during the three-month period ended June 30, 2024 were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder:

Common Stock Issued for Services

On May 10, 2024, the Company issued 1,250,000 shares of common stock, restricted in accordance with Rule 144, to a consultant for services provided.

On May 10, 2024, 2024, the Company issued 381,680 shares of common stock, restricted in accordance with Rule 144, to ClearThink Capital Partners, LLC, for services provided.

Common Stock Issued as a Commitment Fee

On May 10, 2024, the Company paid a commitment fee to AJB Capital in the form of 2,000,000 shares of common stock, restricted in accordance with Rule 144, in connection with the issuance of a promissory note.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	Exhibits

Exhibit	Description
2.1	Agreement and Plan of Merger dated February 21, 2019, among the Company, OWP Merger Subsidiary Inc. and OWP Ventures, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2019)
3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 24, 2014)
3.2	Certificate of Amendment to Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 8, 2019)
3.3	Certificate of Amendment to Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2020)
3.4	Certificate of Designation of Series A Preferred Stock of the Company dated June 1, 2020 (incorporated by reference to Exhibit 3.4 of the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 26, 2020)
3.5	Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 24, 2014)
3.6	Certificate of Designation of Series B Preferred Stock of the Company dated February 2, 2021 (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 8, 2021)
4.1	Promissory Note of the Company in the Principal Amount of $300,000 issued to AJB Capital Investments LLC, dated June 23, 2023 (incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 5, 2023)
10.1+	2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2020)
10.2+	Form of Stock Option Grant Notice for grants under the 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2020)
10.3+	Form of Option Agreement for grants under the 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2020)
10.4+	Letter Agreement between the Company and Isiah L. Thomas, III, dated June 3, 2020 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 9, 2020)
10.5	Securities Purchase Agreement, dated as of June 23, 2023, between the Company and AJB Capital Investments LLC (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 5, 2023)
10.6	Securities Purchase Agreement, dated as of February 7, 2021, between the Company and ISIAH International LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 8, 2021)
10.7	Registration Rights Agreement, dated June 23, 2023, between the Company and AJB Capital Investments LLC (incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 5, 2023)
10.8	Commercial Lease Agreement dated November 26, 2021, between R&B Inversiones S.A.S. and One World Pharma S.A.S. (incorporated by reference to Exhibit 10.10 of the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 16, 2022)
10.9	Purchase Agreement, dated September 1, 2022, between the Company and Tysadco Partners, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 7, 2022)
10.10	Securities Purchase Agreement, dated September 1, 2022, between the Company and Tysadco Partners, LLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 7, 2022)
10.11	Registration Rights Agreement, dated September 1, 2022, between the Company and Tysadco Partners, LLC (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 7, 2022)
10.12	Convertible Promissory Note Purchase Agreement, dated September 16, 2022, between the Company and Dr. John McCabe (incorporated by reference to Exhibit 10.15 of the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission by One World Products, Inc. on November 14, 2022)
10.13	Convertible Note, dated September 16, 2022, between One World Products, Inc. and Dr. John McCabe (incorporated by reference to Exhibit 10.16 of the Form 10-Q filed with the Securities and Exchange Commission by on November 14, 2022)
10.14+	Offer Letter dated April 25, 2023 by and between the Company and Jeorg Sommer (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 2023)
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
32.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Schema Document
101.CAL*	Inline XBRL Calculation Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document
101.LAB*	Inline XBRL Labels Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

+ Compensatory plan or agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 21, 2024

One World Products, Inc.

/s/ Isiah L. Thomas III
Isiah L. Thomas III
Chief Executive Officer
(Principal Executive Officer)

/s/ Todd Peterson
Todd Peterson
Chief Financial Officer
(Principal Financial Officer)

