Form 10-Q
period 2024-09-30
One World Products, Inc.
filed 2024-11-14
CIK 1622244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

The number of shares of registrant’s common stock outstanding as of November 10, 2024 was 105,890,570.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ONE WORLD PRODUCTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2024	2023
	(Unaudited)
Assets
Current assets:
Cash	$81,630	$726
Accounts receivable	179	-
Inventory	16,633	-
Prepaid expenses	16,741	13,156
Total current assets	115,183	13,882

Security deposits	85,000	85,000
Licenses	75,000	-

Total Assets	$275,183	$98,882

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$574,967	$528,645
Accrued expenses	1,055,535	939,368
Dividends payable	241,649	196,734
Convertible note payable, related party, current maturities	-	750,000
Notes payable, related parties, current maturities	-	1,146,500
Notes payable, net of $237,468 and $24,136 of debt discounts at September 30, 2024 and December 31, 2023, respectively	1,397,532	310,864
Total current liabilities	3,269,683	3,872,111

Notes payable, related parties, long-term portion, net of $3,861 of debt discounts at September 30, 2024	2,090,120	-

Total Liabilities	5,359,803	3,872,111

Series A convertible preferred stock, $0.001 par value, 500,000 shares authorized; 114,733 shares issued and outstanding at September 30, 2024 and December 31, 2023	1,147,330	997,330
Series B convertible preferred stock, $0.001 par value, 600,000 shares authorized; 238,501 shares issued and outstanding at September 30, 2024 and December 31, 2023	3,577,515	3,577,515

Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value, 9,200,000 shares authorized; no shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	-	-
Common stock, $0.001 par value, 1,000,000,000 shares authorized; 105,890,570 and 79,827,618 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	105,891	79,828
Additional paid-in capital	20,315,010	18,414,456
Subscriptions payable	-	45,000
Accumulated other comprehensive income	-	42,328
Accumulated (deficit)	(30,230,366)	(26,929,686)
Total Stockholders’ Equity (Deficit)	(9,809,465)	(8,348,074)

Total Liabilities and Stockholders’ Equity (Deficit)	$275,183	$98,882

See accompanying notes to condensed consolidated financial statements.

ONE WORLD PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Revenues	$1,517	$5,906	$3,053	$8,082
Cost of goods sold	310	767	588	1,866
Gross loss	1,207	5,139	2,465	6,216

Operating expenses:
General and administrative	203,242	142,464	552,874	907,595
Professional fees	169,596	236,139	971,934	413,651
Depreciation expense	-	9,274	-	25,578
Total operating expenses	372,838	387,877	1,524,808	1,346,824

Operating loss	(371,631)	(382,738)	(1,522,343)	(1,340,608)

Other income (expense):
Gain (loss) on early extinguishment of debt	-	-	(724,086)	4,397
Loss on deconsolidation of foreign subsidiaries	(22,359)	-	(242,631)	-
Interest income	-	3	-	6
Interest expense	(340,609)	(67,571)	(811,620)	(177,169)
Total other expense	(362,968)	(67,568)	(1,778,337)	(172,766)

Net loss	$(734,599)	$(450,306)	$(3,300,680)	$(1,513,374)

Other comprehensive loss:
Gain (loss) on foreign currency translation	$-	$(32,831)	$(42,328)	$145,370

Net other comprehensive loss	$(734,599)	$(483,137)	$(3,343,008)	$(1,368,004)
Series A convertible preferred stock declared ($0.60 per share)	(15,083)	(15,083)	(44,915)	(43,808)
Net loss attributable to common shareholders	$(749,682)	$(498,220)	$(3,387,923)	$(1,411,812)

Weighted average number of common shares outstanding - basic and diluted	113,618,305	74,958,373	104,404,946	71,436,129

Net loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.02)

Dividends declared per share of common stock	$0.00	$0.00	$0.00	$0.00

See accompanying notes to condensed consolidated financial statements.

ONE WORLD PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	For the Three Months Ended September 30, 2024
	Series A Convertible		Series B Convertible				Additional		Accumulated Other		Total Stockholders’
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Subscriptions	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Income (Loss)	Deficit	(Deficit)
Balance, June 30, 2024	99,733	$997,330	238,501	$3,577,515	104,329,919	$104,330	$20,175,359	$57,473	$-	$(29,495,767)	$(9,158,605)
Series A Convertible Preferred Stock sold for cash, Director	15,000	150,000	-	-	-	-	-	-	-	-	-
Cancellation of subscriptions payable	-	-	-	-	-	-	45,000	(45,000)	-	-	-
Common stock issued for services	-	-	-	-	1,560,651	1,561	54,833	(12,473)	-	-	43,921
Amended warrants	-	-	-	-	-	-	51,008	-	-	-	51,008
Amortization of common stock options issued for services	-	-	-	-	-	-	3,893	-	-	-	3,893
Series A convertible preferred stock dividend declared ($0.60 per share)	-	-	-	-	-	-	(15,083)	-	-	-	(15,083)
Net loss	-	-	-	-	-	-	-	-	-	(734,599)	(734,599)
Balance, September 30, 2024	114,733	$1,147,330	238,501	$3,577,515	105,890,570	$105,891	$20,315,010	$-	$-	$(30,230,366)	$(9,809,465)

	For the Three Months Ended September 30, 2023
	Series A Convertible		Series B Convertible				Additional		Accumulated Other		Total Stockholders’
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Subscriptions	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Income (Loss)	Deficit	(Deficit)
Balance, June 30, 2023	99,733	$997,330	272,168	$4,082,520	73,369,574	$73,370	$17,594,074	$-	$127,502	$(24,039,433)	$(6,244,487)
Series A Convertible Preferred Stock sold for cash	-	-	-	-	-	-	-	45,000	-	-	45,000
Series B preferred stock conversions	-	-	(23,667)	(355,005)	2,366,700	2,366	352,639	-	-	-	355,005
Common stock issued for services	-	-	-	-	1,000,000	1,000	83,000	-	-	-	84,000
Amortization of common stock options issued for services	-	-	-	-	-	-	47,714	-	-	-	47,714
Series A convertible preferred stock dividend declared ($0.60 per share)	-	-	-	-	-	-	(15,083)	-	-	-	(15,083)
Loss on foreign currency translation	-	-	-	-	-	-	-	-	(32,831)	-	(32,831)
Net loss	-	-	-	-	-	-	-	-	-	(450,306)	(450,306)
Balance, September 30, 2023	99,733	$997,330	248,501	$3,727,515	76,736,274	$76,736	$18,062,344	$45,000	$94,671	$(24,489,739)	$(6,210,988)

	For the Nine Months Ended September 30, 2024
	Series A Convertible		Series B Convertible				Additional		Accumulated Other		Total Stockholders’
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Subscriptions	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Income (Loss)	Deficit	(Deficit)
Balance, December 31, 2023	99,733	$997,330	238,501	$3,577,515	79,827,618	$79,828	$18,414,456	$45,000	$42,328	$(26,929,686)	$(8,348,074)
Series A Convertible Preferred Stock sold for cash, Director	15,000	150,000	-	-	-	-	-	-	-	-	-
Common stock issued pursuant to debt modifications	-	-	-	-	10,971,000	10,971	713,115	-	-	-	724,086
Common stock issued for services	-	-	-	-	10,341,952	10,342	614,383	-	-	-	624,725
Commitment shares issued pursuant to promissory note	-	-	-	-	4,750,000	4,750	158,728	-	-	-	163,478
Cancellation of subscriptions payable	-	-	-	-	-	-	45,000	(45,000)	-	-	-
Amended warrants	-	-	-	-	-	-	51,008	-	-	-	51,008
Relative fair value of warrants issued for loan commitment	-	-	-	-	-	-	351,638	-	-	-	351,638
Amortization of common stock options issued for services	-	-	-	-	-	-	11,597	-	-	-	11,597
Series A convertible preferred stock dividend declared ($0.60 per share)	-	-	-	-	-	-	(44,915)	-	-	-	(44,915)
Loss on foreign currency translation	-	-	-	-	-	-	-	-	(42,328)	-	(42,328)
Net loss	-	-	-	-	-	-	-	-	-	(3,300,680)	(3,300,680)
Balance, September 30, 2024	114,733	$1,147,330	238,501	$3,577,515	105,890,570	$105,891	$20,315,010	$-	$-	$(30,230,366)	$(9,809,465)

	For the Nine Months Ended September 30, 2023
	Series A Convertible		Series B Convertible				Additional		Accumulated Other		Total Stockholders’
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Subscriptions	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Income (Loss)	Deficit	(Deficit)
Balance, December 31, 2022	70,233	$702,330	272,168	$4,082,520	67,202,907	$67,203	$17,123,603	$-	$(50,699)	$(22,976,365)	$(5,836,258)
Series A Convertible Preferred Stock sold for cash	25,000	250,000	-	-	-	-	-	-	-	-	-
Series A Convertible Preferred Stock issued for services	4,500	45,000	-	-	-	-	-	45,000	-	-	45,000
Series B preferred stock conversions	-	-	(23,667)	(355,005)	2,366,700	2,366	352,639	-	-	-	355,005
Common stock issued for services	-	-	-	-	2,500,000	2,500	171,350	-	-	-	173,850
Commitment shares issued pursuant to promissory note	-	-	-	-	1,666,667	1,667	40,508	-	-	-	42,175
Common stock sold for cash	-	-	-	-	3,000,000	3,000	297,000	-	-	-	300,000
Amortization of common stock options issued for services	-	-	-	-	-	-	121,052	-	-	-	121,052
Series A convertible preferred stock dividend declared ($0.60 per share)	-	-	-	-	-	-	(43,808)	-	-	-	(43,808)
Gain on foreign currency translation	-	-	-	-	-	-	-	-	145,370	-	145,370
Net loss	-	-	-	-	-	-	-	-	-	(1,513,374)	(1,513,374)
Balance, September 30, 2023	99,733	$997,330	248,501	$3,727,515	76,736,274	$76,736	$18,062,344	$45,000	$94,671	$(24,489,739)	$(6,210,988)

See accompanying notes to condensed consolidated financial statements.

ONE WORLD PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(3,300,680)	$(1,513,374)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	-	25,578
(Gain) loss on early extinguishment of debt	724,086	(4,397)
Amortization of debt discounts	529,423	26,233
Series A preferred stock issued for services	-	90,000
Common stock issued for services	624,725	173,850
Stock options issued for services	11,597	121,052
Amended warrants	51,008	-
Decrease (increase) in assets:
Accounts receivable	(179)	(133)
Inventory	(16,633)	(258,583)
Other current assets	(3,585)	20,219
Other assets	-	(33,666)
Right-of-use assets	-	34,391
Increase (decrease) in liabilities:
Accounts payable	46,322	17,774
Accrued expenses	323,648	290,021
Deferred revenues	-	(263)
Lease liability	-	(31,940)
Net cash used in operating activities	(1,010,268)	(1,043,238)

Cash flows from investing activities
Purchase of fixed assets	-	(5,046)
Purchase of Pétalo Pharmaceutical, SAS	(75,000)	-
Net cash used in investing activities	(75,000)	(5,046)

Cash flows from financing activities
Proceeds from notes payable, related parties	347,000	62,000
Repayments of notes payable, related parties	(357,000)	-
Proceeds from notes payable	1,728,500	262,500
Repayments of notes payable	(660,000)	-
Proceeds from sale of preferred and common stock	150,000	550,000
Net cash provided by financing activities	1,208,500	874,500

Effect of exchange rate changes on cash	(42,328)	172,920

Net increase in cash	80,904	(864)
Cash - beginning	726	11,016
Cash - ending	$81,630	$10,152

Supplemental disclosures:
Interest paid	$147,996	$40,693
Income taxes paid	$-	$-

Non-cash investing and financing transactions:
Dividends payable	$44,915	$43,808
Deposit on equipment settled with note payable	$-	$35,000
Value of debt discounts attributable to commitment shares to related parties	$9,839	$-
Value of debt discounts attributable to commitment shares	$153,639	$42,175
Value of debt discounts attributable to commitment warrants	$351,638	$-

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

OWP Ventures is a holding company formed in Delaware on March 27, 2018 to enter and support the cannabis industry, and on May 30, 2018, it acquired OWP SAS. OWP SAS is a licensed cannabis cultivation, production and distribution (export) company located in Popayán, Colombia (nearest major city is Cali). The Company had intended to be a producer of and/or source raw and processed cannabis and hemp plant ingredients for both medical and industrial uses across the globe. The Company received licenses to cultivate, produce and distribute the raw ingredients of the cannabis and hemp plant for medicinal, scientific and industrial purposes. Specifically, the Company was one of the few companies in Colombia to receive all four licenses, including seed use, cultivation of non-psychoactive cannabis, cultivation of psychoactive cannabis, and manufacturing allowing for extraction and export. Currently, the Company owns approximately 30 acres and has a covered greenhouse built specifically to cultivate high-grade cannabis and hemp. During the first quarter of 2022, the Company made payments of approximately $1,400,000 for a state-of-the-art distillation machine that cleared customs and is currently located in a warehouse near Bogota.

On December 22, 2023, OWP SAS, filed for protection under Colombian Law 1116 of 2006, which is the primary legislation governing business insolvency proceedings (restructuring and liquidation) (“Reorganization Proceedings”) in Colombia. The Reorganization Proceeds are similar to Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States, whereby the Company intended to restructure its debts and continue to operate, however, the Company amended its filing on October 1, 2024, to liquidate its assets.

In connection with the Reorganization Proceedings, OWP SAS paused production and sales of our cannabis operations in Colombia until the Court provided the Company with a plan of reorganization, at which time the Company intended to resume operations and satisfy its obligations in Colombia in accordance with the court’s plan, however, the Company now intends to have the Court liquidate its assets and pay its creditors out of the proceeds of the liquidation. As a result of these actions, OWP SAS has no revenue-producing operations. The Company’s primary operations during the fourth quarter of 2023, and to date in 2024, have consisted of activities associated with completing the Liquidation Proceedings, resolving substantial litigation, claims reconciliation, terminating operations and liquidating its assets, which primarily consist of the farm in Popayán and equipment.

ONE WORLD PRODUCTS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In accordance with ASC 810-10-15, the Company has deconsolidated its foreign subsidiaries to include the petitioning entity, OWP SAS, as well as the Company’s non-operating shell entities, Agrobase, S.A.S. and Hope Colombia, S.A.S., given the lack of independently identifiable operations. The deconsolidation resulted in a loss on deconsolidation of foreign subsidiaries in the amount of $242,631 and $1,564,823 for the nine months ended September 30, 2024 and the year ended December 31, 2023, respectively.

During March of 2024, the Company, through OWP Ventures, began to sell a CBD based product in the United States, called Pro-11. During the fourth quarter of 2024, the Company began to redesign the packaging and engaged a sales representative to focus greater resources on bringing this product to market.

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

During 2024, the Company has also been developing industrial hemp solutions for the automotive market. The Company intends to focus increased efforts on research and development in this area to help the automotive industry meet its goals of achieving carbon neutral manufacturing using renewable material solutions. In October of 2024, the Company, in collaboration with partners in the automotive industry, developed hemp-based molded containers for automotive part packaging applications and received an initial order for 1,400 units of these reusable totes, designed to move and protect automotive parts through the supply chain.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the following entities, all of which were under common control and ownership at September 30, 2024:

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

Cash in Excess of FDIC Insured Limits

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000, under current regulations. The Company did not have any cash in excess of FDIC insured limits at September 30, 2024, and has not experienced any losses in such accounts.

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

Note 2 –Going Concern

As shown in the accompanying condensed consolidated financial statements as of September 30, 2024, our balance of cash on hand was $81,630, and we had negative working capital of $3,154,500 and an accumulated deficit of $30,230,366. We are too early in our development stage to project future revenue levels, and may not be able to generate sufficient funds to sustain our operations for the next twelve months. Accordingly, we may need to raise additional cash to fund our operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

ONE WORLD PRODUCTS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 3 – Deconsolidation of Foreign Subsidiaries

On December 22, 2023, our wholly-owned subsidiary, One World Products, S.A.S., a Colombian Simplified Shares Company, filed for protection under Colombian Law 1116 of 2006, which is the primary legislation governing business insolvency proceedings (restructuring and liquidation) (“Reorganization Proceedings”) in Colombia. The Reorganization Procedures are similar to Chapter 11 of the Bankruptcy Code in the United States, whereby the Company would restructure its debts and continue to operate. The plan of reorganization and assessment of valid claims had not yet been determined, or approved by the court and creditors as of October 1, 2024, when the Company amended its filing to completely liquidate the assets of the Company. OWP SAS has currently identified approximately 23 creditors, consisting of approximately $1.2 million of financial obligations, collectively. In accordance with ASC 810-10-15, the Company had deconsolidated its foreign subsidiaries. Given the lack of independently identifiable operations, the Company has also deconsolidated its non-operating shell entities, Agrobase, S.A.S. and Hope Colombia, S.A.S (collectively, the “Foreign Subsidiaries”). The deconsolidation resulted in a loss on deconsolidation of foreign subsidiaries in the amount of $242,631 and $1,564,823 for the nine months ended September 30, 2024 and the year ended December 31, 2023, respectively. There were no income, losses or cash flows within the Foreign Subsidiaries between the date of petition on December 22, 2023 and December 31, 2023. A summary of the deconsolidated condensed combined balance sheets and statement of operations and comprehensive loss of the Foreign Subsidiaries is as follows:

FOREIGN SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2024	2023
Assets

Current assets:
Cash	$8,472	$1,660
Inventory	37,393	45,791
Other current assets	15,971	2,687
Total current assets	61,836	50,138

Other assets	207,928	226,542
Fixed assets, net	2,306,501	2,346,281

Total Assets	$2,576,265	$2,622,961

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$331,121	$392,403
Accrued expenses	481,277	482,587
Notes payable	168,099	183,148
Intercompany liabilities owed to OWP Ventures, Inc.	7,737,202	7,348,034
Total current liabilities	8,717,699	8,406,172

Stockholders’ Equity (Deficit):
Accumulated other comprehensive income	62,311	-
Accumulated (deficit)	(6,203,745)	(5,783,211)
Total Stockholders’ Equity (Deficit)	(6,141,434)	(5,783,211)

Total Liabilities and Stockholders’ Equity (Deficit)	$2,576,265	$2,622,961

ONE WORLD PRODUCTS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

FOREIGN SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2024	2024

Revenues	$-	$-
Cost of goods sold	-	-
Gross profit	-	-

Operating expenses:
General and administrative	67,115	208,062
Professional fees	12,121	44,250
Depreciation expense	13,260	39,780
Total operating expenses	92,496	292,092

Operating loss	(92,496)	(292,092)

Other income (expense):
Interest expense	(48,329)	(128,442)
Total other expense	(48,329)	(128,442)

Net loss	$(140,825)	$(420,534)
Other comprehensive loss:
Gain on foreign currency translation	$3,625	$62,311

Net loss	$(137,200)	$(358,223)

FOREIGN SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the Nine
Months Ended
September 30,
2024
Cash flows from operating activities
Net loss	$(420,534)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	39,780
Decrease (increase) in assets:
Inventory	8,398
Other current assets	(13,284)
Other assets	18,614
Increase (decrease) in liabilities:
Accounts payable	(61,282)
Accrued expenses	(16,359)
Accrued interest on intercompany loans	104,210
Net cash used in operating activities	(340,457)

Cash flows from financing activities
Proceeds received from intercompany loan	284,958
Net cash provided by financing activities	284,958

Effect of exchange rate changes on cash	62,311

Net increase (decrease) in cash	6,812
Cash - beginning	1,660
Cash - ending	$8,472

Supplemental disclosures:
Interest paid	$-
Income taxes paid	$-

Note 4 – Related Party Transactions

Series A Preferred Stock Sale to Director

On July 25, 2024, the Company received proceeds of $150,000 from the sale of 15,000 units, consisting of 15,000 shares of Series A Preferred Stock and five-year warrants to purchase 1,500,000 shares of common stock at an exercise price of $0.25 per share to Dr. Kenneth Perego, II, M.D., our Vice Chairman of the Board. The proceeds received were allocated between the Series A Preferred Stock and warrants on a relative fair value basis. The estimated value of the warrants using the Black-Scholes Pricing Model, based on a weighted average volatility rate of 152% and a weighted average call option value of $0.0272, was $40,873.

Related Party Debt Repayments

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

Common Stock Issued for Services, Related Parties

On September 25, 2024, the Company issued 600,000 shares of common stock to the Company’s Chief Financial Officer. The fair value of the shares was $15,000, based on the closing price of the Company’s common stock on the date of grant.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheet as of September 30, 2024 and December 31, 2023, respectively:

	Fair Value Measurements at September 30, 2024
	Level 1	Level 2	Level 3
Assets
Cash	$81,630	$-	$-
Total assets	81,630	-	-
Liabilities
Convertible notes payable, related party	-	-	-
Notes payable, related parties, net of $7,153 of debt discounts	-	2,090,120	-
Notes payable, net of $434,289 of debt discounts	-	1,397,532	-
Total liabilities	-	(3,487,652)	-
	$81,630	$(3,487,652)	$-

	Fair Value Measurements at December 31, 2023
	Level 1	Level 2	Level 3
Assets
Cash	$726	$-	$-
Total assets	726	-	-
Liabilities
Convertible notes payable, related party	-	750,000	-
Notes payable, related parties	-	1,146,500	-
Notes payable, net of $24,136 of debt discounts	-	310,864	-
Total liabilities	-	(2,207,364)	-
	$726	$(2,207,364)	$-

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the nine months ended September 30, 2024 or the year ended December 31, 2023.

ONE WORLD PRODUCTS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 – Inventory

Inventories are stated at the lower of cost or net realizable value. Cost is determined on a standard cost basis that approximates the first-in, first-out (FIFO) method. Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value. Our CBD products consist entirely of finished goods. Inventory was $16,633 and $-0- at September 30, 2024 and December 31, 2023, respectively.

Note 7 – Security Deposits

Security deposits consisted of refundable deposits on equipment purchases in the amount of $85,000 as of September 30, 2024 and December 31, 2023.

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

Note 9 – Accrued Expenses

Accrued expenses consisted of the following at September 30, 2024 and December 31, 2023, respectively:

	September 30,	December 31,
	2024	2023
Accrued compensation	$905,872	$665,417
Accrued interest	149,663	273,951
	$1,055,535	$939,368

ONE WORLD PRODUCTS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 10 – Convertible Note Payable, Related Party

Convertible note payable, related party consists of the following at September 30, 2024 and December 31, 2023, respectively:

	September 30,	December 31,
	2024	2023
On September 27, 2022, the Company completed the sale of a Convertible Promissory Note in the principal amount of $750,000 (the “Convertible McCabe Note”) to Dr. John McCabe, an affiliate investor. The unsecured note matured on September 16, 2024 (the “Maturity Date”), carried interest at a rate of 8% per annum, and the principal and interest were convertible into shares of the Company’s convertible Series B common stock at a conversion price of $15 per share. On March 15, 2024, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., exchanged the $750,000 of principal, and $90,740 of accrued interest, along with other debts and interest, for a promissory note with a maturity date of March 1, 2027, bearing interest at 7% per annum. As consideration for condensing these loans and extending the maturity dates, the Company awarded Mr. McCabe 9,017,000 shares of common stock. The aggregate fair value of the common stock was $595,122, based on the closing price of the Company’s common stock on the date of grant.	$-	$750,000

Total convertible note payable, related party	-	750,000
Less: current maturities	-	-
Convertible note payable, related party, long-term portion	$-	$750,000

The Company recorded interest expense pursuant to the stated interest rates on the convertible note, related party in the amount of $15,124 and $44,877 for the nine months ended September 30, 2024 and 2023, respectively.

Note 11 – Notes Payable, Related Parties

Notes payable, related parties, consists of the following at September 30, 2024 and December 31, 2023, respectively:

	September 30,	December 31,
	2024	2023

On March 19, 2024, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., received an advance of $50,000 from Joerg Sommer, our President, pursuant to an unsecured promissory note, maturing on March 1, 2027, that carries a 10% interest rate.	$50,000	$-

On March 15, 2024, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., issued an unsecured promissory note in the amount of $26,116 to Joerg Sommer, our President, maturing on March 1, 2027, that carries a 10% interest rate. The note was issued in exchange for the cancellation of another promissory note, consisting of $25,000 of principal and $1,116 of accrued interest.	26,116	-

On March 15, 2024, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., issued an unsecured promissory note in the amount of $1,803,398 to Dr. John McCabe, an affiliate investor, maturing on March 1, 2027, that carries a 7% interest rate. The note was issued in exchange for the cancellation of a $840,740 convertible note, consisting of $750,000 of principal and $90,740 of accrued interest., and other promissory notes in the aggregate amount of $962,658, consisting of a total of $850,000 of principal and $112,658 of accrued interest.	1,803,398	-

On March 15, 2024, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., issued an unsecured promissory note in the amount of $337,000 to Dr. Kenneth Perego, II, M.D., our Vice Chairman of the Board, maturing on March 1, 2027, that carries a 10% interest rate. The note was issued in exchange for the cancellation of promissory notes in the aggregate amount of $337,000, consisting entirely of principal. On July 26, 2024, the Company repaid $150,000 of principal.	187,000	-

ONE WORLD PRODUCTS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On March 15, 2024, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., issued an unsecured promissory note in the amount of $27,467 to Isiah L. Thomas, III, our Chairman of the Board and CEO, maturing on March 1, 2027, that carries a 10% interest rate. The note was issued in exchange for the cancellation of another promissory note, consisting of $24,500 of principal and $2,967 of accrued interest.	27,467	-

On March 12, 2024, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., received an advance of $100,000 from Dr. Kenneth Perego, II, M.D., our Vice Chairman of the Board, pursuant to an unsecured promissory note due on demand that carries a 10% interest rate. A total of $101,123, consisting of $100,000 of principal and $1,123 of interest, was repaid on April 22, 2024.	-	-

On March 1, 2024, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., received an advance of $100,000 from Dr. John McCabe, an affiliate investor, pursuant to an unsecured promissory note, maturing on March 1, 2025, that carried an 8% interest rate. The note was cancelled on March 15, 2024, in exchange for the note maturing on March 1, 2027, listed above.	-	-

On February 26, 2024, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., received an advance of $27,000 from Dr. Kenneth Perego, II, M.D., our Vice Chairman of the Board, pursuant to an unsecured promissory note due on demand that carries a 10% interest rate. A total of $27,414, consisting of $27,000 of principal and $414 of interest, was repaid on April 22, 2024.	-	-

On January 29, 2024, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., received an advance of $50,000 from Dr. John McCabe, an affiliate investor, pursuant to an unsecured promissory note, maturing on January 29, 2025, that carried an 8% interest rate. The note was cancelled on March 15, 2024, in exchange for the note maturing on March 1, 2027, listed above.	-	-

On January 11, 2024, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., received an advance of $10,000 from Dr. Kenneth Perego, II, M.D., our Vice Chairman of the Board, pursuant to an unsecured promissory note due on demand that carries a 10% interest rate. A total of $10,279, consisting of $10,000 of principal and $279 of interest, was repaid on April 22, 2024	-	-

On January 8, 2024, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., received an advance of $10,000 from Dr. Kenneth Perego, II, M.D., our Vice Chairman of the Board, pursuant to an unsecured promissory note due on demand that carries a 10% interest rate. A total of $10,288, consisting of $10,000 of principal and $288 of interest, was repaid on April 22, 2024	-	-

On November 28, 2023, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., received an advance of $60,000 from Dr. Kenneth Perego, II, M.D., our Vice Chairman of the Board, pursuant to an unsecured promissory note due on demand that carries a 10% interest rate. A total of $62,400, consisting of $60,000 of principal and $2,400 of interest, was repaid on April 22, 2024	-	60,000

On October 11, 2023, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., received an advance of $25,000 from the Company’s President, Joerg Sommer, pursuant to an unsecured promissory note due on demand that carries a 10% interest rate. The note was cancelled on March 15, 2024, in exchange for the note maturing on March 1, 2027, listed above.	-	25,000

ONE WORLD PRODUCTS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On September 11, 2023, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., received an advance of $52,000 from Dr. Kenneth Perego, II, M.D., our Vice Chairman of the Board, pursuant to an unsecured promissory note due on demand that carries a 10% interest rate. The note was cancelled on March 15, 2024, in exchange for the note maturing on March 1, 2027, listed above. A total of $2,650 of interest was repaid on April 22, 2024.	-	52,000

On August 31, 2023, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., received an advance of $4,000 from Dr. Kenneth Perego, II, M.D., our Vice Chairman of the Board, pursuant to an unsecured promissory note due on demand that carries a 6% interest rate. The note was cancelled on March 15, 2024, in exchange for the note maturing on March 1, 2027, listed above. A total of $130 of interest was repaid on April 22, 2024.	-	4,000

On August 14, 2023, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., received an advance of $6,000 from Dr. Kenneth Perego, II, M.D., our Vice Chairman of the Board, pursuant to an unsecured promissory note due on demand that carries a 6% interest rate. The note was cancelled on March 15, 2024, in exchange for the note maturing on March 1, 2027, listed above. A total of $211 of interest was repaid on April 22, 2024.	-	6,000

On August 5, 2022, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., received an advance of $50,000 from Dr. Kenneth Perego, II, M.D., our Vice Chairman of the Board, pursuant to an unsecured promissory note due on demand that carries a 6% interest rate. The note was cancelled on March 15, 2024, in exchange for the note maturing on March 1, 2027, listed above. A total of $4,833 of interest was repaid on April 22, 2024.	-	50,000

On August 2, 2022, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., received an advance of $4,500 from Isiah L. Thomas, III, our Chairman of the Board and CEO, pursuant to an unsecured promissory note due on demand that carries a 6% interest rate. The note was cancelled on March 15, 2024, in exchange for the note maturing on March 1, 2027, listed above.	-	4,500

On June 13, 2022, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., received an advance of $100,000 from Dr. John McCabe, an affiliate investor, pursuant to an unsecured promissory note, maturing on January 1, 2024, that carries an 8% interest rate. The note was cancelled on March 15, 2024, in exchange for the note maturing on March 1, 2027, listed above.	-	100,000

On July 7, 2022, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., received an advance of $5,000 from Dr. Kenneth Perego, II, M.D., our Vice Chairman of the Board pursuant to an unsecured promissory note due on demand that carries a 6% interest rate. The note was cancelled on March 15, 2024, in exchange for the note maturing on March 1, 2027, listed above. A total of $507 of interest was repaid on April 22, 2024.	-	5,000

On June 3, 2022, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., received an advance of $10,000 from Isiah L. Thomas, III, our Chairman of the Board and CEO, pursuant to an unsecured promissory note due on demand that carries a 6% interest rate. The note was cancelled on March 15, 2024, in exchange for the note maturing on March 1, 2027, listed above.	-	10,000

On May 5, 2022, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., received an advance of $10,000 from Isiah L. Thomas, III, our Chairman of the Board and CEO, pursuant to an unsecured promissory note due on demand that carries a 6% interest rate. The note was cancelled on March 15, 2024, in exchange for the note maturing on March 1, 2027, listed above.	-	10,000

ONE WORLD PRODUCTS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On May 5, 2022, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., received an advance of $20,000 from Dr. Kenneth Perego, II, M.D., our Vice Chairman of the Board, pursuant to an unsecured promissory note due on demand that carries a 6% interest rate. The note was cancelled on March 15, 2024, in exchange for the note maturing on March 1, 2027, listed above. A total of $2,236 of interest was repaid on April 22, 2024.	-	20,000

On March 1, 2022, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., received an advance of $400,000 from Dr. John McCabe, an affiliate investor, pursuant to an unsecured promissory note, maturing on January 1, 2024, that carries an 8% interest rate. The note was cancelled on March 15, 2024, in exchange for the note maturing on March 1, 2027, listed above.	-	400,000

On February 15, 2022, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., received an advance of $200,000 from Dr. John McCabe, an affiliate investor, pursuant to an unsecured promissory note, maturing on January 1, 2024, that carries an 8% interest rate. The note was cancelled on March 15, 2024, in exchange for the note maturing on March 1, 2027, listed above.	-	200,000

On December 29, 2021, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., received an advance of $200,000 from Dr. Kenneth Perego, II, M.D., our Vice Chairman of the Board, pursuant to an unsecured promissory note due January 1, 2024 that carries an 8% interest rate. The note was cancelled on March 15, 2024, in exchange for the note maturing on March 1, 2027, listed above. A total of $35,375 of interest was repaid on April 22, 2024.	-	200,000

Total notes payable, related parties	2,093,981	1,146,500
Less: unamortized debt discounts	3,861	-
Notes payable, related parties, net of discounts	2,090,120	1,146,500
Less: current maturities	-	1,146,500
Notes payable, related parties, long-term portion	$2,090,120	$-

The Company recorded interest expense pursuant to the stated interest rates on the notes payable, related parties, in the amount of $118,599 and $58,804 for the nine months ended September 30, 2024 and 2023, respectively, including $5,978 on the amortization of debt discounts for the nine months ended September 30, 2024.

ONE WORLD PRODUCTS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 12 – Notes Payable

September 30,	December 31,
2024	2023

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

ONE WORLD PRODUCTS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

	-	300,000

Total notes payable	1,635,000	335,000
Less: unamortized debt discounts	237,468	24,136
Notes payable, net of discounts	1,397,532	310,864
Less: current maturities	1,397,532	310,864
Notes payable, long-term portion	$-	$-

ONE WORLD PRODUCTS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company recognized aggregate debt discounts on the notes payable to for the nine months ended September 30, 2024, as follows:

	September 30,	December 31,
	2024	2023

Fair value of commitment shares of common stock	$163,477	$42,175
Fair value of pre-funded warrants	351,638	-
Original issue discounts	188,000	24,000
Legal and brokerage fees	43,500	13,500
Total debt discounts	746,615	79,675
Amortization of debt discounts	505,286	26,233
Unamortized debt discounts	$241,329	$53,442

The aggregate debt discounts of $736,776 and $79,675, from the Sanguine, SDT and AJB Notes, respectively, are being amortized over the life of the loans using the straight-line method, which approximates the effective interest method. The Company recorded finance expense in the amount of $523,444 and $26,233 on the amortization of these discounts for the nine months ended September 30, 2024 and 2023, respectively.

The convertible note limits the maximum number of shares that can be owned by the note holder as a result of the conversions to common stock to 4.99% of the Company’s issued and outstanding shares.

The Company recorded interest expense pursuant to the stated interest rates on the notes payable in the amount of $103,446 and $47,255 for the nine months ended September 30, 2024 and 2023, respectively.

The Company recognized interest expense for the nine months ended September 30, 2024 and 2023, as follows:

	September 30,	September 30,
	2024	2023

Interest on convertible notes, related party	$15,123	$44,877
Interest on notes payable, related parties	112,621	58,804
Interest on notes payable	103,446	47,255
Amended warrants	51,008	-
Amortization of debt discounts, related parties	5,978	-
Amortization of debt discounts, common stock	134,049	12,684
Amortization of debt discounts, warrants	209,703	-
Amortization of debt discounts	179,692	13,549
Total interest expense	$811,620	$177,169

Note 13 – Convertible Preferred Stock

Preferred Stock

The Company has 10,000,000 authorized shares of $0.001 par value “blank check” preferred stock, of which 500,000 shares have been designated Series A Preferred Stock and 600,000 shares have been designated Series B Preferred Stock, as amended on August 2, 2022. The shares of Series A Preferred Stock and Series B Preferred Stock are each currently convertible into one hundred (100) shares of the Company’s common stock. The Series A Preferred Stock accrues dividends at the rate of 6% per annum, payable in cash as and when declared by the Board or upon a liquidation. The shares of Series B Preferred Stock are not entitled to dividends, other than the right to participate in dividends payable to holders of common stock on an as-converted basis. As of September 30, 2024, there were 114,733 and 238,501 shares of Series A Preferred Stock and Series B Preferred Stock, respectively, issued and outstanding. The Series A and B Preferred Stock are presented as mezzanine equity on the balance sheet due because they carry a stated value of $10 and $15 per share, respectively, and a deemed liquidation clause, which entitles the holders thereof to receive proceeds thereof in an amount equal to the stated value per share, plus any accrued and unpaid dividends, before any payment may be made to holders of common stock. Each share of Preferred Stock carries a number of votes equal to the number of shares of common stock into which such Preferred Stock may then be converted. The Preferred Stock generally will vote together with the common stock and not as a separate class.

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

Series A Preferred Stock Sale to Director

On July 25, 2024, the Company received proceeds of $150,000 from the sale of 15,000 units, consisting of 15,000 shares of Series A Preferred Stock and five-year warrants to purchase 1,500,000 shares of common stock at an exercise price of $0.25 per share to Dr. Kenneth Perego, II, M.D., our Vice Chairman of the Board. The proceeds received were allocated between the Series A Preferred Stock and warrants on a relative fair value basis. The estimated value of the warrants using the Black-Scholes Pricing Model, based on a weighted average volatility rate of 152% and a weighted average call option value of $0.0272, was $40,873.

Cancellation of Series A Preferred Stock Subscriptions Payable

On July 3, 2024, a consultant agreed to forfeit 4,500 shares of Series A Preferred Stock, with a fair value of $45,000, that was previously awarded, but hadn’t yet been issued.

Preferred Stock Dividends

The Series A Preferred Stock accrues dividends at the rate of 6% per annum, payable in cash as and when declared by the Board or upon a liquidation. The Company recognized $44,915 and $43,808 for the nine months ended September 30, 2024 and 2023, respectively. A total of $241,649 of dividends had accrued as of September 30, 2024.

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

Debt Holder	Commitment Shares or Warrants	Commitment Amounts

SDT Equities Note	8,666,667 warrants to purchase shares of the Company’s common stock *	$520,000
Fourth AJB Note	2,000,000 shares of the Company’s common stock	$120,000
Third AJB Note	1,666,667 shares of the Company’s common stock	$100,000

*	If, as of the date of the delivery by Holder of the Sale Reconciliation Notice, the Holder has not realized net proceeds from the sale of such Warrant Shares equal to at least the $520,000 Make-Whole Amount then the Company shall, within five (5) business days, either pay in cash the applicable shortfall amount or immediately take all action necessary or required in order to cause the issuance of additional pre-funded warrants for the purchase of Common Stock to the Holder such that, assuming the Holder is able to sell such shares of Common Stock issuable pursuant to such additional pre-funded warrants at a price per share equal to the ten-day VWAP of the Common Stock as of the date of such issuance, the Holder would receive aggregate proceeds for the sale of Warrant Shares at least equal to the Make-Whole Amount.

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

ONE WORLD PRODUCTS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Note 15 – Changes in Stockholders’ Equity

Common Stock

The Company is authorized to issue an aggregate of 1,000,000,000 shares of common stock with a par value of $0.001, as amended on October 15, 2024. As of September 30, 2024, there were 105,890,570 shares of common stock issued and outstanding.

Common Stock Issued in Escrow Pursuant to Default Provisions of Debt Financing

On March 4, 2024, the Company issued 10,394,610 shares of common stock in escrow pursuant to default provisions on deft financing received from the Sanguine Group. The shares were cancelled pursuant to the subsequent debt repayment on April 22, 2024.

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

Common Stock Issued for Services, Related Parties

On September 25, 2024, the Company issued 600,000 shares of common stock to the Company’s Chief Financial Officer. The fair value of the shares was $15,000, based on the closing price of the Company’s common stock on the date of grant.

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

Common Stock Issued for Services

On September 30, 2024, the Company issued 278,811 shares of common stock to ClearThink Capital Partners, LLC, for services provided for the period ending September 30, 2024. The fair value of the common stock was $8,671, based on the closing price of the Company’s common stock on the date of grant.

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

Amortization of Stock-Based Compensation

A total of $11,597 and $121,052 of stock-based compensation expense was recognized from the amortization of options to purchase common stock over their vesting period during the nine months ended September 30, 2024 and 2023, respectively.

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

Outstanding Options

Options to purchase an aggregate total of 10,892,000 shares of common stock at a weighted average strike price of $0.14, exercisable over a weighted average life of 6.49 years were outstanding as of September 30, 2024.

The Company recognized a total of $11,597 and $121,052 of compensation expense during the nine months ended September 30, 2024 and 2023, respectively, related to common stock options issued in the prior year to officers, directors, and employees that are being amortized over the implied service term, or vesting period, of the options. The remaining unamortized balance of these options is $17,941 as of September 30, 2024.

Note 17 – Warrants

Outstanding Warrants

Warrants to purchase an aggregate total of 24,178,317 shares of common stock at a weighted average strike price of $0.18, exercisable over a weighted average life of 5.1 years were outstanding as of September 30, 2024.

Amendment of Warrants

On September 17, 2024, the Board approved the extension of warrants previously awarded to AJB Capital Investments LLC as part of debt financing that originated on September 24, 2021, whereby the Company’s originally issued warrants consisting of, (i) a three-year warrant to purchase 1,500,000 shares of the Company’s common stock at an initial exercise price of $0.25 per share, and (ii) a three-year warrant to purchase 2,000,000 shares of the Company’s common stock at an initial exercise price of $0.50 per share, were extended for an additional three-year term. All other terms of the warrants were unchanged. The estimated value of the warrants using the Black-Scholes Pricing Model, based on a weighted average volatility rate of 168% and a weighted average call option value of $0.0147, was $51,008 of additional interest expense.

Series A Preferred Stock Sale to Director

On July 25, 2024, the Company received proceeds of $150,000 from the sale of 15,000 units, consisting of 15,000 shares of Series A Preferred Stock and five-year warrants to purchase 1,500,000 shares of common stock at an exercise price of $0.25 per share to Dr. Kenneth Perego, II, M.D., our Vice Chairman of the Board. The proceeds received were allocated between the Series A Preferred Stock and warrants on a relative fair value basis. The estimated value of the warrants using the Black-Scholes Pricing Model, based on a weighted average volatility rate of 152% and a weighted average call option value of $0.0272, was $40,873.

Warrants Issued for Debt Financing

On April 19, 2024, the Company completed the sale of a (i) Promissory Note in the principal amount of $1,300,000 on the SDT Equities LLC Note, and (ii) a pre-funded warrant to purchase 8,666,667 shares of the Company’s common stock at an exercise price of $0.00001 per share, for an aggregate purchase price of $1,175,500, pursuant to a Securities Purchase Agreement between the Company and SDT Equities LLC. The proceeds received were allocated between the debt and warrants on a relative fair value basis. The Warrant includes a make-whole provision, whereby, if SDT is unable to sell the Warrant Shares (as defined in the Warrant) for net proceeds equal to at least $520,000 (the “Make-Whole Amount”) within a certain timeframe, then the Company shall either (i) pay SDT in cash the difference between the Make-Whole Amount and the net proceeds that SDT actually received from the sale of the Warrant Shares or (ii) cause the issuance of additional pre-funded warrants to SDT for shares of common stock the sale of which would ultimately satisfy the Make-Whole Amount. The aggregate estimated value of the warrants using the Black-Scholes Pricing Model, based on a weighted average volatility rate of 146% and a weighted average call option value of $0.0640, was $554,862. The relative fair value of the warrants was $351,638, which is being amortized over the life of the loan as a debt discount, resulting in $209,704 of finance expense during the nine months ended September 30, 2024. As of September 30, 2024, a total of $141,935 of unamortized expenses are expected to be expensed over the remaining life of the loan.

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

For the nine months ended September 30, 2024, and the year ended December 31, 2023, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At September 30, 2024, the Company had approximately $11,388,000 of federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2025.

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at September 30, 2024 and December 31, 2023, respectively.

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

Note 19 – Subsequent Events

The Company evaluates events that have occurred after the balance sheet date through the date these financial statements were issued, noting no reportable event, except as follows:

Liquidation Proceeding

Effective October 1, 2024, the Company’s Colombian subsidiary, One World Pharma S.A.S. (“OWP Colombia”), entered into a liquidation proceeding pursuant to Colombian Law 1116 of 2006, under which the creditors of a company can request “judicial liquidation” of such company. The proceeding is expected to last approximately one year. The proceeding was submitted to the Superintendent of Corporations of Colombia as a substitute to the reorganization proceedings previously filed on December 22, 2023.

The operations of OWP Colombia have previously been deconsolidated. As such, we do not expect the judicial liquidation to have a significant impact to the Company’s financial statements.

Increase in Authorized Common Stock

On October 15, 2024, the holders of a majority of the voting power of the Company approved an increase in the number of authorized shares of common stock to 1 billion shares.

Designation of Series C Special Preferred Stock

On October 10, 2024, the Company filed with the State of Nevada a Certificate of Designation (the “Certificate of Designation”), which established a Series C Special Preferred Stock. There follows a summary of the rights, preferences, powers, restrictions and limitations of the Series C Special Preferred Stock:

Section 1. Designation, Amount and Par Value. The series of Preferred Stock shall be designated as Series C Special Preferred Stock (the “Series C Special Preferred Stock”) and the number of shares so designated shall be One Hundred (100). Each share of the Series C Special Preferred Stock shall have a par value of $0.001.

Section 2. Fractional Shares. The Series C Special Preferred Stock may not be issued in fractional shares.

Section 3. Voting Rights. The holders of the Series C Special Preferred Stock shall, as a class, have rights in all matters requiring shareholder approval to a number of votes equal to two (2) times the sum of:

ONE WORLD PRODUCTS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(a) The total number of shares of common stock which are issued and outstanding at the time of any election or vote by the shareholders; plus

(b) The number of votes allocated to shares of Preferred Stock issued and outstanding of any other class that shall have voting rights.

Section 4. Dividends. The Series C Special Preferred Stock shall not be entitled to any dividends.

Section 5. Liquidation. Upon any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the holders of Series C Special Preferred Stock shall not be entitled to any payment.

Section 6. Conversion. The Series C Special Preferred Stock shall have no rights of conversion.

Section 7. Protection Provisions. So long as any shares of Series C Special Preferred Stock are outstanding, the Company shall not, without first obtaining the unanimous written consent of the holders of Series C Special Preferred Stock, alter or change the rights, preferences or privileges of the Series C Special Preferred Stock so as to affect adversely the holders of Series C Special Preferred Stock.

Section 8. Waiver. Any of the rights, powers or preferences of the holders of the Series C Special Preferred Stock may be waived by the affirmative consent or vote of the holders of at least a majority of the shares of Series C Special Preferred Stock then outstanding.

Section 9. No Other Rights or Privileges. Except as specifically set forth herein, the holder(s) of the shares of Series C Special Preferred Stock shall have no other rights, privileges or preferences with respect to the Series C Special Preferred Stock.

Issuance of Series C Special Preferred Stock

Effective November 8, 2024, the Company entered into an Exchange Agreement (the “Thomas Agreement”) with Isiah L. Thomas, III, the Company’s Chairman and Chief Executive Officer, pursuant to which the Company issued 100 shares of Series C Special Preferred Stock in consideration of Mr. Thomas’ forgiveness of $486,512 of accrued salary owed to him, based on the fair value of the Series C Special Preferred Stock, as obtained via an independent valuation. The consummation of the Thomas Agreement resulted in Mr. Thomas acquiring voting control of the Company.

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

Due to challenging economic conditions and under prior management, OWP SAS experienced significant operational and managerial challenges in 2022 and 2023, resulting its accumulation of financial obligations of approximately $1.2 million, which are substantially past due. Without adequate resources and in an effort to forestall the imposition of interest, late charges, fines and any court-mandated order(s) to cease operations, OWP SAS filed for protection under Colombian Law 1116 of 2006, which is the primary legislation governing business insolvency proceedings (restructuring and liquidation) (“Reorganization Proceedings”) in Colombia on December 22, 2023.On October 1, 2024, the Company amended its filing with the Court to change from a Reorganization Proceeding to a liquidation of its assets, primarily consisting of the farm in Popayán and equipment. The Company has deconsolidated its foreign subsidiaries to include the petitioning entity, OWP SAS, as well as the Company’s non-operating shell entities, Agrobase, S.A.S. and Hope Colombia, S.A.S., given the lack of independently identifiable operations. The deconsolidation resulted in a loss on deconsolidation of foreign subsidiaries in the amount of $242,631 and $1,564,823 for the nine months ended September 30, 2024 and the year ended December 31, 2023, respectively.

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

During 2024, the Company has also been developing industrial hemp solutions for the automotive market. The Company intends to focus increased efforts on research and development in this area to help the automotive industry meet its goals of achieving carbon neutral manufacturing using renewable material solutions. In October of 2024, the Company, in collaboration with partners in the automotive industry, developed hemp-based molded containers for automotive part packaging applications and received an initial order for 1,400 units of these reusable totes, designed to move and protect automotive parts through the supply chain.

Results of Operations for the Three Months Ended September 30, 2024 and 2023:

The following table summarizes selected items from the statement of operations for the three months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Increase /
	2024	2023	(Decrease)
Revenues	$1,517	$5,906	$(4,389)
Cost of goods sold	310	767	(457)
Gross profit	1,207	5,139	(3,932)

Operating expenses:
General and administrative	203,242	142,464	60,778
Professional fees	169,596	236,139	(66,543)
Depreciation expense	-	9,274	(9,274)
Total operating expenses:	372,838	387,877	(15,039)

Operating loss	(371,631)	(382,738)	(11,107)

Total other expense	(362,968)	(67,568)	295,400

Net loss	$(734,599)	$(450,306)	$284,293

Revenues

Revenues during the three months ended September 30, 2024 were $1,517, compared to $5,906 during the three months ended September 30, 2023, a decrease of $4,389, or 74%. Revenues during the current period were generated by sales of our CBD product, while revenues from the comparative period were attributable to sales of cannabis seeds by OWP SAS.

Cost of Goods Sold

Cost of goods sold for the three months ended September 30, 2024 were $310, compared to $767 for the three months ended September 30, 2023, a decrease of $457, or 60%. Cost of goods sold for our CBD product consists primarily of finished goods sold, while costs of goods related to our cannabis seeds in the prior period consisted primarily of labor, agricultural raw materials, depreciation and overhead. Costs of goods sold decreased as we transitioned to the sale of CBD products and sales decreased. Our profit margin during the three months ended September 30, 2024 was 80%, compared to 87% for the three months ended September 30, 2023.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2024 were $203,242, compared to $142,464 during the three months ended September 30, 2023, an increase of $60,778, or 43%. The expenses for the current period consisted primarily of compensation expenses, office rent, and travel costs. General and administrative expenses increased primarily due to increased salaries and wages in the current period, and lease expenses in Colombia incurred in the prior period that weren’t recognized in the current period, as we transitioned to new management and shifted our focus to operations within the United States. General and administrative expenses included non-cash, stock-based compensation of $26,250 and $29,347 during the three months ended September 30, 2024 and 2023, respectively.

Professional Fees

Professional fees for the three months ended September 30, 2024 were $169,596, compared to $236,139 during the three months ended September 30, 2023, a decrease of $66,543, or 28%. Professional fees included non-cash, stock-based compensation of $21,564 and $147,367 during the three months ended September 30, 2024 and 2023, respectively. Professional fees increased primarily due to increased stock-based compensation issued to consultants during the current period.

Depreciation Expense

Depreciation expense for the three months ended September 30, 2024 was $-0-, compared to $9,274 during the three months ended September 30, 2023, a decrease of $9,274. Depreciation expense decreased due to the deconsolidation of OWP SAS at December 22, 2023.

Other Income (Expense)

Other expenses, on a net basis, for the three months ended September 30, 2024 were $362,968, compared to other expenses, on a net basis, for the three months ended September 30, 2023 of $67,568, an increase in net expenses of $295,400, or 437%. Other expenses consisted of a $22,359 loss on deconsolidation of foreign subsidiaries and $340,609 of interest expense, including $147,756 of stock-based finance costs on the amortization of debt discounts for the three months ended September 30, 2024, compared to $67,571 of interest expense, including $12,684 of stock-based finance costs on the amortization of debt discounts, as partially offset by $3 of interest income for the three months ended September 30, 2023.

Net Loss

Net loss for the three months ended September 30, 2024 was $734,599, or $0.01 per share, compared to $450,306, or $0.01 per share, during the three months ended September 30, 2023, an increase of $284,293, or 63%. The net loss increased primarily due to increased interest expense on debt financing.

Results of Operations for the Nine Months Ended September 30, 2024 and 2023:

The following table summarizes selected items from the statement of operations for the nine months ended September 30, 2024 and 2023.

	Nine Months Ended September 30,		Increase /
	2024	2023	(Decrease)
Revenues	$3,053	$8,082	$(5,029)
Cost of goods sold	588	1,866	(1,278)
Gross profit	2,465	6,216	(3,751)

Operating expenses:
General and administrative	552,874	907,595	(354,721)
Professional fees	971,934	413,651	558,283
Depreciation expense	-	25,578	(25,578)
Total operating expenses:	1,524,808	1,346,824	177,984

Operating loss	(1,522,343)	(1,340,608)	181,735

Total other expense	(1,778,337)	(172,766)	1,605,571

Net loss	$(3,300,680)	$(1,513,374)	$1,787,306

Revenues

Revenues during the nine months ended September 30, 2024 were $3,053, compared to $8,082 during the nine months ended September 30, 2023, a decrease of $5,029, or 62%. Revenues during the current period were generated by sales of our CBD product, while revenues from the comparative period were attributable to sales of cannabis seeds by OWP SAS.

Cost of Goods Sold

Cost of goods sold for the nine months ended September 30, 2024 were $588, compared to $1,866 for the nine months ended September 30, 2023, a decrease of $1,278, or 68%. Cost of goods sold for our CBD product consists primarily of finished goods sold, while costs of goods related to our cannabis seeds in the prior period consisted primarily of labor, agricultural raw materials, depreciation and overhead. Costs of goods sold decreased as we transitioned to the sale of CBD products and sales decreased. Our profit margin during the nine months ended September 30, 2024 was 81%, compared to 77% for the nine months ended September 30, 2023.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2024 were $552,874, compared to $907,595 during the nine months ended September 30, 2023, a decrease of $354,721, or 39%. The expenses for the current period consisted primarily of compensation expenses, office rent, and travel costs. General and administrative expenses decreased primarily due to decreased salaries and wages and lease expenses in Colombia over the comparative period, as we transitioned to new management and shifted our focus to operations within the United States. General and administrative expenses included non-cash, stock-based compensation of $59,250 and $177,891 during the nine months ended September 30, 2024 and 2023, respectively.

Professional Fees

Professional fees for the nine months ended September 30, 2024 were $971,934, compared to $413,651 during the nine months ended September 30, 2023, an increase of $558,283, or 135%. Professional fees included non-cash, stock-based compensation of $577,072 and $207,011 during the nine months ended September 30, 2024 and 2023, respectively. Professional fees increased primarily due to increased stock-based compensation issued to consultants during the current period.

Depreciation Expense

Depreciation expense for the nine months ended September 30, 2024 was $-0-, compared to $25,578 during the nine months ended September 30, 2023, a decrease of $25,578. Depreciation expense decreased due to the deconsolidation of OWP SAS at December 22, 2023.

Other Income (Expense)

Other expenses, on a net basis, for the nine months ended September 30, 2024 were $1,778,337, compared to other expenses, on a net basis, of $172,766 during the nine months ended September 30, 2023, an increase in net expenses of $1,605,571, or 929%. Other expenses consisted of an early extinguishment of debt in the amount of $724,086 related to common stock issued to related parties as commitment shares on debt modifications, a $242,631 loss on deconsolidation of foreign subsidiaries, and $811,620 of interest expense, including $349,731 of stock-based finance costs on the amortization of debt discounts for the nine months ended September 30, 2024, compared to $177,169 of interest expense, including $12,684 of stock-based finance costs on the amortization of debt discounts, as partially offset by a gain on early extinguishment of debt of $4,397 on the termination of long term leases and $6 of interest income for the nine months ended September 30, 2023.

Net Loss

Net loss for the nine months ended September 30, 2024 was $3,300,680, or $0.03 per share, compared to $1,513,374, or $0.02 per share, during the nine months ended September 30, 2023, an increase of $1,787,306, or 118%. The net loss increased primarily due to stock-based compensation, the fair value of common stock issued to related parties as commitment shares on debt modifications and interest expense.

Liquidity and Capital Resources

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, financing activities and effect of exchange rate changes on cash for the nine months ended September 30, 2024 and 2023:

	2024	2023
Operating Activities	$(1,010,268)	$(1,043,238)
Investing Activities	(75,000)	(5,046)
Financing Activities	1,208,500	874,500
Effect of Exchange Rate Changes on Cash	(42,328)	172,920
Net Increase (Decrease) in Cash	$80,904	$(864)

Net Cash Used in Operating Activities

During the nine months ended September 30, 2024, net cash used in operating activities was $1,010,268, compared to net cash used in operating activities of $1,043,238 for the nine months ended September 30, 2023. The cash used in operating activities was primarily attributable to our net loss.

Net Cash Used in Investing Activities

During the nine months ended September 30, 2024, net cash used in investing activities was $75,000, compared to net cash used in investing activities of $5,046 for the nine months ended September 30, 2023. The cash used in investing activities during the current period was for the $75,000 purchase of a subsidiary in Colombia, compared to the prior period, which consisted entirely of purchases of fixed assets.

Net Cash Provided by Financing Activities

During the nine months ended September 30, 2024, net cash provided by financing activities was $1,208,500, compared to net cash provided by financing activities of $874,500 for the nine months ended September 30, 2023. The current period consisted of $150,000 of proceeds received on the sale of preferred stock and $2,075,500 of proceeds received on debt financing, as partially offset by $1,017,000 of debt repayments, compared to $250,000 of proceeds received on the sale of preferred stock, $300,000 from the sale of common stock, $262,500 of proceeds received on debt financing and $62,000 of proceeds received on debt financing received by related parties during the nine months ended September 30, 2023.

Ability to Continue as a Going Concern

As of September 30, 2024, our balance of cash on hand was $81,630, and we had negative working capital of $3,154,500 and an accumulated deficit of $30,230,366. We are too early in our development stage to project future revenue levels, and may not be able to generate sufficient funds to sustain our operations for the next twelve months. Accordingly, we will need to raise additional cash to fund our operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective as of September 30, 2024.

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

The following issuances of equity securities by the Company during the three-month period ended September 30, 2024 were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder:

Common Stock Issued for Services

On September 25, 2024, the Company issued 250,000 shares of common stock, restricted in accordance with Rule 144, to the Company’s Chief Financial Officer for services provided.

On September 30, 2024, the Company issued 278,811 shares of common stock, restricted in accordance with Rule 144, to ClearThink Capital Partners, LLC, for services provided.

On August 7, 2024, the Company issued 231,840 shares of common stock, restricted in accordance with Rule 144, to ClearThink Capital Partners, LLC, for services provided.

On July 1, 2024, the Company issued 250,000 shares of common stock, restricted in accordance with Rule 144, to the Company’s Chief Financial Officer as a signing bonus.

On July 1, 2024, the Company issued 200,000 shares of common stock, restricted in accordance with Rule 144, to a consultant for services provided.

Issuance of Series C Special Preferred Stock

Subsequent to September 30, 2024, effective November 8, 2024, the Company issued 100 shares of its Series C Special Preferred Stock in exchange for $486,512 of accrued salary of its Chief Executive Officer.

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

Bankruptcy

Effective October 1, 2024, the Company’s Colombian subsidiary, One World Pharma S.A.S. (“OWP Colombia”), entered into a liquidation proceeding pursuant to Colombian Law 1116 of 2006, under which the creditors of a company can request “judicial liquidation” of such company. The proceeding is expected to last approximately one year. The proceeding was submitted to the Superintendent of Corporations of Colombia as a substitute to the reorganization proceedings previously filed on December 22, 2023.

The operations of OWP Colombia have previously been deconsolidated. As such, we do not expect the judicial liquidation to have a significant impact to the Company’s financial statements.

Amendment to Articles of Incorporation – Certificate of Designation of Series C Special Preferred Stock

On October 10, 2024, the Company filed with the State of Nevada a Certificate of Designation (the “Certificate of Designation”), which established a Series C Special Preferred Stock. There follows a summary of the rights, preferences, powers, restrictions and limitations of the Series C Special Preferred Stock:

Section 1. Designation, Amount and Par Value. The series of Preferred Stock shall be designated as Series C Special Preferred Stock (the “Series C Special Preferred Stock”) and the number of shares so designated shall be One Hundred (100). Each share of the Series C Special Preferred Stock shall have a par value of $0.001.

Section 2. Fractional Shares. The Series C Special Preferred Stock may not be issued in fractional shares.

Section 3. Voting Rights. The holders of the Series C Special Preferred Stock shall, as a class, have rights in all matters requiring shareholder approval to a number of votes equal to two (2) times the sum of:

(a) The total number of shares of common stock which are issued and outstanding at the time of any election or vote by the shareholders; plus

(b) The number of votes allocated to shares of Preferred Stock issued and outstanding of any other class that shall have voting rights.

Section 4. Dividends. The Series C Special Preferred Stock shall not be entitled to any dividends.

Section 5. Liquidation. Upon any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the holders of Series C Special Preferred Stock shall not be entitled to any payment.

Section 6. Conversion. The Series C Special Preferred Stock shall have no rights of conversion.

Section 7. Protection Provisions. So long as any shares of Series C Special Preferred Stock are outstanding, the Company shall not, without first obtaining the unanimous written consent of the holders of Series C Special Preferred Stock, alter or change the rights, preferences or privileges of the Series C Special Preferred Stock so as to affect adversely the holders of Series C Special Preferred Stock.

Section 8. Waiver. Any of the rights, powers or preferences of the holders of the Series C Special Preferred Stock may be waived by the affirmative consent or vote of the holders of at least a majority of the shares of Series C Special Preferred Stock then outstanding.

Section 9. No Other Rights or Privileges. Except as specifically set forth herein, the holder(s) of the shares of Series C Special Preferred Stock shall have no other rights, privileges or preferences with respect to the Series C Special Preferred Stock.

Exchange Agreement

Effective November 8, 2024, the Company entered into an exchange agreement (the “Thomas Agreement”) with Isiah L. Thomas, III, the Company’s Chairman and Chief Executive Officer, pursuant to which the Company issued 100 shares of Series C Special Preferred Stock in consideration of Mr. Thomas’ forgiveness of $486,512 of accrued salary owed to him. The consummation of the Thomas Agreement resulted in Mr. Thomas acquiring voting control of the Company.

Submission of Matters to a Vote of Security Holders

On October 15, 2024, the holders of a majority of the voting power of the Company approved an increase in the number of authorized shares of common stock to 1 billion shares.

Change in Control

Effective November 8, 2024, there occurred a change in control of the Company. On such date, pursuant to the Thomas Agreement, the Company’s Chairman and Chief Executive Officer, Isiah L. Thomas, III, acquired all of the outstanding shares of the Company’s Series C Special Preferred Stock, which securities provide Mr. Thomas voting control of the Company. The consideration paid by Mr. Thomas for the shares of Series C Special Preferred Stock was Mr. Thomas’ forgiveness of $486,512 in accrued salary owed to him. As a class, the Series C Special Preferred Stock possesses 66.67% voting power of the Company.

No changes in Company management were made in connection with the Thomas Agreement.

ITEM 6.	Exhibits

Exhibit	Description
2.1	Agreement and Plan of Merger dated February 21, 2019, among the Company, OWP Merger Subsidiary Inc. and OWP Ventures, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2019)
3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 24, 2014)
3.2	Certificate of Amendment to Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 8, 2019)
3.3	Certificate of Amendment to Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2020)
3.4	Certificate of Designation of Series A Preferred Stock of the Company dated June 1, 2020 (incorporated by reference to Exhibit 3.4 of the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 26, 2020)
3.5	Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 24, 2014)
3.6	Certificate of Designation of Series B Preferred Stock of the Company dated February 2, 2021 (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 8, 2021)
3.7*	Certificate of Designation of Series C Special Preferred Stock
4.1	Promissory Note of the Company in the Principal Amount of $300,000 issued to AJB Capital Investments LLC, dated June 23, 2023 (incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 5, 2023)
10.1+	2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2020)
10.2+	Form of Stock Option Grant Notice for grants under the 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2020)
10.3+	Form of Option Agreement for grants under the 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2020)
10.4+	Letter Agreement between the Company and Isiah L. Thomas, III, dated June 3, 2020 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 9, 2020)
10.5	Securities Purchase Agreement, dated as of June 23, 2023, between the Company and AJB Capital Investments LLC (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 5, 2023)
10.6	Securities Purchase Agreement, dated as of February 7, 2021, between the Company and ISIAH International LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 8, 2021)
10.7	Registration Rights Agreement, dated June 23, 2023, between the Company and AJB Capital Investments LLC (incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 5, 2023)
10.8	Commercial Lease Agreement dated November 26, 2021, between R&B Inversiones S.A.S. and One World Pharma S.A.S. (incorporated by reference to Exhibit 10.10 of the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 16, 2022)
10.9	Purchase Agreement, dated September 1, 2022, between the Company and Tysadco Partners, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 7, 2022)
10.10	Securities Purchase Agreement, dated September 1, 2022, between the Company and Tysadco Partners, LLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 7, 2022)
10.11	Registration Rights Agreement, dated September 1, 2022, between the Company and Tysadco Partners, LLC (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 7, 2022)
10.12	Convertible Promissory Note Purchase Agreement, dated September 16, 2022, between the Company and Dr. John McCabe (incorporated by reference to Exhibit 10.15 of the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission by One World Products, Inc. on November 14, 2022)

10.13	Convertible Note, dated September 16, 2022, between One World Products, Inc. and Dr. John McCabe (incorporated by reference to Exhibit 10.16 of the Form 10-Q filed with the Securities and Exchange Commission by on November 14, 2022)
10.14+	Offer Letter dated April 25, 2023 by and between the Company and Jeorg Sommer (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 2023)
10.15+	Employment, Confidentiality and Proprietary Rights Agreement, dated July 1, 2024, between the Company and Todd Peterson (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 5, 2024)
10.16*	Exchange Agreement, dated November 8, between the Company and Isiah L. Thomas, III
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
32.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Schema Document
101.CAL*	Inline XBRL Calculation Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document
101.LAB*	Inline XBRL Labels Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

+ Compensatory plan or agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2024

One World Products, Inc.

/s/ Isiah L. Thomas III
Isiah L. Thomas III
Chief Executive Officer
(Principal Executive Officer)

/s/ Todd Peterson
Todd Peterson
Chief Financial Officer
(Principal Financial Officer)

