Form 10-K
period 2024-12-31
One World Products, Inc.
filed 2025-06-03
CIK 1622244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant based upon the closing price of $0.0538 per share as of June 30, 2024 was approximately $3,735,670.

As of June 1, 2025, there were 109,226,421 shares of registrant’s common stock outstanding.

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

On December 22, 2023, OWP SAS, filed for protection under Colombian Law 1116 of 2006, which is the primary legislation governing business insolvency proceedings (restructuring and liquidation) (“Reorganization Proceedings”) in Colombia. The Reorganization Proceeds are similar to Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States, whereby the Company intended to restructure its debts and continue to operate.

However, effective October 1, 2024, OWP Colombia entered into a liquidation proceeding pursuant to Colombian Law 1116 of 2006, under which the creditors of a company can request “judicial liquidation” of such company. The proceeding is expected to last approximately one year. The proceeding was submitted to the Superintendent of Corporations of Colombia as a substitute to the reorganization proceedings previously filed on December 22, 2023.

OWP SAS now has no revenue-producing operations. The Company’s primary operations during the fourth quarter of 2023, and through 2024, have consisted of activities associated with completing the Liquidation Proceedings, resolving substantial litigation, claims reconciliation, terminating operations and liquidating its assets, which primarily consist of the farm in Popayán and equipment.

During March of 2024, the Company, through OWP Ventures, began to sell a CBD based product in the United States, called Pro-11. During the fourth quarter of 2024, the Company began to redesign the packaging and engaged a sales representative to focus greater resources on bringing this product to market.

The Company is developing its industrial hemp solutions business targeting the automotive market. The Company intends to focus on research and development in this area to take advantage of the automotive industry’s effort in achieving carbon neutral manufacturing using renewable material solutions. In October of 2024, the Company, in collaboration with partners in the automotive industry, developed hemp-based molded containers for automotive part packaging applications and received an initial order for 1,400 units of these reusable totes, designed to move and protect automotive parts through the supply chain.

Products

Our business currently involves the sale of CBD based product in the United States, called Pro-11. During the fourth quarter of 2024, the Company began to redesign the packaging and engaged a sales representative to focus greater resources on bringing this product to market.

Regulation

Our primary active business operations are currently the sale of cannabidiol (CBD) products derived from hemp. We comply with the U.S. federal regulations under the Agriculture Improvement Act of 2018 (commonly known as the 2018 Farm Bill). All CBD used in our products is sourced from hemp that contains no more than 0.3% THC (tetrahydrocannabinol) by dry weight, in accordance with federal law. However, CBD regulations vary by state and may be subject to change. It is the responsibility of the consumer to understand and comply with local, state, and federal laws regarding the purchase, possession, and use of CBD products.

Intellectual Property

Our success depends, at least in part, on our ability to protect our core technology and intellectual property. To accomplish this, we rely on trade secrets, including know-how, employee and third-party nondisclosure agreements and other contractual rights to establish and protect our proprietary rights in our technology.

Seasonality

The natural growth and harvest cycle of the Cannabis sativa plant when cultivated for industrial purposes (fiber, seed, or CBD) depends largely on climate and geographic location, but generally for temperate regions (like much of North America and Europe) the planting season is from late April to June, the growing season is generally from May to August and the harvest season is from August to October.

Principal Executive Offices

Our principal executive offices are located at 6605 Grand Montecito Pkwy, Suite 100, Las Vegas, Nevada 89149. Our telephone number is (800) 605-3210. We believe our facilities are adequate to meet our current and near-term needs.

Employees

As of December 31, 2024, we had 2 full-time employees. Since inception, we have never had a work stoppage, other than due to the Covid-19 quarantine from March 2020 through May 25, 2020, and our employees are not represented by labor unions. We consider our relationship with our employees to be positive.

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

Risks Relating to our Business

Limited Operating History

We are an early-stage company that has generated minimal revenues and we have a limited operating history upon which our business and future prospects may be evaluated. We are subject to all of the business risks and uncertainties associated with any new business enterprise in the cannabis and industrial hemp plastics industries, including the risk that we will not achieve our operating goals. In order for us to meet future operating requirements, we will be required to sell our products. Until such time as we are able to fund our business from operations, we will be required to raise funds through various sources, including the sale of equity and debt securities, Failure to generate cash from operations and to reach profitability may adversely affect our success.

We have had a history of losses, we expect losses in the future, and there can be no assurance that we will become profitable in the future.

We have experienced operating losses on an ongoing basis. For the years ended December 31, 2024 and 2023, we incurred net losses of $3,935,012 and $3,953,321, respectively. As of such dates, we had accumulated deficits of $30,864,698 and $26,929,686, respectively. We expect our losses to continue for the foreseeable future. These continuing losses may be greater than current levels. If our revenues do not increase substantially or if our expenses exceed our expectations, we may never become profitable. Even if we do achieve profitability, we may not sustain profitability on a quarterly or annual basis in the future.

Our auditor has given us a “going concern” qualification, which questions our ability to continue as a going concern without additional financing.

Our independent certified public accountant has added an emphasis paragraph to its report on our financial statements for the year ended December 31, 2024 regarding our ability to continue as a going concern. Key to this determination is our recurring net losses, an accumulated deficit, and a working capital deficiency. In the event sales do not materialize at expected levels, management would seek additional financing or would conserve cash by further reducing expenses. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations or cause substantial dilution for our stockholders. If we are unable to obtain additional funds, our ability to carry out and implement our planned business objectives and strategies will be significantly delayed, limited or may not occur. We cannot guarantee that we will become profitable.

Our Wholly-owned Colombian Subsidiary, OWP SAS, is in Liquidation Proceedings

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

Regulatory Compliance Risks

Our current industrial hemp plastics products are manufacturing on our behalf by third parties on a job-by-job basis. We believe all such third-parties operate in compliance with applicable laws, including those that relate to industrial hemp.

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

Demand for Cannabis and Derivative Products

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

Control of Common Stock will Influence Decision Making

Our officers, directors and principal stockholders are able to exert significant influence over us and may make decisions that are not in the best interests of all stockholders. Our officers, directors and principal stockholders (greater than 5% stockholders) collectively own approximately 83.9% of our fully-diluted common stock. As a result of such ownership, these stockholders are able to affect the outcome of, or exert significant influence over, all matters requiring stockholder approval, including the election and removal of directors and any change in control. In particular, this concentration of ownership of our common stock could have the effect of delaying or preventing a change of control of our company or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of our company. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our stockholders from realizing a premium over the market prices for their shares of our common stock.

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

ITEM 3. Legal Proceedings

Due to challenging economic conditions, OWP SAS filed for protection under Colombian Law 1116 of 2006, which is the primary legislation governing business insolvency proceedings (restructuring and liquidation) (“Reorganization Proceedings”) in Colombia on December 22, 2023. As of December 31, 2024, OWP SAS was involved in a total of 23 separate lawsuits for various civil and labor disputes in the municipal civil courts in Colombia, in the Cities of Bogota, Cali. Funza and Popayán. If the civil courts rule against OWP SAS, we estimate the potential liability from these claims is approximately $310,000. However, this is only an estimate, and our potential liability could be greater.

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

	High	Low
Fiscal Year Ended December 31, 2024
First Quarter	$0.08	$0.03
Second Quarter	$0.08	$0.04
Third Quarter	$0.05	$0.02
Fourth Quarter	$0.04	$0.02

Fiscal Year Ended December 31, 2023
First Quarter	$0.13	$0.05
Second Quarter	$0.10	$0.05
Third Quarter	$0.12	$0.06
Fourth Quarter	$0.10	$0.02

As of May 31, 2025, there were approximately 85 shareholders of record of our common stock. Such number does not include any shareholders holding shares in nominee or “street name”. As of June 1, 2025, there were 109,226,421 shares of common stock outstanding on record.

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

Equity Compensation Plan Information

This following table provides information about shares our common stock that may be issued under our options outstanding at December 31, 2024. Other than individual options outstanding reflected in the table below, we did not have any shares authorized for issuance under equity plans at December 31, 2024.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	5,392,000	$0.15	4,608,000
Equity compensation plans not approved by security holders (1)	29,678,317	0.17	N/A
Total	35,070,317	$0.17	4,608,000

(1) Represents options to purchase 5,500,000 shares of common stock at a per share exercise price of $0.13 issued outside of our option plan to our CEO, Isiah L. Thomas, III, and warrants to purchase a total of 13,511,650, 2,000,000 and 8,666,667 shares of common stock at $0.25, $0.50 and $0.00001 per share, respectively.

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

Recent Sales of Unregistered Securities

Issuance of Series C Special Preferred Stock

Effective November 8, 2024, the Company entered into an Exchange Agreement (the “Thomas Agreement”) with Isiah L. Thomas, III, the Company’s Chairman and Chief Executive Officer, pursuant to which the Company issued 100 shares of Series C Special Preferred Stock in consideration of Mr. Thomas’ forgiveness of $486,512 of accrued salary owed to him, based on the $486,512 fair value of the Series C Special Preferred Stock, as obtained via an independent valuation using a market approach to valuing the change in control. The consummation of the Thomas Agreement resulted in Mr. Thomas acquiring voting control of the Company.

Common Stock Issued for Services

On December 31, 2024, the Company issued 750,000 shares of common stock, restricted in accordance with Rule 144, in consideration of consulting services.

On December 31, 2024, the Company issued 500,000 shares of common stock, restricted in accordance with Rule 144, in consideration of consulting services.

On December 31, 2024, the Company issued 482,316 shares of common stock, restricted in accordance with Rule 144, to ClearThink Capital Partners, LLC, for services provided for the period ending December 31, 2024.

On December 25, 2024, the Company issued 909,090 shares of common stock, restricted in accordance with Rule 144, to the Company’s Chief Financial Officer.

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

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company for the fiscal years ended December 31, 2024 and 2023. The discussion and analysis that follows should be read together with the section entitled “Forward Looking Statements” and our financial statements and the notes to the financial statements included elsewhere in this annual report on Form 10-K.

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

Overview

We are currently focused on research and development activities involving sustainable industrial help solutions. These solutions enable automakers to reduce their carbon footprint and support environmental initiatives within the automotive supply chain. In October of 2024, we partnered with other companies in the automotive industry to produce 1,400 reusable hemp-based molded reusable totes, designed to move and protect automotive parts through the supply chain. We are actively seeking to raise capital and further research and development in this area. If successful, we intend to produce these hemp-based materials for a variety of applications, starting with automotive component applications.

Due to challenging economic conditions and under prior management, OWP SAS experienced significant operational and managerial challenges, resulting in the accumulation of approximately $1.2 million of past due financial obligations. Without adequate resources and in an effort to forestall the imposition of interest, late charges, fines and any court-mandated order(s) to cease operations, OWP SAS filed for protection under Colombian Law 1116 of 2006, which is the primary legislation governing business insolvency proceedings (restructuring and liquidation) (“Reorganization Proceedings”) in Colombia on December 22, 2023. On October 1, 2024, the Company amended its filing with the Court to change from a Reorganization Proceeding to a liquidation of its assets, primarily consisting of the farm in Popayán and equipment. The Company has deconsolidated its foreign subsidiaries to include the petitioning entity, OWP SAS, as well as the Company’s non-operating shell entities, Agrobase, S.A.S. and Hope Colombia, S.A.S., given the lack of independently identifiable operations. The deconsolidation resulted in a loss on deconsolidation of foreign subsidiaries in the amount of $1,564,823 for the year ended December 31, 2023. In addition, the Company recognized a loss on investment of $245,272 for the year ended December 31, 2024, related to the subsequent support of the bankruptcy proceedings.

On May 15, 2024, OWP Ventures, Inc., acquired Pétalo Pharmaceutical, S.A.S. (“Pétalo”), a Company located in Colombia and legally constituted as a simplified stock company that owns licenses to cultivate, produce and distribute the raw ingredients of the cannabis and hemp plant for medicinal, scientific and industrial purposes from the free trade zone in Colombia. Pétalo had no operations, other than obtaining four licenses, including seed use, cultivation of non-psychoactive cannabis, cultivation of psychoactive cannabis, and manufacturing allowing for extraction and export from the free trade zone, which we intended to establish an export business using these licenses. During the fourth quarter of 2024, we dissolved this entity, resulting in $75,000 of impairment expense.

We also entered into a strategic partnership with Stephen Marley’s Kx Family Care in 2024 in which we purchased 2,000 units of CBD products, which we white labeled as Pro-11 and began selling online. There can be no assurances that this strategic partnership will generate significant revenues or be profitable for the Company.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the following entities, all of which were under common control and ownership at December 31, 2024:

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

Segment Reporting

Under ASC 280, Segment Reporting, operating segments are defined as components of an enterprise where discrete financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”), in deciding how to allocate resources and in assessing performance. The Company operates as a single segment, consisting of its CBD sales operations in the United States. Therefore, the Company’s Chief Executive Officer, who is also the CODM, makes decisions and manages the Company’s operations based on the consolidated operating segment for the distribution of its products.

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

Basic and Diluted Loss Per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended December 31, 2024 and 2023, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Results of Operations for the Years ended December 31, 2024 and 2023

The following table summarizes selected items from the statement of operations for the years ended December 31, 2024 and 2023.

	For the Years Ended
	December 31,		Increase /
	2024	2023	(Decrease)

Revenues	$4,863	$7,589	$(2,726)
Cost of goods sold	948	173,122	(172,174)
Gross profit (loss)	3,915	(165,533)	169,448

Operating expenses:
General and administrative	653,983	1,289,656	(635,673)
Professional fees	1,061,926	591,416	470,510
Depreciation expense	-	34,266	(34,266)
Impairment expense	160,000	-	160,000
Total operating expenses:	1,875,909	1,915,338	(39,429)

Operating loss	(1,871,994)	(2,080,871)	(208,877)

Total other expense	(2,063,018)	(1,872,450)	190,568

Net loss	$(3,935,012)	$(3,953,321)	$(18,309)

Revenues

Revenues for the year ended December 31, 2024 were $4,863, compared to $7,589 during the year ended December 31, 2023, a decrease of $2,726, or 36%. Revenues during the current period were generated by sales of our CBD product, while revenues from the comparative period were attributable to sales of cannabis seeds by OWP SAS.

Cost of Goods Sold

Cost of goods sold for the year ended December 31, 2024 were $948, compared to $173,122 during the year ended December 31, 2023, a decrease of $172,174, or 99%. Cost of goods sold consists primarily of CBD inventory and shipping costs during the year ended December 31, 2024 and primarily of labor, depreciation and maintenance on cultivation and production equipment, and supplies consumed in our Colombian cannabis operations during the year ended December 31, 2023. Our gross margins were approximately 81% for the year ended December 31, 2024, compared to negative 2,181% during the year ended December 31, 2023. Costs of goods sold increased as we transitioned to selling CBD products.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2024 were $653,983, compared to $1,289,656 for the year ended December 31, 2023, a decrease of $635,673, or 49%. General and administrative expenses decreased primarily due to decreased salaries and wages and lease expenses in Colombia over the comparative period, as we transitioned to new ventures. The expenses for the current period consisted primarily of compensation expenses, office rent, and travel costs, including $74,250 of stock-based compensation, which consisted entirely of $74,250 of common stock that was issued to our officers. The expenses for the prior period consisted primarily of compensation expenses, office rent, and travel costs, including $207,233 of stock-based compensation, which consisted $89,850 of common stock and $117,383 of stock options that were issued to our officers. Stock-based compensation decreased by $132,983, or 64%, for the year ended December 31, 2024, compared to the year ended December 31, 2023.

Professional Fees

Professional fees for the year ended December 31, 2024 were $1,061,926, compared to $591,416 during the year ended 2023, an increase of $470,510, or 80%. Professional fees included non-cash stock-based compensation of $622,714, consisting of $607,224 of common stock and $15,490 of stock options expense, during the year ended December 31, 2024, compared to $278,353, consisting of $243,987 of common stock and $34,366 of stock options expense, during the year ended December 31, 2023, an increase of $344,361, or 124%. Professional fees increased primarily due to increased stock-based compensation during the current period.

Depreciation Expense

We had no depreciation expense for the year ended December 31, 2023, compared to $34,266 of depreciation expense for the year ended December 31, 2023. Depreciation expense decreased due to the prior year disposal of equipment forfeited in Colombia.

Impairment Expense

We had $160,000 of impairment expense for the year ended December 31, 2024. Impairment expense consisted of $85,000 of deposits on equipment that were determined to be impaired, and $75,000 of impairment expense related to the dissolution of Pétalo Pharmaceutical, S.A.S.

Other Income (Expense)

Other expenses, on a net basis, for the year ended December 31, 2024 were $2,063,018, compared to other expenses, on a net basis, of $1,872,450 for the year ended December 31, 2023. Other expense during the year ended December 31, 2024 consisted of a loss on the early extinguishment of debts of $724,086, a loss on investments of $245,272 related to the bankruptcy of our foreign subsidiaries, and $1,093,660 of interest expense. Other expenses for the year ended December 31, 2023 consisted of a loss on disposal of fixed assets of $3,290, a loss of $1,564,823 on the deconsolidation of our foreign subsidiaries, and $308,741 of interest expense, including $19,603 on shares of common stock issued as commitment fees to AJB Capital on debt financing arrangements, as partially offset by a gain of $4,397 on the early extinguishment of leases and $7 of interest income.

Net Loss

Net loss for the year ended December 31, 2024 was $3,935,012, or $0.04 per share, compared to $3,953,321, or $0.05 per share, during the year ended December 31, 2023, a decrease of $18,309. The net loss for the year ended December 31, 2024 included non-cash expenses consisting of $85,000 of impairment expense, a loss on investment of $245,272 related to the bankruptcy of our foreign subsidiaries, $1,183,476 of stock-based compensation, $51,008 of expense on amended warrants, $1,093,660 of interest expense, and $722,716 on the amortization of debt discounts. The net loss for the year ended December 31, 2023 included non-cash expenses consisting of $34,266 of depreciation, a $3,290 loss on disposal of fixed assets, a loss of $1,564,823 on the deconsolidation of our foreign subsidiaries, $505,189 of stock-based compensation, and $308,741 of interest expense, including $55,539 on the amortization of debt discounts and $19,603 on shares of common stock issued as commitment fees to AJB Capital on debt financing arrangements.

Liquidity and Capital Resources

As of December 31, 2024, the Company had current assets of $68,300, consisting of cash of $42,456, accounts receivable of $114, inventory of $16,226 and prepaid expenses of $9,504. The Company’s current liabilities as of December 31, 2024 were $3,168,589, consisting of $594,059 of accounts payable, $651,250 of accrued expenses, $256,732 of dividends payable, and $1,666,548 of debts, including $72,195 owed to related parties.

The following table summarizes our total current assets, liabilities and working capital at December 31, 2024 and 2023.

	December 31,
	2024	2023
Current Assets	$68,300	$13,882

Current Liabilities	$3,168,589	$3,872,111

Working Capital	$(3,100,289)	$(3,858,229)

The following table summarizes our cash flows during the years ended December 31, 2024 and 2023, respectively.

	For the Year Ended
	December 31,
	2024	2023
Net cash used in operating activities	$(1,121,637)	$(1,194,131)
Net cash used in investing activities	(75,000)	(5,046)
Net cash provided by financing activities	1,280,695	1,059,500
Effect of exchange rate changes on cash	(42,328)	131,046
Cash removed in deconsolidated foreign subsidiaries	-	(1,659)

Net change in cash	$41,730	$(10,290)

The decrease in funds used in operating activities for the year ended December 31, 2024, compared to the year ended December 31, 2023, was primarily due to decreased operations in the current year as capital resources tightened.

The increase in funds used in investing activities for the year ended December 31, 2024, compared to the year ended December 31, 2023, was due primarily to the purchase of Pétalo Pharmaceutical, SAS, compared to the purchase of fixed assets in the year ended December 31, 2023.

The increase in funds provided by financing activities for the year ended December 31, 2024, compared to the year ended December 31, 2023, was due primarily to $721,195 of increased net debt financing proceeds received, as partially offset by $500,000 of decreased proceeds received from the sale of our securities during the year ended December 31, 2024.

Satisfaction of our Cash Obligations for the Next 12 Months

As of December 31, 2024, we had $42,456 of cash on hand and negative working capital of $3,100,289. On April 21, 2025, we raised approximately $250,000 from a related party, of which approximately $48,000 has been used to partially pay interest on outstanding debts. We do not currently have sufficient funds to fund our operations at their current levels for the next twelve months. As we implement our business and attempt to expand operational activities, we expect to continue to experience net negative cash flows from operations in amounts not now determinable, and will be required to obtain additional financing to fund operations. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to achieve sustainable revenues and profitable operations. Since inception, we have raised funds primarily through the sale of equity securities. We will need, and are currently seeking, additional funds to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations or cause substantial dilution for our stockholders. If we are unable to obtain additional funds, our ability to carry out and implement our planned business objectives and strategies will be significantly delayed, limited or may not occur. We cannot guarantee that we will become profitable. Even if we achieve profitability, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability and our failure to do so would adversely affect our business, including our ability to raise additional funds.

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

ITEM 8. Financial Statements and Supplementary Data

ONE WORLD PRODUCTS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of One World Products, Inc. and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of One World Products, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive loss, consolidated stockholders’ equity (deficit) and consolidated cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Going Concern

Due to the net loss and working capital deficiency, the Company evaluated the need for a going concern listed in note 2. Auditing management’s evaluation of a going concern can be a significant judgment given the fact that the Company uses management estimates on future revenues and expenses, which are not able to be easily substantiated. We evaluated the appropriateness of the going concern, we examined and evaluated the financial information along with management’s plans to mitigate the going concern and management’s disclosure on going concern.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2018.

Woodlands, TX

June 2, 2025

ONE WORLD PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2024	2023
Assets

Current assets:
Cash	$42,456	$726
Accounts receivable	114	-
Inventory	16,226	-
Prepaid expenses	9,504	13,156
Total current assets	68,300	13,882

Security deposits	-	85,000

Total Assets	$68,300	$98,882

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$594,059	$528,645
Accrued expenses	651,250	939,368
Dividends payable	256,732	196,734
Convertible note payable, related party, current maturities	-	750,000
Notes payable, related parties, current maturities	72,195	1,146,500
Notes payable, net of $40,647 and $24,136 of debt discounts at December 31, 2024 and 2023, respectively	1,594,353	310,864
Total current liabilities	3,168,589	3,872,111

Notes payable, related parties, long-term portion, net of $7,389 of debt discounts at December 31, 2024	2,086,592	-

Total Liabilities	5,255,181	3,872,111

Series A convertible preferred stock, $0.001 par value, 500,000 shares authorized; 114,733 and 99,733 shares issued and outstanding at December 31, 2024 and 2023, respectively	1,147,330	997,330
Series B convertible preferred stock, $0.001 par value, 600,000 shares authorized; 238,501 shares issued and outstanding at December 31, 2024 and 2023	3,577,515	3,577,515

Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value, 8,899,900 shares authorized; 100 and -0- shares of Series C preferred stock issued and outstanding at December 31, 2024 and 2023, respectively	-	-
Common stock, $0.001 par value, 1,000,000,000 shares authorized; 108,531,976 and 79,827,618 shares issued and outstanding at December 31, 2024 and 2023, respectively	108,532	79,828
Additional paid-in capital	20,844,440	18,414,456
Subscriptions payable	-	45,000
Accumulated other comprehensive income	-	42,328
Accumulated (deficit)	(30,864,698)	(26,929,686)
Total Stockholders’ Equity (Deficit)	(9,911,726)	(8,348,074)

Total Liabilities and Stockholders’ Equity (Deficit)	$68,300	$98,882

The accompanying notes are an integral part of these consolidated financial statements.

ONE WORLD PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended
	December 31,
	2024	2023

Revenues	$4,863	$7,589
Cost of goods sold	948	173,122
Gross profit (loss)	3,915	(165,533)

Operating expenses:
General and administrative	653,983	1,289,656
Professional fees	1,061,926	591,416
Depreciation expense	-	34,266
Impairment expense	160,000	-
Total operating expenses	1,875,909	1,915,338

Operating loss	(1,871,994)	(2,080,871)

Other income (expense):
Loss on sale of fixed assets	-	(3,290)
Gain (loss) on early extinguishment of debt	(724,086)	4,397
Loss on deconsolidation of foreign subsidiaries	-	(1,564,823)
Loss on investment	(245,272)	-
Interest income	-	7
Interest expense	(1,093,660)	(308,741)
Total other expense	(2,063,018)	(1,872,450)

Net loss	$(3,935,012)	$(3,953,321)

Other comprehensive income (loss):
Gain (loss) on foreign currency translation	$(42,328)	$93,027

Net other comprehensive loss	$(3,977,340)	$(3,860,294)
Series A convertible preferred stock declared ($0.60 per share)	(59,998)	(58,891)
Net loss attributable to common shareholders	$(4,037,338)	$(3,919,185)

Weighted average number of common shares outstanding - basic and diluted	106,971,440	73,334,678

Net loss per share - basic and diluted	$(0.04)	$(0.05)

Dividends declared per share of common stock	$0.00	$0.00

The accompanying notes are an integral part of these consolidated financial statements.

ONE WORLD PRODUCTS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Series A Convertible		Series B Convertible		Series C				Additional		Accumulated Other		Total Stockholders’
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	Subscriptions	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Income (Loss)	Deficit	(Deficit)

Balance, December 31, 2022	70,233	$702,330	272,168	$4,082,520	-	$-	67,202,907	$67,203	$17,123,603	$-	$(50,699)	$(22,976,365)	$(5,836,258)
Series A convertible preferred stock sold for cash	25,000	250,000	-	-	-	-	-	-	-	-	-	-	-
Series A Convertible Preferred Stock issued for services	4,500	45,000	-	-	-	-	-	-	-	45,000	-	-	45,000
Series B preferred stock conversions	-	-	(33,667)	(505,005)	-	-	3,366,700	3,367	501,638	-	-	-	505,005
Common stock issued for services	-	-	-	-	-	-	3,591,344	3,591	259,849	-	-	-	263,440
Commitment shares issued pursuant to promissory note	-	-	-	-	-	-	1,666,667	1,667	40,508	-	-	-	42,175
Common stock sold for cash	-	-	-	-	-	-	4,000,000	4,000	396,000	-	-	-	400,000
Amortization of common stock options issued for services	-	-	-	-	-	-	-	-	151,749	-	-	-	151,749
Series A convertible preferred stock dividends declared ($0.60 per share)	-	-	-	-	-	-	-	-	(58,891)	-	-	-	(58,891)
Gain on foreign currency translation	-	-	-	-	-	-	-	-	-	-	93,027	-	93,027
Net loss	-	-	-	-	-	-	-	-	-	-	-	(3,953,321)	(3,953,321)
Balance, December 31, 2023	99,733	$997,330	238,501	$3,577,515	-	$-	79,827,618	$79,828	$18,414,456	$45,000	$42,328	$(26,929,686)	$(8,348,074)
Series A Convertible Preferred Stock sold for cash	15,000	150,000	-	-	-	-	-	-	-	-	-	-	-
Series C preferred stock issued to CEO in settlement of accrued compensation	-	-	-	-	100	-	-	-	486,512	-	-	-	486,512
Common stock issued pursuant to debt modifications	-	-	-	-	-	-	13,612,406	13,612	767,223	-	-	-	780,835
Common stock issued for services	-	-	-	-	-	-	10,341,952	10,342	614,383	-	-	-	624,725
Commitment shares issued pursuant to promissory note	-	-	-	-	-	-	4,750,000	4,750	158,728	-	-	-	163,478
Cancellation of subscriptions payable	-	-	-	-	-	-	-	-	45,000	(45,000)	-	-	-
Amended warrants	-	-	-	-	-	-	-	-	51,008	-	-	-	51,008
Relative fair value of warrants issued for loan commitment	-	-	-	-	-	-	-	-	351,638	-	-	-	351,638
Amortization of common stock options issued for services	-	-	-	-	-	-	-	-	15,490	-	-	-	15,490
Series A convertible preferred stock dividend declared ($0.60 per share)	-	-	-	-	-	-	-	-	(59,998)	-	-	-	(59,998)
Gain on foreign currency translation	-	-	-	-	-	-	-	-	-	-	(42,328)	-	(42,328)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(3,935,012)	(3,935,012)
Balance, December 31, 2024	114,733	$1,147,330	238,501	$3,577,515	100	$-	108,531,976	$108,532	$20,844,440	$-	$-	$(30,864,698)	$(9,911,726)

The accompanying notes are an integral part of these consolidated financial statements.

ONE WORLD PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2024	2023
Cash flows from operating activities
Net loss	$(3,935,012)	$(3,953,321)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	-	34,266
Impairment expense	160,000	-
Loss on disposal of fixed assets	-	3,290
(Gain) loss on early extinguishment of debt	724,086	(4,397)
Loss on deconsolidation of foreign subsidiaries	-	1,564,823
Amortization of debt discounts	722,716	55,539
Series A preferred stock issued for services	-	90,000
Common stock issued for services	1,167,986	263,440
Stock options issued for services	15,490	151,749
Amended warrants	51,008	-
Decrease (increase) in assets:
Accounts receivable	(114)	12,355
Inventory	(16,226)	8,362
Other current assets	3,652	30,100
Other assets	-	(46,615)
Right-of-use assets	-	34,391
Increase (decrease) in liabilities:
Accounts payable	65,414	132,138
Accrued expenses	(80,637)	473,497
Deferred revenues	-	(11,808)
Lease liability	-	(31,940)
Net cash used in operating activities	(1,121,637)	(1,194,131)

Cash flows from investing activities
Purchase of fixed assets	-	(5,046)
Purchase of licenses	(75,000)	-
Net cash used in investing activities	(75,000)	(5,046)

Cash flows from financing activities
Proceeds from notes payable, related parties	419,195	147,000
Repayments of notes payable, related parties	(357,000)	-
Proceeds from notes payable	1,728,500	262,500
Repayments of notes payable	(660,000)	-
Proceeds from sale of preferred and common stock	150,000	650,000
Net cash provided by financing activities	1,280,695	1,059,500

Effect of exchange rate changes on cash	(42,328)	131,046
Cash removed in deconsolidated foreign subsidiaries	-	(1,659)

Net increase (decrease) in cash	41,730	(10,290)
Cash - beginning	726	11,016
Cash - ending	$42,456	$726

Supplemental disclosures:
Interest paid	$195,996	$93,809
Income taxes paid	$-	$-

Non-cash investing and financing transactions:
Dividends payable	$59,998	$58,891
Deposit on equipment settled with note payable	$-	$35,000
Accounts payable settled with exchange of equipment	$-	$9,158
Value of debt discounts attributable to commitment shares to related parties	$9,839	$-
Value of debt discounts attributable to commitment shares	$153,639	$42,175
Value of debt discounts attributable to commitment warrants	$351,638	$-

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

In connection with the Reorganization Proceedings, OWP SAS paused production and sales of its cannabis operations in Colombia until the Court provided the Company with a plan of reorganization, at which time the Company intended to resume operations and satisfy its obligations in Colombia in accordance with the court’s plan, however, the Company now intends to have the Court liquidate its assets and pay its creditors out of the proceeds of the liquidation. As a result of these actions, OWP SAS has no revenue-producing operations. The Company’s primary operations during the fourth quarter of 2023, and through 2024, have consisted of activities associated with completing the Liquidation Proceedings, resolving substantial litigation, claims reconciliation, terminating operations and liquidating its assets, which primarily consist of the farm in Popayán and equipment.

In accordance with ASC 810-10-15, the Company has deconsolidated its foreign subsidiaries to include the petitioning entity, OWP SAS, as well as the Company’s non-operating shell entities, Agrobase, S.A.S. and Hope Colombia, S.A.S., given the lack of independently identifiable operations. The deconsolidation resulted in a loss on deconsolidation of foreign subsidiaries in the amount of $1,564,823 for the year ended December 31, 2023. In addition, the Company recognized a loss on investment of $245,272 for the year ended December 31, 2024, related to the subsequent support of the bankruptcy proceedings.

During March of 2024, the Company, through OWP Ventures, began to sell a CBD based product in the United States, called Pro-11. During the fourth quarter of 2024, the Company began to redesign the packaging and engaged a sales representative to focus greater resources on bringing this product to market.

On May 15, 2024, OWP Ventures, Inc., acquired Pétalo Pharmaceutical, S.A.S. (“Pétalo”), a Company located in Colombia and legally constituted as a simplified stock company that owned licenses to cultivate, produce and distribute the raw ingredients of the cannabis and hemp plant for medicinal, scientific and industrial purposes from the free trade zone in Colombia. Pétalo had no operations, other than obtaining four licenses, including seed use, cultivation of non-psychoactive cannabis, cultivation of psychoactive cannabis, and manufacturing allowing for extraction and export from the free trade zone. The acquisition was accounted for as an asset purchase, and the $75,000 purchase price of Pétalo was allocated to the fair value of the licenses. The Company dissolved this entity and forfeited the licenses during the fourth quarter of 2024 and recognized an impairment expense on the investment.

During 2024, the Company also began developing industrial hemp solutions for the automotive market. The Company intends to focus increased efforts on research and development in this area to help the automotive industry meet its goals of achieving carbon neutral manufacturing using renewable material solutions. In October of 2024, the Company, in collaboration with partners in the automotive industry, developed hemp-based molded containers for automotive part packaging applications and received an initial order for 1,400 units of these reusable totes, designed to move and protect automotive parts through the supply chain.

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

ONE WORLD PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OWP Ventures is a holding company formed in Delaware on March 27, 2018 to enter and support the cannabis industry, and on May 30, 2018, it acquired OWP SAS. OWP SAS was a licensed cannabis cultivation, production and distribution (export) company located in Popayán, Colombia (nearest major city is Cali). The Company had intended to be a producer of and/or source raw and processed cannabis and hemp plant ingredients for both medical and industrial uses across the globe. The Company received licenses to cultivate, produce and distribute the raw ingredients of the cannabis and hemp plant for medicinal, scientific and industrial purposes. Specifically, the Company was one of the few companies in Colombia to receive all four licenses, including seed use, cultivation of non-psychoactive cannabis, cultivation of psychoactive cannabis, and manufacturing allowing for extraction and export. The Company owned approximately 30 acres and had a covered greenhouse built specifically to cultivate high-grade cannabis and hemp.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the following entities, all of which were under common control and ownership at December 31, 2024:

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

ONE WORLD PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Segment Reporting

Under ASC 280, Segment Reporting, operating segments are defined as components of an enterprise where discrete financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”), in deciding how to allocate resources and in assessing performance. The Company operates as a single segment, consisting of its CBD sales operations in the United States. Therefore, the Company’s Chief Executive Officer, who is also the CODM, makes decisions and manages the Company’s operations based on the consolidated operating segment for the distribution of its products.

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

Cash in Excess of FDIC Insured Limits

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000, under current regulations. The Company did not have any cash in excess of FDIC insured limits at December 31, 2024, and has not experienced any losses in such accounts.

Inventory

Inventories are stated at the lower of cost or net realizable value. Cost is determined on a standard cost basis that approximates the first-in, first-out (FIFO) method. Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value. Our CBD products consisted of finished goods, along with packaging.

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

ONE WORLD PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. The Company’s sales for the year ended December 31, 2024, consisted primarily of the sale of Pro-11 CBD rub cannisters, and up until December 31, 2023, primarily consisted of the sale of cannabis seeds in Colombia. These sales in Colombia included multi-element arrangements whereby the Company collected 50% of the sale upon delivery of the seeds, and the remaining 50% upon the completion of the harvest, whether the seeds result in a successful crop, or not. In addition, the Company had a right of first refusal to purchase products resulting from the harvest. At December 31, 2024 and 2023, the Company didn’t have any deferred revenues or deferred cost of goods sold outstanding.

Advertising Costs

The Company expenses the cost of advertising and promotions as incurred. Advertising and promotions expense was $65,602 and $10,350 for the years ended December 31, 2024 and 2023, respectively.

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

Basic and Diluted Loss Per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended December 31, 2024 and 2023, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

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

Adoption of New Accounting Standards and Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB that are adopted by the Company as of the specified effective date. If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s financial statements upon adoption.

ONE WORLD PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Adopted Accounting Standards

In November 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure.” The ASU updated reportable segment disclosure requirements, primarily through requiring enhanced disclosures about significant segment expenses and information used to assess segment performance. The Company adopted ASU No. 2023-07 during the year ended December 31, 2024. See Note 20 “Segment Reporting” in the accompanying Notes to the Consolidated Financial Statements for additional information.

In August 2020, FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity; Own Equity (“ASU 2020-06”), as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. Among other changes, the new guidance removes from GAAP separation models for convertible debt that require the convertible debt to be separated into a debt and equity component, unless the conversion feature is required to be bifurcated and accounted for as a derivative or the debt is issued at a substantial premium. As a result, after adopting the guidance, entities will no longer separately present such embedded conversion features in equity and will instead account for the convertible debt wholly as debt. The new guidance also requires use of the “if-converted” method when calculating the dilutive impact of convertible debt on earnings per share, which is consistent with the Company’s current accounting treatment under the current guidance. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years, with early adoption permitted, but only at the beginning of the fiscal year. The Company adopted ASU No. 2020-06 during the year ended December 31, 2024.

Accounting Standards Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. The amendments in this ASU add specific requirements for income tax disclosures to improve transparency and decision usefulness. The guidance in ASU 2023-09 requires that public business entities disclose specific categories in the income tax rate reconciliation and provide additional qualitative information for reconciling items that meet a quantitative threshold. In addition, the amendments in ASU 2023-09 require that all entities disclose the amount of income taxes paid disaggregated by federal, state, and foreign taxes and disaggregated by individual jurisdictions. The ASU also includes other disclosure amendments related to the disaggregation of income tax expense between federal, state and foreign taxes. For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments in this update should be applied on a prospective basis and retrospective application is permitted. The Company is currently evaluating this ASU to determine its impact on the Company’s disclosures.

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03 and in January 2025, the FASB issued ASU 2025-01, “Income Statement - Reporting Comprehensive Income -Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” The guidance requires disclosures about specific expense categories, including but not limited to, purchases of inventory, employee compensation, depreciation, amortization and selling expenses. The ASU is effective in the first annual reporting period beginning after December 15, 2026, and for interim periods within annual reporting periods beginning after December 15, 2027. The Company is currently assessing the effect that adoption of this guidance will have on its Consolidated Financial Statements.

There are no other recently issued accounting pronouncements that the Company has yet to adopt that are expected to have a material effect on its financial position, results of operations, or cash flows.

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company had $3,100,289 of negative working capital as of December 31, 2024, has incurred recurring losses from operations resulting in an accumulated deficit of $30,864,698 as of December 31, 2024, and its cash on hand may not be sufficient to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new customers to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. Management believes these factors will contribute toward achieving profitability. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Note 3 – Deconsolidation of Foreign Subsidiaries

On December 22, 2023, our wholly-owned subsidiary, One World Products, S.A.S., a Colombian Simplified Shares Company, filed for protection under Colombian Law 1116 of 2006, which is the primary legislation governing business insolvency proceedings (restructuring and liquidation) (“Reorganization Proceedings”) in Colombia. The Reorganization Proceeds are similar to Chapter 11 of the Bankruptcy Code in the United States, whereby the Company intended to restructure its debts and continue to operate, however, the Company amended its filing on October 1, 2024, to liquidate its assets. OWP SAS had identified approximately 23 creditors, consisting of approximately $1.2 million of financial obligations, collectively. In accordance with ASC 810-10-15, the Company had deconsolidated its foreign subsidiaries until it emerged from the Reorganization Proceedings to include the petitioning entity, OWP SAS. Given the lack of independently identifiable operations, the Company also deconsolidated its non-operating shell entities, Agrobase, S.A.S. and Hope Colombia, S.A.S (collectively, the “Foreign Subsidiaries”). The deconsolidation resulted in a loss on deconsolidation of foreign subsidiaries in the amount of $1,564,823 for the year ended December 31, 2023. There were no income, losses or cash flows within the Foreign Subsidiaries between the date of petition on December 22, 2023 and December 31, 2023. In addition, the Company recognized a loss on investment of $245,272 for the year ended December 31, 2024, related to the subsequent support of the bankruptcy proceedings. A summary of the deconsolidated condensed combined balance sheet of the Foreign Subsidiaries as of December 31, 2023 is as follows:

FOREIGN SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

December 31,
2023
Assets

Current assets:
Cash	$1,660
Inventory	45,791
Other current assets	2,687
Total current assets	50,138

Other assets	226,542
Fixed assets, net	2,346,281

Total Assets	$2,622,961

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$392,403
Accrued expenses	482,587
Notes payable	183,148
Intercompany liability owed to OWP Ventures, Inc.	7,348,034
Total current liabilities	8,406,172

Stockholders’ Equity (Deficit):
Accumulated (deficit)	(5,783,211)
Total Stockholders’ Equity (Deficit)	(5,783,211)

Total Liabilities and Stockholders’ Equity (Deficit)	$2,622,961

ONE WORLD PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Related Party Transactions

Issuance of Series C Special Preferred Stock to Chief Executive Officer

Effective November 8, 2024, the Company entered into an Exchange Agreement (the “Thomas Agreement”) with Isiah L. Thomas, III, the Company’s Chairman and Chief Executive Officer, pursuant to which the Company issued 100 shares of Series C Special Preferred Stock, which represented a controlling voting interest in the Company. The shares were issued in consideration of Mr. Thomas’ forgiveness of $486,512 of accrued salary owed to him, based on the $486,512 fair value of the Series C Special Preferred Stock, as obtained via an independent valuation using a market approach to valuing the change in control. The consummation of the Thomas Agreement resulted in Mr. Thomas acquiring voting control of the Company.

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

Expense Reimbursements Owed to Officers and Directors

As of December 31, 2024, the Company owed a total of $27,978 to one of our Directors, Dr. Kenneth Perego, II, M.D., as presented within accounts payable on the Balance Sheet.

Related Party Debt Repayments

On July 26, 2024, the Company partially repaid $150,000 of the $337,000 promissory to Dr. Kenneth Perego, II, M.D., the Company’s Vice Chairman of the Board, that originated on March 15, 2024.

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

		Aggregate
Name	Position	Debts Extended	Shares	Fair Value
Isiah L. Thomas, III	Chairman and CEO	$27,467	138,000	$9,108
Dr. Kenneth Perego, II	Vice Chairman	337,000	1,685,000	111,210
Joerg Sommer	Former President	26,116	131,000	8,646
Dr. John McCabe	>5% Shareholder	1,803,398	9,017,000	595,122
		$2,193,981	10,971,000	$724,086

Common Stock Issued for Services, Related Parties

On December 25, 2024, the Company issued 909,090 shares of common stock to the Company’s Chief Financial Officer. The fair value of the shares was $15,000, based on the closing price of the Company’s common stock on the date of grant.

On September 25, 2024, the Company issued 250,000 shares of common stock to the Company’s Chief Financial Officer. The fair value of the shares was $15,000, based on the closing price of the Company’s common stock on the date of grant.

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

Name	Position	Shares	Fair Value
Isiah L. Thomas, III	Chairman and CEO	2,000,000	$132,000
Dr. Kenneth Perego, II	Vice Chairman	2,000,000	132,000
Terry Buffalo	Director	2,000,000	132,000
Joerg Sommer	Former President	500,000	33,000
		6,500,000	$429,000

Compensation Commitments

As of December 31, 2024, the Company owed $63,488 to its Chief Financial Officer, Isiah L. Thomas, III, after $486,512 was paid with the issuance of the Series C Special Preferred Stock, as noted above.

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

ONE WORLD PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balances sheet as of December 31, 2024 and 2023:

	Fair Value Measurements at December 31, 2024
	Level 1	Level 2	Level 3
Assets
Cash	$42,456	$-	$-
Total assets	42,456	-	-
Liabilities
Notes payable, related parties, net of $7,389 of debt discounts	-	2,158,787	-
Notes payable, net of $40,647 of debt discounts	-	1,594,353	-
Total liabilities	-	(3,753,140)	-
	$42,456	$(3,753,140)	$-

	Fair Value Measurements at December 31, 2023
	Level 1	Level 2	Level 3
Assets
Cash	$726	$-	$-
Total assets	726	-	-
Liabilities
Convertible notes payable, related party	-	750,000	-
Notes payable, related parties	-	1,146,500	-
Notes payable, net of $24,136 of debt discounts	-	310,864	-
Total liabilities	-	(2,207,364)	-
	$726	$(2,207,364)	$-

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the years ended December 31, 2024 or 2023.

Note 6 – Inventory

Inventories are stated at the lower of cost or net realizable value. Cost is determined on a standard cost basis that approximates the first-in, first-out (FIFO) method. Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value. Our CBD products consist entirely of finished goods. Inventory was $16,226 and $-0- at December 31, 2024 and 2023, respectively.

Note 7 – Prepaid Expenses

Prepaid expenses at December 31, 2024 and 2023, consisted of the following:

	December 31,
	2024	2023
Prepaid virtual office rent	$95	$-
Prepaid audit retainer	-	2,500
Prepaid license fees	2,813	1,342
Prepaid OTC markets listing fees	5,600	5,320
Interest receivable	996	3,994
Total prepaid expenses	$9,504	$13,156

Note 8 – Security Deposits

Security deposits consisted of refundable deposits on equipment purchases in the amount of $85,000 at December 31, 2023. The security deposits were determined to be impaired at December 31, 2024, resulting in $85,000 of impairment expense for the year ended December 31, 2024.

ONE WORLD PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Licenses

On May 15, 2024, OWP Ventures, Inc., acquired Pétalo Pharmaceutical, S.A.S. (“Pétalo”), a Company located in Colombia and legally constituted as a simplified stock company that owns licenses to cultivate, produce and distribute the raw ingredients of the cannabis and hemp plant for medicinal, scientific and industrial purposes from the free trade zone in Colombia. Pétalo had no operations, other than obtaining four licenses, including seed use, cultivation of non-psychoactive cannabis, cultivation of psychoactive cannabis, and manufacturing allowing for extraction and export from the free trade zone. The Company intended to use these licenses to establish an export business within the free trade zone. The acquisition was accounted for as an asset purchase, and the $75,000 purchase price of Pétalo was allocated to the fair value of the licenses. The Company dissolved this entity and forfeited the licenses during the fourth quarter of 2024 and recognized an impairment expense on the investment.

Note 10 – Fixed Assets

The Company didn’t have any fixed assets at December 31, 2024 and 2023.

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

Depreciation and amortization expense totaled $-0- and $34,266 for the years ended December 31, 2024 and 2023, respectively.

Note 11 – Accrued Expenses

Accrued expenses consisted of the following at December 31, 2024 and 2023, respectively:

	December 31,	December 31,
	2024	2023
Accrued compensation	$451,018	$665,417
Accrued payroll taxes	9,822	-
Accrued interest	190,410	273,951
	$651,250	$939,368

ONE WORLD PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 – Convertible Note Payable, Related Party

Convertible note payable, related party consists of the following at December 31, 2024 and 2023, respectively:

	December 31,	December 31,
	2024	2023
On September 27, 2022, the Company completed the sale of a Convertible Promissory Note in the principal amount of $750,000 (the “Convertible McCabe Note”) to Dr. John McCabe, an affiliate investor. The unsecured note matured on September 16, 2024 (the “Maturity Date”), carried interest at a rate of 8% per annum, and the principal and interest were convertible into shares of the Company’s convertible Series B common stock at a conversion price of $15 per share. On March 15, 2024, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., exchanged the $750,000 of principal, and $90,740 of accrued interest, along with other debts and interest, for a promissory note with a maturity date of March 1, 2027, bearing interest at 7% per annum. As consideration for condensing these loans and extending the maturity dates, the Company awarded Mr. McCabe 9,017,000 shares of common stock. The aggregate fair value of the common stock was $595,122, based on the closing price of the Company’s common stock on the date of grant.	$-	$750,000

Total convertible note payable, related party	-	750,000
Less: current maturities	-	-
Convertible note payable, related party, long-term portion	$-	$750,000

The Company recorded interest expense pursuant to the stated interest rates on the convertible notes in the amount of $15,124 and $60,000 for the years ended December 31, 2024 and 2023, respectively.

Note 13 – Notes Payable, Related Parties

Notes payable, related parties, consists of the following at December 31, 2024 and 2023, respectively:

	December 31,	December 31,
	2024	2023

On December 26, 2024, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., issued an unsecured promissory note in the amount of $30,000 to Dr. John McCabe, an affiliate investor, due on demand, that carries a 10% interest rate.	$30,000	$-

On December 16, 2024, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., issued an unsecured promissory note in the amount of $8,000 to Isiah L. Thomas, III, our Chairman of the Board and CEO, due on demand, that carries a 10% interest rate.	8,000	-

On December 16, 2024, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., received an advance of $10,000 from Dr. Kenneth Perego, II, M.D., our Vice Chairman of the Board, pursuant to an unsecured promissory note due on demand that carries a 10% interest rate.	10,000	-

On November 29, 2024, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., received an advance of $24,195 from Dr. Kenneth Perego, II, M.D., our Vice Chairman of the Board, pursuant to an unsecured promissory note due on demand that carries a 10% interest rate.	24,195	-

On March 19, 2024, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., received an advance of $50,000 from Joerg Sommer, our then President, pursuant to an unsecured promissory note, maturing on March 1, 2027, that carries a 10% interest rate.	50,000	-

ONE WORLD PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On March 15, 2024, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., issued an unsecured promissory note in the amount of $26,116 to Joerg Sommer, our then President, maturing on March 1, 2027, that carries a 10% interest rate. The note was issued in exchange for the cancellation of another promissory note, consisting of $25,000 of principal and $1,116 of accrued interest.	26,116	-

On March 15, 2024, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., issued an unsecured promissory note in the amount of $1,803,398 to Dr. John McCabe, an affiliate investor, maturing on March 1, 2027, that carries a 7% interest rate. The note was issued in exchange for the cancellation of a $840,740 convertible note, consisting of $750,000 of principal and $90,740 of accrued interest., and other promissory notes in the aggregate amount of $962,658, consisting of a total of $850,000 of principal and $112,658 of accrued interest.	1,803,398	-

On March 15, 2024, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., issued an unsecured promissory note in the amount of $337,000 to Dr. Kenneth Perego, II, M.D., our Vice Chairman of the Board, maturing on March 1, 2027, that carries a 10% interest rate. The note was issued in exchange for the cancellation of promissory notes in the aggregate amount of $337,000, consisting entirely of principal. On July 26, 2024, the Company repaid $150,000 of principal.	187,000	-

On March 15, 2024, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., issued an unsecured promissory note in the amount of $27,467 to Isiah L. Thomas, III, our Chairman of the Board and CEO, maturing on March 1, 2027, that carries a 10% interest rate. The note was issued in exchange for the cancellation of another promissory note, consisting of $24,500 of principal and $2,967 of accrued interest.	27,467	-

On March 12, 2024, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., received an advance of $100,000 from Dr. Kenneth Perego, II, M.D., our Vice Chairman of the Board, pursuant to an unsecured promissory note due on demand that carries a 10% interest rate. A total of $101,123, consisting of $100,000 of principal and $1,123 of interest, was repaid on April 22, 2024.	-	-

On March 1, 2024, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., received an advance of $100,000 from Dr. John McCabe, an affiliate investor, pursuant to an unsecured promissory note, maturing on March 1, 2025, that carried an 8% interest rate. The note was cancelled on March 15, 2024, in exchange for the note maturing on March 1, 2027, listed above.	-	-

On February 26, 2024, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., received an advance of $27,000 from Dr. Kenneth Perego, II, M.D., our Vice Chairman of the Board, pursuant to an unsecured promissory note due on demand that carries a 10% interest rate. A total of $27,414, consisting of $27,000 of principal and $414 of interest, was repaid on April 22, 2024.	-	-

On January 29, 2024, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., received an advance of $50,000 from Dr. John McCabe, an affiliate investor, pursuant to an unsecured promissory note, maturing on January 29, 2025, that carried an 8% interest rate. The note was cancelled on March 15, 2024, in exchange for the note maturing on March 1, 2027, listed above.	-	-

On January 11, 2024, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., received an advance of $10,000 from Dr. Kenneth Perego, II, M.D., our Vice Chairman of the Board, pursuant to an unsecured promissory note due on demand that carries a 10% interest rate. A total of $10,279, consisting of $10,000 of principal and $279 of interest, was repaid on April 22, 2024.	-	-

ONE WORLD PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On January 8, 2024, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., received an advance of $10,000 from Dr. Kenneth Perego, II, M.D., our Vice Chairman of the Board, pursuant to an unsecured promissory note due on demand that carries a 10% interest rate. A total of $10,288, consisting of $10,000 of principal and $288 of interest, was repaid on April 22, 2024.	-	-

On November 28, 2023, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., received an advance of $60,000 from Dr. Kenneth Perego, II, M.D., our Vice Chairman of the Board, pursuant to an unsecured promissory note due on demand that carries a 10% interest rate. A total of $62,400, consisting of $60,000 of principal and $2,400 of interest, was repaid on April 22, 2024.	-	60,000

On October 11, 2023, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., received an advance of $25,000 from the Company’s then President, Joerg Sommer, pursuant to an unsecured promissory note due on demand that carries a 10% interest rate. The note was cancelled on March 15, 2024, in exchange for the note maturing on March 1, 2027, listed above.	-	25,000

On September 11, 2023, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., received an advance of $52,000 from Dr. Kenneth Perego, II, M.D., our Vice Chairman of the Board, pursuant to an unsecured promissory note due on demand that carries a 10% interest rate. The note was cancelled on March 15, 2024, in exchange for the note maturing on March 1, 2027, listed above. A total of $2,650 of interest was repaid on April 22, 2024.	-	52,000

On August 31, 2023, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., received an advance of $4,000 from Dr. Kenneth Perego, II, M.D., our Vice Chairman of the Board, pursuant to an unsecured promissory note due on demand that carries a 6% interest rate. The note was cancelled on March 15, 2024, in exchange for the note maturing on March 1, 2027, listed above. A total of $130 of interest was repaid on April 22, 2024.	-	4,000

On August 14, 2023, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., received an advance of $6,000 from Dr. Kenneth Perego, II, M.D., our Vice Chairman of the Board, pursuant to an unsecured promissory note due on demand that carries a 6% interest rate. The note was cancelled on March 15, 2024, in exchange for the note maturing on March 1, 2027, listed above. A total of $211 of interest was repaid on April 22, 2024.	-	6,000

On August 5, 2022, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., received an advance of $50,000 from Dr. Kenneth Perego, II, M.D., our Vice Chairman of the Board, pursuant to an unsecured promissory note due on demand that carries a 6% interest rate. The note was cancelled on March 15, 2024, in exchange for the note maturing on March 1, 2027, listed above. A total of $4,833 of interest was repaid on April 22, 2024.	-	50,000

On August 2, 2022, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., received an advance of $4,500 from Isiah L. Thomas, III, our Chairman of the Board and CEO, pursuant to an unsecured promissory note due on demand that carries a 6% interest rate. The note was cancelled on March 15, 2024, in exchange for the note maturing on March 1, 2027, listed above.	-	4,500

On June 13, 2022, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., received an advance of $100,000 from Dr. John McCabe, an affiliate investor, pursuant to an unsecured promissory note, maturing on January 1, 2024, that carries an 8% interest rate. The note was cancelled on March 15, 2024, in exchange for the note maturing on March 1, 2027, listed above.	-	100,000

On July 7, 2022, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., received an advance of $5,000 from Dr. Kenneth Perego, II, M.D., our Vice Chairman of the Board pursuant to an unsecured promissory note due on demand that carries a 6% interest rate. The note was cancelled on March 15, 2024, in exchange for the note maturing on March 1, 2027, listed above. A total of $507 of interest was repaid on April 22, 2024.	-	5,000

ONE WORLD PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On June 3, 2022, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., received an advance of $10,000 from Isiah L. Thomas, III, our Chairman of the Board and CEO, pursuant to an unsecured promissory note due on demand that carries a 6% interest rate. The note was cancelled on March 15, 2024, in exchange for the note maturing on March 1, 2027, listed above.	-	10,000

On May 5, 2022, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., received an advance of $10,000 from Isiah L. Thomas, III, our Chairman of the Board and CEO, pursuant to an unsecured promissory note due on demand that carries a 6% interest rate. The note was cancelled on March 15, 2024, in exchange for the note maturing on March 1, 2027, listed above.	-	10,000

On May 5, 2022, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., received an advance of $20,000 from Dr. Kenneth Perego, II, M.D., our Vice Chairman of the Board, pursuant to an unsecured promissory note due on demand that carries a 6% interest rate. The note was cancelled on March 15, 2024, in exchange for the note maturing on March 1, 2027, listed above. A total of $2,236 of interest was repaid on April 22, 2024.	-	20,000

On March 1, 2022, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., received an advance of $400,000 from Dr. John McCabe, an affiliate investor, pursuant to an unsecured promissory note, maturing on January 1, 2024, that carries an 8% interest rate. The note was cancelled on March 15, 2024, in exchange for the note maturing on March 1, 2027, listed above.	-	400,000

On February 15, 2022, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., received an advance of $200,000 from Dr. John McCabe, an affiliate investor, pursuant to an unsecured promissory note, maturing on January 1, 2024, that carries an 8% interest rate. The note was cancelled on March 15, 2024, in exchange for the note maturing on March 1, 2027, listed above.	-	200,000

On December 29, 2021, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., received an advance of $200,000 from Dr. Kenneth Perego, II, M.D., our Vice Chairman of the Board, pursuant to an unsecured promissory note due January 1, 2024 that carries an 8% interest rate. The note was cancelled on March 15, 2024, in exchange for the note maturing on March 1, 2027, listed above. A total of $35,375 of interest was repaid on April 22, 2024.	-	200,000

Total notes payable, related parties	2,166,176	1,146,500
Less: unamortized debt discounts	7,389	-
Notes payable, related parties, net of discounts	2,158,787	1,146,500
Less: current maturities	72,195	1,146,500
Notes payable, related parties, long-term portion	$2,086,592	$-

The Company recorded interest expense pursuant to the stated interest rates on the notes payable, related parties, in the amount of $154,541 and $81,114 for the years ended December 31, 2024 and 2023, respectively, including $2,450 on the amortization of debt discounts for the year ended December 31, 2024.

ONE WORLD PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 – Notes Payable

	December 31,	December 31,
	2024	2023
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

ONE WORLD PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In connection with the issuance of the Third AJB Note and Commitment Fee Shares, the Company entered into a Registration Rights Agreement with AJB Capital in which the Company agreed to file a registration statement with the SEC within 180 days of June 23, 2023, registering the shares of common stock issuable under the Third AJB Note and Purchase Agreement. The note was repaid on March 14, 2024 out of the proceeds received from the Sanguine Group Note.	-	300,000

Total notes payable	1,635,000	335,000
Less: unamortized debt discounts	40,647	24,136
Notes payable, net of discounts	1,594,353	310,864
Less: current maturities	1,594,353	310,864
Notes payable, long-term portion	$-	$-

ONE WORLD PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recognized aggregate debt discounts on the notes payable to for the years ended December 31, 2024 and 2023, as follows:

	December 31,	December 31,
	2024	2023

Fair value of commitment shares of common stock	$153,638	$42,175
Fair value of pre-funded warrants	351,638	-
Original issue discounts	188,000	24,000
Legal and brokerage fees	43,500	13,500
Total debt discounts	736,776	79,675
Amortization of debt discounts	696,129	55,539
Unamortized debt discounts	$40,647	$24,136

The aggregate debt discounts of $736,776 and $79,675, from the Sanguine, SDT and AJB Notes, respectively, are being amortized over the life of the loans using the straight-line method, which approximates the effective interest method. The Company recorded finance expense in the amount of $720,265 and $55,539 on the amortization of these discounts for the years ended December 31, 2024 and 2023, respectively. In addition, the Company issued 269,261 additional commitment shares to AJB Capital on December 7, 2023, with a fair value of $19,602, based on the closing traded price on the date of grant, to adjust for market price fluctuations in previously awarded commitment shares.

The convertible note limits the maximum number of shares that can be owned by the note holder as a result of the conversions to common stock to 4.99% of the Company’s issued and outstanding shares.

The Company recorded interest expense pursuant to the stated interest rates on the notes payable in the amount of $152,722 and $92,486 for the years ended December 31, 2024 and 2023, respectively.

The Company recognized interest expense for the year ended December 31, 2024 and 2023, respectively, as follows:

	December 31,	December 31,
	2024	2023

Interest on convertible notes, related party	$15,123	$60,000
Interest on notes payable, related parties	152,091	81,114
Interest on notes payable	152,722	92,486
Amended warrants	51,008	-
Amortization of debt discounts, common stock	163,324	49,001
Amortization of debt discounts, warrants	327,343	-
Amortization of debt discounts	232,049	26,140
Total interest expense	$1,093,660	$308,741

Note 15 – Convertible Preferred Stock

Preferred Stock

The Company has 10,000,000 authorized shares of $0.001 par value “blank check” preferred stock, of which 500,000 shares have been designated Series A Preferred Stock and 600,000 shares have been designated Series B Preferred Stock, as amended on August 2, 2022. The shares of Series A Preferred Stock and Series B Preferred Stock are each currently convertible into one hundred (100) shares of the Company’s common stock. The Series A Preferred Stock accrues dividends at the rate of 6% per annum, payable in cash as and when declared by the Board or upon a liquidation. The shares of Series B Preferred Stock are not entitled to dividends, other than the right to participate in dividends payable to holders of common stock on an as-converted basis. As of December 31, 2024, there were 114,733 and 238,501 shares of Series A Preferred Stock and Series B Preferred Stock, respectively, issued and outstanding, respectively. The Series A and B Preferred Stock are presented as mezzanine equity on the balance sheet because they carry a stated value of $10 and $15 per share, respectively, and a deemed liquidation clause, which entitles the holders thereof to receive proceeds in an amount equal to the stated value per share, plus any accrued and unpaid dividends, before any payment may be made to holders of common stock. Each share of Preferred Stock carries a number of votes equal to the number of shares of common stock into which such Preferred Stock may then be converted. The Preferred Stock generally will vote together with the common stock and not as a separate class.

ONE WORLD PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Cancellation of Series A Preferred Stock Subscriptions Payable

On July 3, 2024, a consultant agreed to forfeit 4,500 shares of Series A Preferred Stock, with a fair value of $45,000, that was previously awarded on July 1, 2023, but hadn’t yet been issued.

Series A Preferred Stock Issued for Services, Consultants

On January 1, 2023, the Company issued 4,500 shares of series A preferred stock in consideration of consulting services. The fair value of the shares was $45,000, based on recent sales prices of the Company’s series A preferred stock on the date of grant.

Preferred Stock Dividends

The Series A Preferred Stock accrues dividends at the rate of 6% per annum, payable in cash as and when declared by the Board or upon a liquidation. The Company recognized $59,998 and $58,891 for years ended December 31, 2024 and 2023, respectively. A total of $256,732 of dividends had accrued as of December 31, 2024.

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

Note 16 – Commitments and Contingencies

Legal Matters

From time to time, the Company may be a party to various legal matters, threatened claims, or proceedings in the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred. The Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation and contingencies. Legal accruals are recorded when and if it is determined that a loss related to a certain matter is both probable and reasonably estimable. There are currently no pending legal matters outside of the bankruptcy matters in Colombia, noted below.

Due to challenging economic conditions, OWP SAS filed for protection under Colombian Law 1116 of 2006, which is the primary legislation governing business insolvency proceedings (restructuring and liquidation) (“Reorganization Proceedings”) in Colombia on December 22, 2023. As of December 31, 2024, OWP SAS was involved in a total of 23 separate lawsuits for various civil and labor disputes in the municipal civil courts in Colombia, in the Cities of Bogota, Cali. Funza and Popayán. If the civil courts rule against OWP SAS, we estimate the potential liability from these claims is approximately $310,000. However, this is only an estimate, and our potential liability could be greater.

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

ONE WORLD PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Contingent Compensation

On August 22, 2023, the Company entered into an advisor agreement with an individual to provide consulting and business advisory services to the Company. Pursuant to the agreement, the Company has agreed to compensate the consultant a fee of $5,000 per month, which is to be deferred until the Company completes the sale of its equity securities in a transaction, or related series of transactions, resulting in aggregate gross proceeds to the Company of at least $5,000,000, while the Advisor is providing Services (the “Qualified Offering”). Within 60 days of the closing of a Qualified Offering, the Company shall pay to Advisor a cash bonus of up to $200,000. The advisor shall have no participation in any manner or form with any Qualified Offering. To date, the Company has not received gross proceeds pursuant to the Qualified Offering terms, and the advisor resigned on July 2, 2024.

On May 23, 2023, the Company appointed Joerg Sommer to be the Company’s President. In connection with his appointment, the Company entered into an offer letter with Mr. Sommer (the “Offer Letter”) under which he was initially paid an annual base salary of $60,000, which was to increase to $240,000 upon the closing of an offering of the Company’s equity securities that results in gross proceeds to the Company of at least $5,000,000 (“Qualified Offering”). Mr. Sommer received 1,500,000 shares of the Company’s common stock upon his appointment as President; and is entitled to be issued an additional 1,500,000 shares of the Company’s common stock within 60 days of the closing of a Qualified Offering. Mr. Sommer was also entitled to a bonus of up $380,000 upon the sale of the Company’s equity securities during the term of his employment, as set forth below;

$200,000 upon the Company raising $2 million

$80,000 upon the Company raising an additional $1 million

$60,000 upon the Company raising an additional $1 million

$40,000 upon the Company raising an additional $1 million

To date, the Company has not received gross proceeds pursuant to the Qualified Offering terms, and Mr. Sommer resigned on July 2, 2024.

Note 17 – Stockholders’ Equity

Preferred Stock

The Company has 10,000,000 authorized shares of $0.001 par value “blank check” preferred stock, of which 500,000 shares have been designated Series A Preferred Stock and 600,000 shares have been designated Series B Preferred Stock, See Note 15 above for a description of the features and issuances of the Series A Preferred Stock and Series B Preferred Stock.

On October 10, 2024, the Company filed with the State of Nevada a Certificate of Designation (the “Certificate of Designation”), which established a Series C Special Preferred Stock. There follows a summary of the rights, preferences, powers, restrictions and limitations of the Series C Special Preferred Stock:

ONE WORLD PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Issuance of Series C Special Preferred Stock

Effective November 8, 2024, the Company entered into an Exchange Agreement (the “Thomas Agreement”) with Isiah L. Thomas, III, the Company’s Chairman and Chief Executive Officer, pursuant to which the Company issued 100 shares of Series C Special Preferred Stock in consideration of Mr. Thomas’ forgiveness of $486,512 of accrued salary owed to him, based on the $486,512 fair value of the Series C Special Preferred Stock, as obtained via an independent valuation using a market approach to valuing the change in control. The consummation of the Thomas Agreement resulted in Mr. Thomas acquiring voting control of the Company.

Common Stock

The Company is authorized to issue an aggregate of 1 billion shares of common stock with a par value of $0.001, as amended on October 15, 2024. As of December 31, 2024, there were 108,531,976 shares of common stock issued and outstanding.

Common Stock Issued in Escrow Pursuant to Default Provisions of Debt Financing

On March 4, 2024, the Company issued 10,394,610 shares of common stock in escrow pursuant to default provisions on debt financing received from the Sanguine Group. The note was never in default and the shares were cancelled pursuant to the subsequent debt repayment on April 22, 2024.

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

On March 19, 2024, the Company paid a commitment fee to Joerg Sommer, the Company’s then President, in the form of 250,000 shares of common stock in connection with the issuance of the Second Sommer Note (defined above). The relative fair value of the common stock was $9,839, based on the closing price of the Company’s common stock on the date of grant and the fair value of the debt received. The shares are being amortized as a debt discount over the life of the loan.

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

		Aggregate
Name	Position	Debts Extended	Shares	Fair Value
Isiah L. Thomas, III	Chairman and CEO	$27,467	138,000	$9,108
Dr. Kenneth Perego, II	Vice Chairman	337,000	1,685,000	111,210
Joerg Sommer	Former President	26,116	131,000	8,646
Dr. John McCabe	>5% Shareholder	1,803,398	9,017,000	595,122
		$2,193,981	10,971,000	$724,086

Common Stock Issued for Services, Related Parties

On December 25, 2024, the Company issued 909,090 shares of common stock to the Company’s Chief Financial Officer. The fair value of the shares was $15,000, based on the closing price of the Company’s common stock on the date of grant.

On September 25, 2024, the Company issued 250,000 shares of common stock to the Company’s Chief Financial Officer. The fair value of the shares was $15,000, based on the closing price of the Company’s common stock on the date of grant.

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

Name	Position	Shares	Fair Value
Isiah L. Thomas, III	Chairman and CEO	2,000,000	$132,000
Dr. Kenneth Perego, II	Vice Chairman	2,000,000	132,000
Terry Buffalo	Director	2,000,000	132,000
Joerg Sommer	Former President	500,000	33,000
		6,500,000	$429,000

On June 15, 2023, the Company issued 1,500,000 shares of common stock to the Company’s then President, Joerg Sommer, for services provided. The aggregate fair value of the common stock was $89,850, based on the closing price of the Company’s common stock on the date of grant. The shares were expensed upon issuance.

Common Stock Issued for Services, Employees and Consultants

On December 31, 2024, the Company issued 750,000 shares of common stock in consideration of consulting services. The fair value of the shares was $18,075, based on the closing price of the Company’s common stock on the date of grant.

On December 31, 2024, the Company issued 500,000 shares of common stock in consideration of consulting services. The fair value of the shares was $12,050, based on the closing price of the Company’s common stock on the date of grant.

ONE WORLD PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 31, 2024, the Company issued 482,316 shares of common stock to ClearThink Capital Partners, LLC, for services provided for the period ending December 31, 2024. The fair value of the common stock was $11,624, based on the closing price of the Company’s common stock on the date of grant.

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

Amortization of Stock-Based Compensation

A total of $15,490 and $151,749 of stock-based compensation expense was recognized from the amortization of options to purchase common stock over their vesting period during the years ended December 31, 2024 and 2023, respectively.

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

Common Stock Options Issued for Services

On November 29, 2023, the Company awarded options to purchase an aggregate 500,000 shares of common stock under the 2019 Plan at an exercise price equal to $0.10 per share, exercisable over a ten-year period to three consultants. The options vest in equal quarterly installments over two years. The aggregate estimated value using the plain vanilla Black-Scholes Pricing Model, based on a volatility rate of 144% and a call option value of $0.0618, was $30,893. The options are being expensed over the vesting period, resulting in $1,355 of stock-based compensation expense during the year ended December 31, 2023. As of December 31, 2024, a total of $29,538 of unamortized expenses are expected to be expensed over the vesting period.

On August 22, 2023, the Company awarded options to purchase 250,000 shares of common stock under the 2019 Plan at an exercise price equal to $0.10 per share, exercisable over a ten-year period to a consultant. The estimated value using the plain vanilla Black-Scholes Pricing Model, based on a volatility rate of 145% and a call option value of $0.0735, was $18,367. The options were fully vested, resulting in $18,367 of stock-based compensation expense during the year ended December 31, 2023.

Common Stock Options Expired

On January 1, 2023, options to purchase a total of 100,000 shares of common stock at a price $0.56 per share expired.

The following is a summary of information about the Stock Options outstanding at December 31, 2024.

Shares Underlying
Shares Underlying Options Outstanding				Options Exercisable
Weighted
	Shares	Average	Weighted	Shares	Weighted
Range of	Underlying	Remaining	Average	Underlying	Average
Exercise	Options	Contractual	Exercise	Options	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$0.10 - $0.38	10,892,000	6.24 years	$0.14	10,642,000	$0.14

ONE WORLD PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of activity of outstanding stock options:

		Weighted
		Average
	Number	Exercise
	of Shares	Prices
Balance, December 31, 2022	10,242,000	$0.15
Options granted	750,000	0.10
Options exercised	(100,000)	(0.56)
Balance, December 31, 2023	10,892,000	0.14
Options granted	-	-
Options expired	-	-
Balance, December 31, 2024	10,892,000	$0.14

Exercisable, December 31, 2024	10,892,000	$0.14

Note 19 – Common Stock Warrants

Warrants to purchase a total of 24,178,317 shares of common stock were outstanding as of December 31, 2024.

Amendment of Warrants

On September 17, 2024, the Board approved the extension of warrants previously awarded to AJB Capital Investments LLC as part of debt financing that originated on September 24, 2021, whereby the Company’s originally issued warrants consisting of, (i) a three-year warrant to purchase 1,500,000 shares of the Company’s common stock at an initial exercise price of $0.25 per share, and (ii) a three-year warrant to purchase 2,000,000 shares of the Company’s common stock at an initial exercise price of $0.50 per share, were extended for an additional three-year term. All other terms of the warrants were unchanged. The estimated value of the warrants using the Black-Scholes Pricing Model, based on a weighted average volatility rate of 168% and a weighted average call option value of $0.0147, was $51,008 of additional warrant expense.

Warrants Issued for Debt Financing

On April 19, 2024, the Company completed the sale of a (i) Promissory Note in the principal amount of $1,300,000 on the SDT Equities LLC Note, and (ii) a pre-funded warrant to purchase 8,666,667 shares of the Company’s common stock at an exercise price of $0.00001 per share, for an aggregate purchase price of $1,175,500, pursuant to a Securities Purchase Agreement between the Company and SDT Equities LLC. The proceeds received were allocated between the debt and warrants on a relative fair value basis. The Warrant includes a make-whole provision, whereby, if SDT is unable to sell the Warrant Shares (as defined in the Warrant) for net proceeds equal to at least $520,000 (the “Make-Whole Amount”) within a certain timeframe, then the Company shall either (i) pay SDT in cash the difference between the Make-Whole Amount and the net proceeds that SDT actually received from the sale of the Warrant Shares or (ii) cause the issuance of additional pre-funded warrants to SDT for shares of common stock the sale of which would ultimately satisfy the Make-Whole Amount. The aggregate estimated value of the warrants using the Black-Scholes Pricing Model, based on a weighted average volatility rate of 146% and a weighted average call option value of $0.0640, was $554,862. The relative fair value of the warrants was $351,638, which is being amortized over the life of the loan as a debt discount, resulting in $327,343 of finance expense during the year ended December 31, 2024. As of December 31, 2024, a total of $24,295 of unamortized expenses are expected to be expensed over the remaining life of the loan.

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

ONE WORLD PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following is a summary of information about our warrants to purchase common stock outstanding at December 31, 2024.

Shares Underlying
Shares Underlying Warrants Outstanding				Warrants Exercisable

Weighted
	Shares	Average	Weighted	Shares	Weighted
Range of	Underlying	Remaining	Average	Underlying	Average
Exercise	Warrants	Contractual	Exercise	Warrants	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$0.25-$0.50	24,178,317	4.85 years	$0.18	24,178,317	$0.18

The fair value of each warrant grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

	December 31,	December 31,
	2024	2023

Average risk-free interest rates	3.67%	3.60%
Average expected life (in years)	4.00	5.00
Volatility	158%	151%

The weighted average fair value of warrants granted with exercise prices at the current fair value of the underlying stock was approximately $0.13 and $0.25 per warrant for the years ended December 31, 2024 and 2023, respectively.

ONE WORLD PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of activity of outstanding common stock warrants:

		Weighted
		Average
	Number	Exercise
	of Shares	Prices
Balance, December 31, 2022	11,511,650	$0.29
Warrants granted	2,500,000	0.25
Balance, December 31, 2023	14,011,650	0.29
Warrants granted	13,666,667	0.13
Warrants cancelled	(3,500,000)	(0.39)
Balance, December 31, 2024	24,178,317	$0.18

Exercisable, December 31, 2024	24,178,317	$0.18

Note 20 – Segment Reporting

Operating segments are defined as components of an enterprise with separate financial information, which are evaluated regularly by the chief operating decision maker (“CODM”) and are used in resource allocation and performance assessments. The Company’s Chief Executive Officer is the Company’s CODM. The Company is organized and operates as one operating and reportable segment that is engaged in CBD sales operations in the United States.

The Company’s CODM reviews financial information and operational forecasts presented on a consolidated basis for the purpose of making operating decisions and assessing financial performance. The Company’s CODM assesses performance for the Company’s single reportable segment based on the Company’s net loss as reported on the consolidated statement of comprehensive income (loss).

Note 21 - Income Tax

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the years ended December 31, 2024 and 2023, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2024, the Company had approximately $11,282,000 of federal net operating losses. The net operating loss carryforwards, if not utilized, will begin to expire in 2025.

The provision (benefit) for income taxes for the years ended December 31, 2024 and 2023 were assuming a 21% effective tax rate. The effective income tax rate for the years ended December 31, 2024 and 2023 consisted of the following:

	December 31,
	2024	2023
Federal statutory income tax rate	21%	21%
State income taxes	-%	-%
Change in valuation allowance	(21)%	(21)%
Net effective income tax rate	-	-

ONE WORLD PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the Company’s deferred tax asset are as follows:

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$2,369,200	$2,097,900

Net deferred tax assets before valuation allowance	$2,369,200	$2,097,900
Less: Valuation allowance	(2,369,200)	(2,097,900)
Net deferred tax assets	$-	$-

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2024 and 2023, respectively.

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

Note 22 – Subsequent Events

Debt Financing, Related Parties

On April 21, 2025, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., received proceeds of $250,000 from Dr. John McCabe, a significant shareholder, in exchange for a promissory note, bearing interest at 10% per annum, due on demand.

On April 7, 2025, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., received proceeds of $50,000 from Dr. John McCabe, a significant shareholder, in exchange for a promissory note, bearing interest at 10% per annum, due on demand.

On April 2, 2025, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., received an advance of $10,000 from Isiah L. Thomas, III, our Chairman of the Board and CEO, pursuant to an unsecured promissory note due on demand that carries a 10% interest rate.

On March 24, 2025, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., received an advance of $10,000 from Isiah L. Thomas, III, our Chairman of the Board and CEO, pursuant to an unsecured promissory note due on demand that carries a 10% interest rate.

Common Stock Issued for Services, Related Parties

On March 25, 2025, the Company issued 694,445 shares of common stock to the Company’s Chief Financial Officer. The fair value of the shares was $15,000, based on the closing price of the Company’s common stock on the date of grant.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024 (the “Evaluation Date”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our Principal Executive Officer and Principal Financial Officer, concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, Management identified the following three material weaknesses that have caused management to conclude that, as of December 31, 2024, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or in other factors that occurred during the fourth fiscal quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Set forth below are the present directors and executive officers of the Company. There are no arrangements or understandings between any of the directors, officers and other persons pursuant to which such person was selected as a director or an officer.

Name	Age	Position
Isiah L. Thomas, III	63	Chief Executive Officer, Chairman of the Board
Dr. Kenneth Perego, II	55	Vice Chairman of the Board
Terry Buffalo	60	Director
Todd Peterson	55	Chief Financial Officer

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

Todd Peterson, CPA was appointed to serve as the Company’s Chief Financial Officer on July 1, 2024. Mr. Peterson currently serves as the president of KSNE2 Enterprises, LLC, an accounting and consulting firm located in Las Vegas, Nevada specializing in publicly traded microcap companies, since August 2008, and was the chief financial officer of Digipath, Inc. from June 19, 2015 to June 18, 2021. Mr. Peterson also served as From February 2007 to August 2008, he was the senior accounting manager of Accuity Financial, an accounting firm located in Las Vegas, Nevada specializing in publicly traded microcap companies, Mr. Peterson was the audit manager of DeJoya Griffith and Company a PCAOB registered audit firm located in Las Vegas, Nevada providing audit and accounting services primarily to publicly traded microcap companies from November 2004 to February 2007, he was also the audit manager of Ocel, Heimer & Associates, Ltd., a regional audit firm located in Minneapolis, Minnesota from 1999 to 2004. Upon graduating from the University of St. Thomas with a Bachelor of Arts degree in accounting in 1997, Mr. Peterson worked as an accountant during 1998 for R.W. Ramsay & Associates, Ltd.

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

Director Nominations

As of December 31, 2024, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. We have not established formal procedures by which security holders may recommend nominees to the Company’s board of directors.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our code of ethics may be obtained free of charge by contacting us at the address or telephone number listed on the cover page hereof.

Delinquent Section 16(a) Reports

The were no persons who, at any time during the fiscal year ended December 31, 2024, was a director, executive officer, or beneficial owner of more than 10% of our common stock that failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year, except for a Form 4 that has not been filed by Isiah L. Thomas, III for the issuance of 100 shares of Series C Special Preferred Stock that awarded Mr. Thomas voting control of the Company.

ITEM 11. Executive Compensation

Summary Compensation Table

The following summary compensation table sets forth the aggregate compensation we paid or accrued during the fiscal years ended December 31, 2024 and 2023 to Isiah L. Thomas, III, our Chief Executive Officer, and Todd Peterson, our Chief Financial Officer (together, our “Named Executive Officers”), that received total compensation in excess of $100,000 during 2024.

Name and	Fiscal			Stock
Financial Position	Year	Salary		Awards		Total

Isiah L. Thomas, III,	2024	$120,000	(1)	$132,000	(2)	$252,000
Chief Executive Officer and Chairman	2023	$120,000	(1)	$-		$120,000

Todd Petesrson,	2024	$48,000		$57,750	(3)	$105,750
Chief Financial Officer	2023	$-		$-		$-

(1) Consists of $120,000 and $120,000 of accrued salary for the years ended December 31, 2024 and 2023, respectively, of which $486,512 was paid on November 8, 2024 in the form of the issuance of 100 shares of Series C Special Preferred Stock, which gave Mr. Thomas voting control of the Company.

(2) On March 15, 2024, Mr. Thomas was awarded 2,000,000 shares of common stock. The fair value of the common stock was $132,000, based on the closing stock price on the grant date.

(3) Consists of quarterly awards of common stock in lieu of cash from March 15, 2024 through December 25, 2024, totaling 2,009,090 shares in the aggregate. The fair value of the common stock was $57,750, based on the closing stock price on the grant dates.

Employment Agreements

We entered into an employment agreement with Todd Peterson on July 1, 2024 under which he serves as our Chief Financial Officer. Mr. Peterson received an initial salary of $8,000 per month, and was awarded quarterly compensation of $15,000, payable in cash or shares of common stock at the Company’s discretion, on the fifth calendar day preceding each fiscal quarter. Upon termination of employment, the Stock Consideration will be pro-rated and determined based on the closing stock price on the Termination Date. In addition, Mr. Peterson was awarded a signing bonus of 250 shares of the Company’s common stock on July 1, 2024.

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2024, our Named Executive Officers had outstanding unexercised options as set forth below.

Name	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable	Option Exercise Price ($)	Option Expiration Date ($)

Isiah L. Thomas, III	5,500,000	(1)	-	$0.13	June 30, 2030

Todd Peterson	125,000	(2)	-	0.13	December 30, 2030

(1) On January 21, 2021, the Company granted Mr. Thomas options to purchase 5,500,000 shares of our common stock, with half of the options vesting immediately on the grant date and the remaining 2,750,000 options vesting quarterly in increments of 250,000 options per quarter.

(2) On December 31, 2020, the Company granted Mr. Peterson options to purchase 125,000 shares of our common stock, vesting in quarterly increments over one year from the grant date.

Option Exercises and Stock Vested

None of our Named Executive Officers exercised any stock options or acquired stock through vesting of an equity award during the year ended December 31, 2024.

Director Compensation

The following table summarizes the compensation paid or accrued by us to our directors that are not Named Executive Officers for the year ended December 31, 2024.

Name	Fees Earned or Paid in Cash	Stock Award		Option Awards	Non-Equity Incentive Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All other Compensation	Total

Dr. Kenneth Perego II	$-	$132,000	(1)	$-	$-	$-	$-	$132,000

Terry Buffalo	$-	$132,000	(2)	$-	$-	$-	$-	$132,000

(1) On March 15, 2024, we awarded Mr. Perego 2,000,000 shares of common stock. The fair value of the common stock was $132,000, based on the closing stock price on the grant date.

(2) On March 15, 2024, we awarded Mr. Buffalo 2,000,000 shares of common stock. The fair value of the common stock was $132,000, based on the closing stock price on the grant date.

Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors.

As of December 31, 2024, Dr. Perego held options to acquire 350,000 shares and, Mr. Buffalo did not own any outstanding options. As of December 31, 2024, no directors held any outstanding restricted stock units or other stock awards.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of May 31, 2025, certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of 5% or more of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group. The address of each of our directors and executive officers named in the table is c/o One World Products, Inc., 6605 Grand Montecito Pkwy., Suite 100, Las Vegas, NV 89149:

			Series A		Series B		Series C Special		Percent of
	Common Stock		Preferred Stock		Preferred Stock		Preferred Stock		Combined
Name of Beneficial Owner(1)	Number of Shares	% of Class(2)	Number of Shares	% of Class	Number of Shares	% of Class	Number of Shares	% of Class(6)	Voting Power(7)
Officers and Directors:
Isiah L. Thomas, III, Chairman and CEO(3)	28,138,000	20.9%	-	-	200,000	83.9%	100	100%	73.2%
Dr. Kenneth Perego II, Vice Chairman(4)	17,785,000	15.6%	26,000	22.7%	-	-	-	-	4.1%
Todd Peterson, Chief Financial Officer	2,828,535	2.6%	-	-	-	-	-	-	*
Terry L. Buffalo, Director	2,000,000	1.8%	-	-	-	-	-	-	*
Directors and Officers as a Group (4 persons)	50,751,535	36.3%	-	-	-	-	-	-	78.4%
5% Shareholders
ISIAH International, LLC(3)	28,138,000	20.9%	-	-	200,000	83.9%	100	100%	73.2%
Dr. John McCabe(5)	24,567,180	22.0%	3,000	2.6%	20,000	8.4%	-	-	5.7%

* less than 1%

(1)	Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock owned by such person.

(2)	Percentage of beneficial ownership is based upon 109,226,421 shares of common stock, 114,733 shares of Series A Preferred Stock, 238,501 shares of Series B Preferred Stock, and 100 shares of Series C Special Preferred Stock outstanding as of May 31, 2025. For each named person, this percentage includes common stock that the person has the right to acquire either currently or within 60 days of May 31, 2025, including through the exercise of an option; however, such common stock is not deemed outstanding for the purpose of computing the percentage owned by any other person.

(3)	Includes 5,500,000 shares of common stock that may be acquired upon exercise of a vested option, and 20,000,000 shares of common stock that may be acquired upon conversion of Series B Preferred Stock currently held by Isiah International, LLC. Mr. Thomas is the sole member and Chief Executive Officer of ISIAH International.

(4)	Includes 7,000,000 shares of common stock held by CB Medical, LLC, of which Dr. Kenneth Perego, II is the controlling member. Includes 350,000 shares of common stock that may be acquired under an option, and 550,000 shares of common stock that may be acquired under a warrant. In addition, includes 26,000 shares of Series A Preferred Stock, convertible into 2,600,000 shares of common stock with each share of preferred carrying 100 voting rights.

(5)	Includes 150,000 shares of common stock that may be acquired upon exercise of a vested warrant, and 300,000 shares of common stock that may be acquired upon conversion of Series A Preferred Stock, and 2,000,000 shares of common stock that may be acquired upon conversion of Series B Preferred Stock. The address for Mr. McCabe is 160 Kincaid Lane, Boyce, LA 71409.

(6)	The holders of the Series C Special Preferred Stock, as a class, have votes equal to two (2) times the sum of (a) the total number of shares of issued and outstanding common stock; plus (b) the number of votes allocated to shares of all other preferred stock issued and outstanding.

(7)	Each share of common stock is entitled to one vote per share, and each share of Preferred Stock carries a number of votes equal to the number of shares of common stock into which such Preferred Stock may then be converted. The Preferred Stock generally will vote together with the common stock and not as a separate class.

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

Advances by and repayments to Dr. Kenneth Perego, II, M.D., our Vice Chairman of the Board

On December 16, 2024, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., received an advance of $10,000 from Dr. Kenneth Perego, II, M.D., our Vice Chairman of the Board, pursuant to an unsecured promissory note due on demand that carries a 10% interest rate.

On November 29, 2024, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., received an advance of $24,195 from Dr. Kenneth Perego, II, M.D., our Vice Chairman of the Board, pursuant to an unsecured promissory note due on demand that carries a 10% interest rate.

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

On January 11, 2024, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., received an advance of $10,000 from Dr. Kenneth Perego, II, M.D., our Vice Chairman of the Board, pursuant to an unsecured promissory note due on demand that carries a 10% interest rate. A total of $10,279, consisting of $10,000 of principal and $279 of interest, was repaid on April 22, 2024.

On January 8, 2024, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., received an advance of $10,000 from Dr. Kenneth Perego, II, M.D., our Vice Chairman of the Board, pursuant to an unsecured promissory note due on demand that carries a 10% interest rate. A total of $10,288, consisting of $10,000 of principal and $288 of interest, was repaid on April 22, 2024.

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

Series A Preferred Stock Sales to Dr. Kenneth Perego, II, M.D., our Vice Chairman of the Board

On July 25, 2024, the Company and the Perego Trust (“Perego”), an entity controlled by Dr. Kenneth Perego, II, M.D., our Vice Chairman of the Board, entered into a Securities Purchase Agreement (the “Purchase Agreement”) under which Perego purchased from the Company 15,000 shares of the Company’s Series A Preferred Stock (“Series A Preferred Stock”), convertible into an aggregate of 150,000 shares of the Company’s common stock, for a purchase price of $10 per share, and a purchase price of $150,000. Each share of Series A Preferred Stock has a Stated Value of $10 and is convertible into common stock at a conversion price equal to $0.10.

Advances by and Repayments to Isiah L. Thomas, III, our Chairman of the Board and CEO

On December 16, 2024, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., issued an unsecured promissory note in the amount of $8,000 to Isiah L. Thomas, III, our Chairman of the Board and CEO, due on demand, that carries a 10% interest rate.

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

Debt and Common Stock Issued to Dr. John McCabe

On December 26, 2024, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., issued an unsecured promissory note in the amount of $30,000 to Dr. John McCabe, an affiliate investor, due on demand, that carries a 10% interest rate.

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

ITEM 14. Principal AccountING Fees And Services

M&K CPAS, PLLC was the Company’s independent registered public accounting firm for the years ended December 31, 2024 and 2023.

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

	Years Ended December 31,
	2024	2023
Audit fees(1)	$80,050	$66,300
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$80,050	$66,300

(1) Audit fees were principally for audit services and work performed in the review of the Company’s quarterly reports on Form 10-Q.

All of the 2024 and 2023 services described above were approved by the Board of Directors in accordance with the SEC rule that requires audit committee pre-approval of audit and non-audit services provided by the Company’s independent registered public accounting firm. The Board of Directors has considered whether the provisions of such services, including non-audit services, is compatible with maintaining M&K CPAS, PLLC ‘s independence and has concluded that it is independent.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

Exhibit	Description
2.1	Agreement and Plan of Merger dated February 21, 2019, among the Company, OWP Merger Subsidiary Inc. and OWP Ventures, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2019)
2.2	Agreement and Plan of Merger dated October 11, 2021, between One World Pharma, Inc. and One World Products, Inc. (incorporated by reference to Exhibit 2.1 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on November 30, 2021)
3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 24, 2014)
3.2	Certificate of Amendment to Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 8, 2019)
3.3	Certificate of Amendment to Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2020)
3.4	Certificate of Designation of Series A Preferred Stock of the Company dated June 1, 2020 (incorporated by reference to Exhibit 3.4 of the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 26, 2020)
3.5	Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 24, 2014)
3.6	Certificate of Designation of Series B Preferred Stock of the Company, dated February 2, 2021 (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 8, 2021)
3.7	Articles of Merger Pursuant to NRS 92A.200 as filed with the Nevada Secretary of State on November 23, 2021 (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the Securities and Exchange Commission by One World Pharma, Inc. on November 30, 2021)
3.8	Certificate of Designation of Series C Preferred Stock of the Company, dated October 10, 2024 (incorporated by reference to exhibit 3.7 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission by One World Products, Inc. on November 14, 2024)
4.1	Description of Securities (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form 10-K filed with the Securities and Exchange Commission on April 15, 2021)
4.2	Promissory Note of the Company in the Principal Amount of $300,000 issued to AJB Capital Investments LLC, dated June 23, 2023 (incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 5, 2023)
10.1+	2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2020)
10.2+	Form of Stock Option Grant Notice for grants under the 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2020)
10.3+	Form of Option Agreement for grants under the 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2020)
10.4+	Letter Agreement between the Company and Isiah L. Thomas, III, dated June 3, 2020 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 9, 2020)
10.5	Securities Purchase Agreement, dated as of June 23, 2023, between the Company and AJB Capital Investments LLC (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 5, 2023)
10.6	Securities Purchase Agreement, dated as of February 7, 2021, between the Company and ISIAH International LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 8, 2021)
10.7	Registration Rights Agreement, dated June 23, 2023, between the Company and AJB Capital Investments LLC (incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 5, 2023)
10.8	Commercial Lease Agreement dated November 26, 2021, between R&B Inversiones S.A.S. and One World Pharma S.A.S. (incorporated by reference to Exhibit 10.10 of the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 16, 2022)

10.9	Purchase Agreement, dated September 1, 2022, between the Company and Tysadco Partners, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 7, 2022)
10.10	Securities Purchase Agreement, dated September 1, 2022, between the Company and Tysadco Partners, LLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 7, 2022)
10.11	Registration Rights Agreement, dated September 1, 2022, between the Company and Tysadco Partners, LLC (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 7, 2022)
10.12	Convertible Promissory Note Purchase Agreement, dated September 16, 2022, between the Company and Dr. John McCabe (incorporated by reference to Exhibit 10.15 of the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission by One World Products, Inc. on November 14, 2022)
10.13	Convertible Note, dated September 16, 2022, between One World Products, Inc. and Dr. John McCabe (incorporated by reference to Exhibit 10.16 of the Form 10-Q filed with the Securities and Exchange Commission by on November 14, 2022)
10.14+	Offer Letter dated April 25, 2003 by and between the Company and Jeorg Sommer (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2023)
10.15+	Employment, Confidentiality and Proprietary Rights Agreement, dated July 1, 2024, between the Company and Todd Peterson (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 5, 2024)
10.16	Exchange Agreement, dated November 8, 2014, between One World Products, Inc. and Isiah L. Thomas, III (incorporated by reference to exhibit 10.16 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission by One World Products, Inc. on November 14, 2024)
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
32.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Schema Document
101.CAL*	Inline XBRL Calculation Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document
101.LAB*	Inline XBRL Labels Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

+ Compensatory plan or agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONE WORLD PRODUCTS, INC.
(Registrant)

By:	/s/ Isiah L. Thomas III
Isiah L. Thomas, III
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Todd Peterson
Todd Peterson
Chief Financial Officer
(Principal Financial Officer)

Dated:	June 2, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Isiah L. Thomas, III	Chief Executive Officer and Chairman
Isiah L. Thomas, III	(Principal Executive Officer)	June 2, 2025

/s/ Todd Peterson	Chief Financial Officer	June 2, 2025
Todd Peterson	(Principal Financial Officer)

/s/ Dr. Kenneth Perego, II	Vice Chairman of the Board	June 2, 2025
Dr. Kenneth Perego, II

s/ Terry Buffalo	Director	June 2, 2025
Terry Buffalo

