Form 10-Q
period 2025-03-31
One World Products, Inc.
filed 2025-06-30
CIK 1622244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

The number of shares of registrant’s common stock outstanding as of June 27, 2025 was 110,108,774.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ONE WORLD PRODUCTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2025	2024
	(Unaudited)
Assets

Current assets:
Cash	$361	$42,456
Accounts receivable	179	114
Inventory	12,467	16,226
Prepaid expenses	11,656	9,504
Total current assets	24,663	68,300

Total Assets	$24,663	$68,300

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$615,336	$594,059
Accrued expenses	771,725	651,250
Dividends payable	271,489	256,732
Notes payable, related parties, current maturities	82,195	72,195
Notes payable, net of $-0- and $40,647 of debt discounts at March 31, 2025 and December 31, 2024, respectively	1,635,000	1,594,353
Total current liabilities	3,375,745	3,168,589

Notes payable, related parties, long-term portion, net of $6,567 and $7,389 of debt discounts at March 31, 2025 and December 31, 2024, respectively	2,087,414	2,086,592

Total Liabilities	5,463,159	5,255,181

Series A convertible preferred stock, $0.001 par value, 500,000 shares authorized; 114,733 shares issued and outstanding at March 31, 2025 and December 31, 2024	1,147,330	1,147,330
Series B convertible preferred stock, $0.001 par value, 600,000 shares authorized; 238,501 shares issued and outstanding at March 31, 2025 and December 31, 2024	3,577,515	3,577,515

Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value, 8,899,900 shares authorized; 100 shares of Series C preferred stock issued and outstanding at March 31, 2025 and December 31, 2024, respectively	-	-
Common stock, $0.001 par value, 1,000,000,000 shares authorized; 109,226,421 and 108,531,976 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	109,226	108,532
Additional paid-in capital	20,847,797	20,844,440
Accumulated (deficit)	(31,120,364)	(30,864,698)
Total Stockholders’ Equity (Deficit)	(10,163,341)	(9,911,726)

Total Liabilities and Stockholders’ Equity (Deficit)	$24,663	$68,300

See accompanying notes to condensed consolidated financial statements.

ONE WORLD PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended
	March 31,
	2025	2024

Revenues	$1,371	$282
Cost of goods sold	295	49
Gross loss	1,076	233

Operating expenses:
General and administrative	98,668	198,847
Professional fees	28,308	578,671
Total operating expenses	126,976	777,518

Operating loss	(125,900)	(777,285)

Other income (expense):
Loss on early extinguishment of debt	-	(724,086)
Loss on deconsolidation of foreign subsidiaries	-	(97,672)
Interest expense	(129,766)	(101,979)
Total other expense	(129,766)	(923,737)

Net loss	$(255,666)	$(1,701,022)

Other comprehensive loss:
Loss on foreign currency translation	$-	$(42,328)

Net other comprehensive loss	$(255,666)	$(1,743,350)
Series A convertible preferred stock declared ($0.60 per share)	(14,757)	(14,916)
Net loss attributable to common shareholders	$(270,423)	$(1,758,266)

Weighted average number of common shares
outstanding - basic and diluted	117,244,939	86,930,048

Net loss per share - basic and diluted	$(0.00)	$(0.02)

Dividends declared per share of common stock	$0.00	$0.00

See accompanying notes to condensed consolidated financial statements.

ONE WORLD PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

For the Three Months Ended March 31, 2025
	Series A Convertible		Series B Convertible		Series C				Additional		Accumulated Other		Total Stockholders’
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	Subscriptions	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Loss	Deficit	(Deficit)

Balance, December 31, 2024	114,733	$1,147,330	238,501	$3,577,515	100	$-	108,531,976	$108,532	$20,844,440	$-	$-	$(30,864,698)	$(9,911,726)

Common Stock issued for services	-	-	-	-	-	-	694,445	694	14,306	-	-	-	15,000

Amortization of common stock options issued for services	-	-	-	-	-	-	-	-	3,808	-	-	-	3,808

Series A convertible preferred stock dividend declared ($0.60 per share)	-	-	-	-	-	-	-	-	(14,757)	-	-	-	(14,757)

Net loss	-	-	-	-	-	-	-	-	-	-	-	(255,666)	(255,666)

Balance, March 31, 2025	114,733	$1,147,330	238,501	$3,577,515	100	$-	109,226,421	$109,226	$20,847,797	$-	$-	$(31,120,364)	$(10,163,341)

For the Three Months Ended March 31, 2024
	Series A Convertible		Series B Convertible		Series C				Additional		Accumulated Other		Total Stockholders’
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	Subscriptions	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Loss	Deficit	(Deficit)

Balance, December 31, 2023	99,733	$997,330	238,501	$3,577,515	-	$-	79,827,618	$79,828	$18,414,456	$45,000	$42,328	$(26,929,686)	$(8,348,074)

Common Stock issued for services	-	-	-	-	-	-	7,149,621	7,150	460,236	24,695	-	-	492,081

Common Stock issued for debt commitment fees	-	-	-	-	-	-	2,750,000	2,750	80,543	-	-	-	83,293

Common stock issued to debt holder in escrow, to be cancelled	-	-	-	-	-	-	10,394,610	10,394	(10,394)	-	-	-	-

Common stock issued pursuant to debt modifications	-	-	-	-	-	-	10,971,000	10,971	713,115	-	-	-	724,086

Amortization of common stock options issued for services	-	-	-	-	-	-	-	-	3,852	-	-	-	3,852

Series A convertible preferred stock dividend declared ($0.60 per share)	-	-	-	-	-	-	-	-	(14,916)	-	-	-	(14,916)

Loss on foreign currency translation	-	-	-	-	-	-	-	-	-	-	(42,328)	-	(42,328)

Net loss	-	-	-	-	-	-	-	-	-	-	-	(1,701,022)	(1,701,022)

Balance, March 31, 2024	99,733	$997,330	238,501	$3,577,515	-	$-	111,092,849	111,093	$19,646,892	$69,695	$-	$(28,630,708)	$(8,803,028)

See accompanying notes to condensed consolidated financial statements.

ONE WORLD PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(255,666)	$(1,701,022)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on early extinguishment of debt	-	724,086
Amortization of debt discounts	41,469	46,030
Common stock issued for services	15,000	492,081
Stock options issued for services	3,808	3,852
Decrease (increase) in assets:
Accounts receivable	(65)	(282)
Inventory	3,759	(26,257)
Other current assets	(2,152)	(18,498)
Increase (decrease) in liabilities:
Accounts payable	21,277	90,311
Accrued expenses	120,475	139,949
Net cash used in operating activities	(52,095)	(249,750)

Cash flows from financing activities
Proceeds from notes payable, related parties	10,000	347,000
Proceeds from notes payable	-	285,000
Repayments of notes payable	-	(300,000)
Net cash provided by financing activities	10,000	332,000

Effect of exchange rate changes on cash	-	(42,328)

Net increase (decrease) in cash	(42,095)	39,922
Cash - beginning	42,456	726
Cash - ending	$361	$40,648

Supplemental disclosures:
Interest paid	$-	$10,500
Income taxes paid	$-	$-

Non-cash investing and financing transactions:
Dividends payable	$14,757	$14,916
Value of debt discounts attributable to commitment shares to related parties	$-	$9,839
Value of debt discounts attributable to commitment shares	$-	$73,454

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

The unaudited condensed consolidated financial statements of the Company and the accompanying notes included in this Quarterly Report on Form 10-Q are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the Condensed Consolidated Financial Statements have been included. Such adjustments are of a normal, recurring nature. The Condensed Consolidated Financial Statements, and the accompanying notes, are prepared in accordance with GAAP and do not contain certain information included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024. The interim Condensed Consolidated Financial Statements should be read in conjunction with that Annual Report on Form 10-K. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

ONE WORLD PRODUCTS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the following entities, all of which were under common control and ownership at March 31, 2025:

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

Cash in Excess of FDIC Insured Limits

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000, under current regulations. The Company did not have any cash in excess of FDIC insured limits at March 31, 2025, and has not experienced any losses in such accounts.

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

Note 2 –Going Concern

As shown in the accompanying condensed consolidated financial statements as of March 31, 2025, our balance of cash on hand was $361, and we had negative working capital of $3,351,082 and an accumulated deficit of $31,120,364. We are too early in our development stage to project future revenue levels, and may not be able to generate sufficient funds to sustain our operations for the next twelve months. Accordingly, we may need to raise additional cash to fund our operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Debt Financing

On March 24, 2025, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., received an advance of $10,000 from Isiah L. Thomas, III, our Chairman of the Board and CEO, pursuant to an unsecured promissory note due on demand that carries a 10% interest rate.

Common Stock Issued for Services

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheet as of March 31, 2025 and December 31, 2024, respectively:

	Fair Value Measurements at March 31, 2025
	Level 1	Level 2	Level 3
Assets
Cash	$361	$-	$-
Total assets	361	-	-
Liabilities
Notes payable, related parties, net of $6,567 of debt discounts	-	2,087414	-
Notes payable	-	1,635,000	-
Total liabilities	-	(3,722,414)	-
	$361	$(3,722,414)	$-

	Fair Value Measurements at December 31, 2024
	Level 1	Level 2	Level 3
Assets
Cash	$42,456	$-	$-
Total assets	42,456	-	-
Liabilities
Notes payable, related parties, net of $7,389 of debt discounts	-	2,158,787	-
Notes payable, net of $40,647 of debt discounts	-	1,594,353	-
Total liabilities	-	(3,753,140)	-
	$42,456	$(3,753,140)	$-

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the three months ended March 31, 2025 or the year ended December 31, 2024.

ONE WORLD PRODUCTS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5 – Inventory

Inventories are stated at the lower of cost or net realizable value. Cost is determined on a standard cost basis that approximates the first-in, first-out (FIFO) method. Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value. Our CBD products consist entirely of finished goods. Inventory was $12,467 and $16,226 at March 31, 2025 and December 31, 2024, respectively.

Note 6 – Prepaid Expenses

Prepaid expenses consisted of the following at March 31, 2025 and December 31, 2024, respectively:

	March 31,	December 31
	2025	2024
Prepaid virtual office rent	$95	$95
Prepaid audit fees	7,500	-
Prepaid license fees	1,414	2,813
Prepaid OTC markets listing fees	1,400	5,600
Prepaid professional fees	1,247	996
Total prepaid expenses	$11,656	$9,504

Note 7 – Accrued Expenses

Accrued expenses consisted of the following at March 31, 2025 and December 31, 2024, respectively:

	March 31,	December 31,
	2025	2024
Accrued compensation	$493,018	$451,018
Accrued payroll taxes	-	9,822
Accrued interest	278,707	190,410
	$771,725	$651,250

ONE WORLD PRODUCTS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 8 – Notes Payable, Related Parties

Notes payable, related parties, consists of the following at March 31, 2025 and December 31, 2024, respectively:

	March 31,	December 31,
	2025	2024

On March 24, 2025, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., issued an unsecured promissory note in the amount of $10,000 to Isiah L. Thomas, III, our Chairman of the Board and CEO, due on demand, that carries a 10% interest rate.	$10,000	$-

On December 26, 2024, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., issued an unsecured promissory note in the amount of $30,000 to Dr. John McCabe, an affiliate investor, due on demand, that carries a 10% interest rate.	30,000	30,000

On December 16, 2024, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., issued an unsecured promissory note in the amount of $8,000 to Isiah L. Thomas, III, our Chairman of the Board and CEO, due on demand, that carries a 10% interest rate.	8,000	8,000

On December 16, 2024, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., received an advance of $10,000 from Dr. Kenneth Perego, II, M.D., our Vice Chairman of the Board, pursuant to an unsecured promissory note due on demand that carries a 10% interest rate.	10,000	10,000

On November 29, 2024, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., received an advance of $24,195 from Dr. Kenneth Perego, II, M.D., our Vice Chairman of the Board, pursuant to an unsecured promissory note due on demand that carries a 10% interest rate.	24,195	24,195

On March 19, 2024, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., received an advance of $50,000 from Joerg Sommer, our then President, pursuant to an unsecured promissory note, maturing on March 1, 2027, that carries a 10% interest rate.	50,000	50,000

On March 15, 2024, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., issued an unsecured promissory note in the amount of $26,116 to Joerg Sommer, our then President, maturing on March 1, 2027, that carries a 10% interest rate. The note was issued in exchange for the cancellation of another promissory note, consisting of $25,000 of principal and $1,116 of accrued interest.	26,116	26,116

On March 15, 2024, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., issued an unsecured promissory note in the amount of $1,803,398 to Dr. John McCabe, an affiliate investor, maturing on March 1, 2027, that carries a 7% interest rate. The note was issued in exchange for the cancellation of a $840,740 convertible note, consisting of $750,000 of principal and $90,740 of accrued interest., and other promissory notes in the aggregate amount of $962,658, consisting of a total of $850,000 of principal and $112,658 of accrued interest.	1,803,398	1,803,398

On March 15, 2024, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., issued an unsecured promissory note in the amount of $337,000 to Dr. Kenneth Perego, II, M.D., our Vice Chairman of the Board, maturing on March 1, 2027, that carries a 10% interest rate. The note was issued in exchange for the cancellation of promissory notes in the aggregate amount of $337,000, consisting entirely of principal. On July 26, 2024, the Company repaid $150,000 of principal.	187,000	187,000

On March 15, 2024, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., issued an unsecured promissory note in the amount of $27,467 to Isiah L. Thomas, III, our Chairman of the Board and CEO, maturing on March 1, 2027, that carries a 10% interest rate. The note was issued in exchange for the cancellation of another promissory note, consisting of $24,500 of principal and $2,967 of accrued interest.	27,467	27,467

Total notes payable, related parties	2,176,176	2,166,176
Less: unamortized debt discounts	6,567	7,389
Notes payable, related parties, net of discounts	2,169,609	2,158,787
Less: current maturities	82,195	72,195
Notes payable, related parties, long-term portion	$2,087,414	$2,086,592

The Company recorded interest expense pursuant to the stated interest rates on the notes payable, related parties, in the amount of $40,913 and $29,686 for the three months ended March 31, 2025 and 2024, respectively, including $822 and $110 on the amortization of debt discounts for the three months ended March 31, 2025 and 2024, respectively.

ONE WORLD PRODUCTS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 9 – Notes Payable

	March 31,	December 31,
	2025	2024
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

A portion of the proceeds were used to repay the $360,000 Sanguine Group, LLC, and $257,446 of debts owed to the Company’s Vice Chairman, Dr. Kenneth Perego, II. The repayments consisted of aggregate principal of $207,000 and aggregate interest of $50,446.	$1,300,000	$1,300,000

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

Pursuant to the Purchase Agreement with AJB, the Company paid a $120,000 commitment fee (the “Commitment Fee”) to AJB in form of 2,000,000 shares of the Company’s common stock (the “Commitment Fee Shares”). The SPA with AJB includes a make-whole provision, whereby, if AJB is unable to sell the Commitment Fee Shares for net proceeds equal to at least the Commitment Fee, the Company shall cause the issuance of additional shares of common stock to AJB the sale of which would ultimately generate total net funds equal to the Commitment Fee. The Commitment Fee Shares resulted in a debt discount of $80,185 that is being amortized over the life of the loan.	300,000	300,000

On August 18, 2023, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., issued an unsecured promissory note of $35,000 to LDL8 Consulting, LLC for the purchase of equipment from another vendor. The promissory note bears interest at 10% per annum and is due on demand. In the event of default, the interest rate increases to 15% until repayment.	35,000	35,000

Total notes payable	1,635,000	1,635,000
Less: unamortized debt discounts	-	40,647
Notes payable, net of discounts	1,635,000	1,594,353
Less: current maturities	1,635,000	1,594,353
Notes payable, long-term portion	$-	$-

ONE WORLD PRODUCTS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company recognized aggregate debt discounts on the notes payable to for the three months ended March 31, 2025, as follows:

	March 31,	December 31,
	2025	2024

Fair value of commitment shares of common stock	$153,638	$153,638
Fair value of pre-funded warrants	351,638	351,638
Original issue discounts	188,000	188,000
Legal and brokerage fees	43,500	43,500
Total debt discounts	736,776	736,776
Amortization of debt discounts	499,308	696,129
Unamortized debt discounts	$237,468	$40,647

The Company recorded interest expense pursuant to the stated interest rates on the notes payable in the amount of $48,205 and $11,250 for the three months ended March 31, 2025 and 2024, respectively.

The Company recognized interest expense for the three months ended March 31, 2025 and 2024, as follows:

	March 31,	March 31,
	2025	2024

Interest on convertible notes, related party	$-	$15,123
Interest on notes payable, related parties	40,091	29,576
Interest on notes payable	48,205	11,250
Amended warrants	-	-
Amortization of debt discounts, related parties	822	110
Amortization of debt discounts, common stock	5,541	23,555
Amortization of debt discounts, warrants	24,296	-
Amortization of debt discounts	10,811	22,365
Total interest expense	$129,766	$101,979

Note 10 – Convertible Preferred Stock

Preferred Stock

The Company has 10,000,000 authorized shares of $0.001 par value “blank check” preferred stock, of which 500,000 shares have been designated Series A Preferred Stock and 600,000 shares have been designated Series B Preferred Stock, as amended on August 2, 2022. The shares of Series A Preferred Stock and Series B Preferred Stock are each currently convertible into one hundred (100) shares of the Company’s common stock. The Series A Preferred Stock accrues dividends at the rate of 6% per annum, payable in cash as and when declared by the Board or upon a liquidation. The shares of Series B Preferred Stock are not entitled to dividends, other than the right to participate in dividends payable to holders of common stock on an as-converted basis. As of March 31, 2025, there were 114,733 and 238,501 shares of Series A Preferred Stock and Series B Preferred Stock, respectively, issued and outstanding. The Series A and B Preferred Stock are presented as mezzanine equity on the balance sheet due because they carry a stated value of $10 and $15 per share, respectively, and a deemed liquidation clause, which entitles the holders thereof to receive proceeds thereof in an amount equal to the stated value per share, plus any accrued and unpaid dividends, before any payment may be made to holders of common stock. Each share of Preferred Stock carries a number of votes equal to the number of shares of common stock into which such Preferred Stock may then be converted. The Preferred Stock generally will vote together with the common stock and not as a separate class.

The Series A and B Preferred Stock have been classified outside of permanent equity and liabilities. the Series A Preferred Stock embodies conditional obligations that the Company may settle by issuing a variable number of equity shares, and in both the Series A and B Preferred Stock, monetary value of the obligation is based on a fixed monetary amount known at inception.

Preferred Stock Dividends

The Series A Preferred Stock accrues dividends at the rate of 6% per annum, payable in cash as and when declared by the Board or upon a liquidation. The Company recognized $14,757 and $14,916 for the three months ended March 31, 2025 and 2024, respectively. A total of $271,489 of dividends had accrued as of March 31, 2025.

ONE WORLD PRODUCTS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 11 – Commitments and Contingencies

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

Due to challenging economic conditions, OWP SAS filed for protection under Colombian Law 1116 of 2006, which is the primary legislation governing business insolvency proceedings (restructuring and liquidation) (“Reorganization Proceedings”) in Colombia on December 22, 2023. As of March 31, 2025, OWP SAS was involved in a total of 23 separate lawsuits for various civil and labor disputes in the municipal civil courts in Colombia, in the Cities of Bogota, Cali. Funza and Popayán. If the civil courts rule against OWP SAS, we estimate the potential liability from these claims is approximately $310,000. However, this is only an estimate, and our potential liability could be greater.

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

Note 12 – Changes in Stockholders’ Equity

Preferred Stock

The Company has 10,000,000 authorized shares of $0.001 par value “blank check” preferred stock, of which 500,000 shares have been designated Series A Preferred Stock and 600,000 shares have been designated Series B Preferred Stock, See Note 10, above, for a description of the features and issuances of the Series A Preferred Stock and Series B Preferred Stock.

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

ONE WORLD PRODUCTS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Common Stock

The Company is authorized to issue an aggregate of 1 billion shares of common stock with a par value of $0.001, as amended on October 15, 2024. As of March 31, 2025, there were 109,226,421 shares of common stock issued and outstanding.

Common Stock Issued for Services, Related Parties

On March 25, 2025, the Company issued 694,445 shares of common stock to the Company’s Chief Financial Officer. The fair value of the shares was $15,000, based on the closing price of the Company’s common stock on the date of grant.

Amortization of Stock-Based Compensation

A total of $3,808 and $3,852 of stock-based compensation expense was recognized from the amortization of options to purchase common stock over their vesting period during the three months ended March 31, 2025 and 2024, respectively.

Note 13 – Common Stock Options

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

Outstanding Options

Options to purchase an aggregate total of 10,892,000 shares of common stock at a weighted average strike price of $0.14, exercisable over a weighted average life of 5.99 years were outstanding as of March 31, 2025.

The Company recognized a total of $3,808 and $3,852 of compensation expense during the three months ended March 31, 2025 and 2024, respectively, related to common stock options issued in the prior year to officers, directors, and employees that are being amortized over the implied service term, or vesting period, of the options. The remaining unamortized balance of these options is $10,240 as of March 31, 2025.

Note 14 – Warrants

Outstanding Warrants

Warrants to purchase an aggregate total of 24,178,317 shares of common stock at a weighted average strike price of $0.18, exercisable over a weighted average life of 4.6 years were outstanding as of March 31, 2025.

ONE WORLD PRODUCTS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 15 – Segment Reporting

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

For the three months ended March 31, 2025, and the year ended December 31, 2024, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At March 31, 2025, the Company had approximately $11,563,000 of federal net operating losses. The net operating loss carryforwards, if not utilized, will begin to expire in 2025.

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at March 31, 2025 and December 31, 2024, respectively.

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

Departure and Appointment of Officers

On May 7, 2025, the Company’s Chief Financial Officer resigned effective June 30, 2025.

On June 20, 2025, the Company entered into a CFO Consulting Agreement (the “Rowland Agreement”) with William (Bill) Rowland, ASHE, CSI, CPA, pursuant to which Mr. Rowland will serve as the Company’s Interim Chief Financial Officer effective July 1, 2025. The term of the Rowland Agreement shall extend for an as-yet undetermined period of time that is mutually agreeable to both the Company and Mr. Rowland, unless terminated by either party upon 30-days’ notice. Under the Rowland Agreement, Mr. Rowland is to be compensated at the rate of $200 per hour, payable in arrears.

Common Stock Issued for Services, Related Parties

On June 25, 2025, the Company issued 882,353 shares of common stock to the Company’s Chief Financial Officer. The fair value of the shares was $15,000, based on the closing price of the Company’s common stock on the date of grant.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended December 31, 2024 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

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

Results of Operations for the Three Months Ended March 31, 2025 and 2024:

The following table summarizes selected items from the statement of operations for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,		Increase /
	2025	2024	(Decrease)
Revenues	$1,371	$282	$1,089
Cost of goods sold	295	49	246
Gross profit	1,076	233	843

Operating expenses:
General and administrative	98,668	198,847	(100,179)
Professional fees	28,308	578,671	(550,363)
Total operating expenses:	126,976	777,518	(650,542)

Operating loss	(125,900)	(777,285)	(651,385)

Total other expense	(129,766)	(923,737)	(793,971)

Net loss	$(734,599)	$(1,701,022)	$(1,445,356)

Revenues

Revenues during the three months ended March 31, 2025 were $1,371, compared to $282 during the three months ended March 31, 2024, an increase of $1,089, or 386%. Revenues were generated by sales of our CBD product, which has experienced modest growth.

Cost of Goods Sold

Cost of goods sold for the three months ended March 31, 2025 were $295, compared to $49 for the three months ended March 31, 2024, an increase of $246, or 502%. Cost of goods sold for our CBD product consists primarily of finished goods sold. Costs of goods sold increased commensurate with our increased sales of CBD products. Our profit margin during the three months ended March 31, 2025 was 78%, compared to 83% for the three months ended March 31, 2024.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2025 were $98,668, compared to $198,847 during the three months ended March 31, 2024, a decrease of $100,179, or 50%. The expenses for the current period consisted primarily of compensation expenses, office rent, advertising and travel costs. General and administrative expenses decreased primarily due to decreased advertising, promotion, and salaries and wages in the current period. General and administrative expenses included non-cash, stock-based compensation of $15,000 and $33,000 during the three months ended March 31, 2025 and 2024, respectively.

Professional Fees

Professional fees for the three months ended March 31, 2025 were $28,308, compared to $578,671 during the three months ended March 31, 2024, a decrease of $550,363, or 95%. Professional fees included non-cash, stock-based compensation of $3,808 and $462,933 during the three months ended March 31, 2025 and 2024, respectively. Professional fees decreased primarily due to decreased stock-based compensation issued to directors and consultants during the current period.

Other Income (Expense)

Other expenses, on a net basis, for the three months ended March 31, 2025 were $129,766, compared to other expenses, on a net basis, for the three months ended March 31, 2024 of $923,737, a decrease in net expenses of $793,971, or 86%. Other expenses consisted of $129,766 of interest expense, including $30,658 of stock-based finance costs on the amortization of debt discounts for the three months ended March 31, 2025, compared to an early extinguishment of debt in the amount of $724,086 related to common stock issued to related parties as commitment shares on debt modifications, a $97,672 loss on deconsolidation of foreign subsidiaries, and $101,979 of interest expense, including $46,030 of stock-based finance costs on the amortization of debt discounts for the three months ended March 31, 2024.

Net Loss

Net loss for the three months ended March 31, 2025 was $255,666, or $0.00 per share, compared to $1,701,022, or $0.02 per share, during the three months ended March 31, 2024, a decrease of $1,445,356, or 85%. The net loss decreased primarily due to the absence of $724,086 of losses on early extinguishment of debt and $97,672 related to the loss on deconsolidation of foreign subsidiaries that was incurred in the prior period.

Liquidity and Capital Resources

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, financing activities and effect of exchange rate changes on cash for the three months ended March 31, 2025 and 2024:

	2025	2024
Operating Activities	$(52,095)	$(249,750)
Financing Activities	10,000	332,000
Effect of Exchange Rate Changes on Cash	-	(42,328)
Net Increase (Decrease) in Cash	$(42,095)	$39,922

Net Cash Used in Operating Activities

During the three months ended March 31, 2025, net cash used in operating activities was $52,095, compared to net cash used in operating activities of $249,750 for the three months ended March 31, 2024. The cash used in operating activities was primarily attributable to our net loss.

Net Cash Provided by Financing Activities

During the three months ended March 31, 2025, net cash provided by financing activities was $10,000, compared to net cash provided by financing activities of $332,000 for the three months ended March 31, 2024. The current period consisted of $10,000 of proceeds received on debt financing, compared to $285,000 of proceeds received on debt financing, $347,000 of proceeds received on debt financing received by related parties, as partially offset by $300,000 of debt repayments during the three months ended March 31, 2024.

Ability to Continue as a Going Concern

As of March 31, 2025, our balance of cash on hand was $361, and we had negative working capital of $3,351,082 and an accumulated deficit of $31,120,364. We are too early in our development stage to project future revenue levels, and may not be able to generate sufficient funds to sustain our operations for the next twelve months. Accordingly, we will need to raise additional cash to fund our operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. The Company’s revenues consisted of the sale of our Pro-11 CBD rub cannisters.

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

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective as of March 31, 2025.

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

The following issuances of equity securities by the Company during the three-month period ended March 31, 2025 were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder:

Common Stock Issued for Services

On March 25, 2025, the Company issued 694,445 shares of common stock, restricted in accordance with Rule 144, to the Company’s Chief Financial Officer for services provided.

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

On April 21, 2025, the Company the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., received proceeds of $250,000 from Dr. John McCabe, a significant shareholder, in exchange for a promissory note, bearing interest at 10% per annum, due on demand.

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

Date: June 30, 2025

One World Products, Inc.

/s/ Isiah L. Thomas III
Isiah L. Thomas III
Chief Executive Officer
(Principal Executive Officer)

/s/ Todd Peterson
Todd Peterson
Chief Financial Officer
(Principal Financial Officer)

