Form 10-Q
period 2025-06-30
One World Products, Inc.
filed 2025-09-19
CIK 1622244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

The number of shares of registrant’s common stock outstanding as of September 18, 2025, was 110,108,774.

ITEM 1.	FINANCIAL STATEMENTS

ONE WORLD PRODUCTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

	June 30,	December 31,
	2025	2024
	(Unaudited)
Assets

Current assets:
Cash	$13,615	$42,456
Accounts receivable	-	114
Inventory	12,434	16,226
Prepaid expenses	200,171	9,504
Total current assets	226,220	68,300

Total Assets	$226,220	$68,300

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$622,770	$594,059
Accrued expenses	798,263	651,250
Dividends payable	286,246	256,732
Notes payable, related parties, current maturities	82,195	72,195
Notes payable, net of $0 and $40,647 of debt discounts at June 30, 2025 and December 31, 2024, respectively	1,635,000	1,594,353
Total current liabilities	3,424,474	3,168,589

Notes payable, related parties, long-term portion, net of $5,726 and $7,389 of debt discounts at June 30, 2025 and December 31, 2024, respectively	2,498,255	2,086,592

Total Liabilities	5,922,729	5,255,181

Series A convertible preferred stock, $0.001 par value, 500,000 shares authorized; 114,733 shares issued and outstanding at June 30, 2025 and December 31, 2024	1,147,330	1,147,330
Series B convertible preferred stock, $0.001 par value, 600,000 shares authorized; 238,501 shares issued and outstanding at June 30, 2025 and December 31, 2024	3,577,515	3,577,515

Stockholders’ Equity (Deficit):
Series C Preferred stock, $0.001 par value, 8,899,900 shares authorized; 100 shares preferred stock issued and outstanding at June 30, 2025 and December 31, 2024, respectively	-	-
Common stock, $0.001 par value, 1,000,000,000 shares authorized; 110,108,774 and 108,531,976 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	110,108	108,532
Additional paid-in capital	20,854,818	20,844,440
Accumulated (deficit)	(31,386,280)	(30,864,698)
Total Stockholders’ Equity (Deficit)	(10,421,354)	(9,911,726)

Total Liabilities and Stockholders’ Equity (Deficit)	$226,220	$68,300

See accompanying notes to condensed consolidated financial statements.

ONE WORLD PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 and 2024

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30th		June 30th
	2025	2024	2025	2024

Revenues	$282	$1,254	$1,653	$1,536
Cost of goods sold	33	229	328	278
Gross profit	249	1,025	1,325	1,258

Operating expenses:
General and administrative	86,685	150,785	185,353	349,632
Professional fees	84,633	223,667	120,601	802,338
Total operating expenses	171,318	374,452	305,954	1,151,970

Operating loss	(171,069)	(373,427)	(304,629)	(1,150,712)

Other income (expense):
Loss on early extinguishment of debt	-	-	-	(724,086)
Loss on deconsolidation of foreign subsidiaries	-	(122,600)	-	(220,272)
Interest expense	(94,847)	(369,032)	(216,953)	(471,011)
Total other expense	(94,847)	(491,632)	(216,953)	(1,415,369)

Net loss	$(265,916)	$(865,059)	$(521,582)	$(2,566,081)

Other comprehensive loss:
Loss on foreign currency translation	$-	$-	$-	$(42,328)

Net other comprehensive loss	$(265,916)	$(865,059)	$(521,582)	$(2,608,409)
Series A convertible preferred stock declared ($0.60 per share)	(14,757)	(14,916)	(29,514)	(29,832)
Net loss attributable to common shareholders	$(280,673)	$(879,975)	$(551,096)	$(2,638,241)

Weighted average number of common shares outstanding - basic and diluted	117,939,044	112,565,240	117,464,527	99,747,644

Net loss per share - basic and diluted	$(0.002)	$(0.008)	$(0.005)	$(0.026)

See accompanying notes to condensed consolidated financial statements.

ONE WORLD PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

									Accumulated		Total
	Series A Convertible		Series B Convertible				Additional		Other		Stockholders’
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Subscriptions	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Loss	Deficit	(Deficit)

Balance, March 31, 2025	114,733	$1,147,330	238,501	$3,577,515	109,226,421	$109,226	$20,847,797	$-	$-	$(31,120,364)	$(10,163,341)

Common Stock issued for services	-	-	-	-	882,353	882	14,118	-	-	-	15,000

Amortization of common stock options issued for services	-	-	-	-	-	-	7,660	-	-	-	7,660

Series A convertible preferred stock dividend declared ($0.60 per share)	-	-	-	-	-	-	(14,757)	-	-	-	(14,757)

Net loss	-	-	-	-	-	-	-	-	-	(265,916)	(265,916)

Balance, June 30, 2025	114,733	$1,147,330	238,501	$3,577,515	110,108,774	$110,108	$20,854,818	$-	$-	$(31,386,280)	$(10,421,354)

									Accumulated
	Series A Convertible		Series B Convertible				Additional		Other		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Subscriptions	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Loss	Deficit	Deficit

Balance, March 31, 2024	99,733	$997,330	238,501	$3,577,515	111,092,849	$111,093	$19,646,892	$69,695	$-	$(28,630,708)	$(8,803,028)

Common Stock issued for services	-	-	-	-	1,631,680	1,632	99,313	(12,222)	-	-	88,723

Common Stock issued for debt commitment fees	-	-	-	-	2,000,000	2,000	78,185	-	-	-	80,185

Relative Fair Value for Warrants issued for Loan Commitment	-	-	-	-			351,638	-	-	-	351,638

Cancellation of Common Stock held by debt holder in Escrow	-	-	-	-	(10,394,610)	(10,395)	10,395	-	-	-	-

Amortization of common stock options issued for services	-	-	-	-	-	-	3,852	-	-	-	3,852

Series A convertible preferred stock dividend declared ($0.60 per share)	-	-	-	-	-	-	(14,916)	-	-	-	(14,916)

Net loss	-	-	-	-	-	-	-	-	-	(865,059)	(865,059)

Balance, June 30, 2024	99,733	$997,330	238,501	$3,577,515	104,329,919	$104,330	$20,175,359	$57,473	$-	$(29,495,767)	$(9,158,605)

See accompanying notes to condensed consolidated financial statements.

ONE WORLD PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Series A Convertible		Series B Convertible				Additional		Accumulated Other		Total Stockholders’
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Subscriptions	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Loss	Deficit	(Deficit)

Balance, December 31, 2024	114,733	$1,147,330	238,501	$3,577,515	108,531,976	$108,532	$20,844,440	$-	$-	$(30,864,698)	$(9,911,726)

Common Stock issued for services	-	-	-	-	1,576,798	1,576	28,424	-	-	-	30,000

Amortization of common stock options issued for services	-	-	-	-	-	-	11,468	-	-	-	11,468

Series A convertible preferred stock dividend declared ($0.60 per share)	-	-	-	-	-	-	(29,514)	-	-	-	(29,514)

Net loss	-	-	-	-	-	-	-	-	-	(521,582)	(521,582)

Balance, June 30, 2025	114,733	$1,147,330	238,501	$3,577,515	110,108,774	$110,108	$20,854,818	$-	$-	$(31,386,280)	$(10,421,354)

	Series A Convertible		Series B Convertible				Additional		Accumulated Other		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Subscriptions	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Loss	Deficit	Deficit

Balance, December 31, 2023	99,733	$997,330	238,501	$3,577,515	79,827,618	$79,828	$18,414,456	$45,000	$42,328	$(26,929,686)	$(8,348,074)

Common Stock issued for services	-	-	-	-	8,781,301	8,781	559,550	12,473	-	-	580,804

Common Stock issued for debt commitment fees	-	-	-	-	4,750,000	4,750	158,728	-	-	-	163,478

Relative Fair Value for Warrants issued for Loan Commitment	-	-	-	-			351,638	-	-	-	351,638

Common stock issued pursuant to debt modifications	-	-	-	-	10,971,000	10,971	713,115	-	-	-	724,086

Amortization of common stock options issued for services	-	-	-	-	-	-	7,704	-	-	-	7,704

Series A convertible preferred stock dividend declared ($0.60 per share)	-	-	-	-	-	-	(29,832)	-	-	-	(29,832)

Loss on foreign currency translation	-	-	-	-	-	-	-	-	(42,328)	-	(42,328)

Net loss	-	-	-	-	-	-	-	-	-	(2,566,081)	(2,566,081)

Balance, June 30, 2024	99,733	$997,330	238,501	$3,577,515	104,329,919	$104,330	$20,175,359	$57,473	$-	$(29,495,767)	$(9,158,605)

See accompanying notes to condensed consolidated financial statements.

 ONE WORLD PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2025	2024
Cash flows from operating activities
Net loss	$(521,582)	$(2,566,081)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on early extinguishment of debt	-	724,086
Amortization of debt discounts	42,310	329,310
Common stock issued for services	30,000	580,804
Stock options issued for services	11,468	7,704
Decrease (increase) in assets:
Accounts receivable	114	(18,153)
Inventory	3,792	(24,888)
Other current assets	(190,667)	-
Increase (decrease) in liabilities:
Accounts payable	28,711	7,693
Accrued expenses	147,013	229,818
Net cash used in operating activities	(448,841)	(729,707)

Cash flows from Investment activities
Petulo Pharmaceutical SAS	-	(75,000)
Net Cash provided by Investment activities	-	(75,000)

Cash flows from financing activities
Repayment from Notes Payable, Related Parties	-	(207,000)
Proceeds from notes payable, related parties	420,000	347,000
Proceeds from notes payable	-	1,728,500
Repayments of notes payable	-	(660,000)
Net cash provided by financing activities	420,000	1,208,500

Effect of exchange rate changes on cash	-	(42,328)

Net increase (decrease) in cash	(28,841)	361,465
Cash - beginning	42,456	726
Cash - ending	$13,615	$362,191

Supplemental disclosures:
Interest paid	$96,000	$99,996
Income taxes paid	$-	$-

Non-cash investing and financing transactions:
Dividends payable	$29,514	$29,832
Value of debt discounts attributable to commitment shares to related parties	-	$9,839
Value of debt discounts attributable to commitment shares	-	$153,639
Value of debt discounts attributable to Warrants	-	$351,638

See accompanying notes to condensed consolidated financial statements.

Note 1 – Nature of Business and Significant Accounting Policies

Nature of Business

One World Products, Inc. (the “Company,” “we,” “our” or “us”) was incorporated in Nevada on September 2, 2014. On February 21, 2019, the Company entered into an Agreement and Plan of Merger with OWP Merger Subsidiary, Inc., a wholly owned subsidiary, and OWP Ventures, Inc. (“OWP Ventures January 10, 2019, the Company changed its name from Punto Group, Corp. to One World Pharma, Inc., and on November 23, 2021, the Company changed its name to One World Products, Inc. through the merger of One World Products, Inc., a recently formed Nevada corporation wholly owned by the Company, with and into the Company (the “Name Change Merger”) pursuant to the applicable provisions of the Nevada Revised Statutes (“NRS”). As permitted by the NRS, the articles of merger filed with the Secretary of State of the state of Nevada to affect the Name Change Merger amended Article I of the Company’s Articles of Incorporation to change the Company’s name to “One World Products, Inc.” The Name Change Merger was affected solely to effect the change of the Company’s name, and had no effect on the Company’s officers, directors, operations, assets or liabilities. In July 2025, the Company’s Board of Directors and the Company’s majority shareholder approved a change in the Company’s corporate name to “Isiah Enterprises, Inc.” This change in corporate name will not become effective in the trading markets until such time as FINRA has approved such change.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the following entities, all of which were under common control and ownership at June 30, 2025:

Jurisdiction of
Name of Entity	Incorporation	Relationship
One World Products, Inc.(1)	Nevada	Parent
OWP Ventures, Inc.(2)	Delaware	Subsidiary

(1)	Holding company in the form of a corporation.
(2)	Holding company in the form of a corporation and wholly owned subsidiary of One World Products, Inc.

The consolidated financial statements herein contain the operations of the wholly owned subsidiaries listed above. The Company’s headquarters are located in Las Vegas, Nevada.

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

Cash in Excess of FDIC Insured Limits

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000, under current regulations. The Company did not have any cash more than FDIC insured limits at June 30, 2025, and has not experienced any losses in such accounts.

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

Note 2 –Going Concern

As shown in the accompanying condensed consolidated financial statements as of June 30, 2025, our balance of cash on hand was $13,615, and we had negative working capital of $3,198,254 and an accumulated deficit of $31,386,280. We are too early in our development stage to project future revenue levels and may not be able to generate sufficient funds to sustain our operations for the next twelve months. Accordingly, we may need to raise additional cash to fund our operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

In the event sales do not materialize at the expected rates, management will seek additional financing and would attempt to conserve cash by further reducing expenses. There can be no assurance that we will be successful in achieving these objectives; therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

The condensed consolidated financial statements do not include any adjustments that might result from the outcome of any uncertainty regarding the Company’s ability to continue as a going concern. The condensed consolidated financial statements also do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. Our ability to scale production and distribution capabilities and further increase the value of our brands is largely dependent on our success in raising additional capital.

Note 3 – Related Party Transactions

Debt Financing

During April 2025, the Company, through its wholly owned subsidiary, OWP Ventures, Inc., received proceeds totaling $400,000 from Dr. John McCabe, a significant shareholder, in exchange for a promissory note, bearing interest at 10% per annum, due on demand.

During April and March 2025, the Company, through its wholly owned subsidiary, OWP Ventures, Inc., received an advance of $20,000 from Isiah L. Thomas, III, our Chairman of the Board and CEO, pursuant to an unsecured promissory note due on demand that carries a 10% interest rate.

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

Accounts Payable, Related Parties

The total amount due to one of the Company’s directors was $27,977 at June 30, 2025, and $0 at December 31, 2024.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheet as of June 30, 2025, and December 31, 2024, respectively:

	Fair Value Measurements at June 30, 2025
	Level 1	Level 2	Level 3
Assets
Cash	$13,615	$-	$-
Total assets	13,615	-	-
Liabilities
Notes payable, related parties, net of $5,726 of debt discounts	-	2,580,450	-
Notes payable	-	1,635,000	-
Total liabilities		(4,215,450)	-
	$13,615	$(4,215,450)	$-

	Fair Value Measurements at December 31, 2024
	Level 1	Level 2	Level 3
Assets
Cash	$42,456	$-	$-
Total assets	42,456	-	-
Liabilities
Notes payable, related parties, net of $7,389 of debt discounts	-	2,158,787	-
Notes payable, net of $40,647 of debt discounts	-	1,594,353	-
Total liabilities	-	(3,753,140)	-
	$42,456	$(3,753,140)	$-

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the three months ending June 30, 2025.

Note 5 – Inventory

Inventories are stated at the lower of cost or net realizable value. Cost is determined on a standard cost basis that approximates the first-in, first-out (FIFO) method. Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value. Our CBD products consist entirely of finished goods. Inventory was $12,434 and $16,226 at June 30, 2025 and December 31, 2024, respectively.

Note 6 – Prepaid Expenses

Prepaid expenses at June 30, 2025 and December 31, 2024 , consisted of the following:

	June 30,	December 31
	2025	2024
Prepaid virtual office rent	$-	$95

Prepaid license fees	171	2,813
Prepaid OTC markets listing fees	-	5,600
Prepaid professional fees	-	996
Security Deposit on Eco Bio Plastics Michigan Purchase LOI	100,000	-
Prepaid Acquisition Cost deposit account	100,000	-
Total Period Expenses	200,171	9,504

Note 7 – Accrued Expenses

Accrued expenses consisted of the following on June 30, 2025, and December 31, 2024, respectively:

	June 30,	December 31,
	2025	2024
Accrued compensation	$517,017	$451,018
Accrued Other Expenses	-	9,822
Accrued Interest	281,246	190,410
	$798,263	$651,250

Note 8 – Notes Payable, Related Parties

Notes payable, related parties, consists of the following at June 30, 2025 and December 31, 2024, respectively:

	June 30,	December 31,
	2025	2024

On March 24, 2025, the Company, through its wholly owned subsidiary, OWP Ventures, Inc., issued an unsecured promissory note in the amount of $10,000 to Isiah L. Thomas, III, our Chairman of the Board and CEO, due on demand, that carries a 10% interest rate.	$10,000	$-

On December 26, 2024, the Company, through its wholly owned subsidiary, OWP Ventures, Inc., issued an unsecured promissory note in the amount of $30,000 to Dr. John McCabe, an affiliate investor, due on demand, that carries a 10% interest rate.	30,000	30,000

On December 16, 2024, the Company, through its wholly owned subsidiary, OWP Ventures, Inc., issued an unsecured promissory note in the amount of $8,000 to Isiah L. Thomas, III, our Chairman of the Board and CEO, due on demand, that carries a 10% interest rate.	8,000	8,000

On December 16, 2024, the Company, through its wholly owned subsidiary, OWP Ventures, Inc., received an advance of $10,000 from Dr. Kenneth Perego, II, M.D., our Vice Chairman of the Board, pursuant to an unsecured promissory note due on demand that carries a 10% interest rate.	10,000	10,000

On November 29, 2024, the Company, through its wholly owned subsidiary, OWP Ventures, Inc., received an advance of $24,195 from Dr. Kenneth Perego, II, M.D., our Vice Chairman of the Board, pursuant to an unsecured promissory note due on demand that carries a 10% interest rate.	24,195	24,195

On March 19, 2024, the Company, through its wholly owned subsidiary, OWP Ventures, Inc., received an advance of $50,000 from Joerg Sommer, our then President, pursuant to an unsecured promissory note, maturing on March 1, 2027, that carries a 10% interest rate.	50,000	50,000

On March 15, 2024, the Company, through its wholly owned subsidiary, OWP Ventures, Inc., issued an unsecured promissory note in the amount of $26,116 to Joerg Sommer, our then President, maturing on March 1, 2027, that carries a 10% interest rate. The note was issued in exchange for the cancellation of another promissory note, consisting of $25,000 of principal and $1,116 of accrued interest.	26,116	26,116

On March 15, 2024, the Company, through its wholly owned subsidiary, OWP Ventures, Inc., issued an unsecured promissory note in the amount of $1,803,398 to Dr. John McCabe, an affiliate investor, maturing on March 1, 2027, that carries a 7% interest rate. The note was issued in exchange for the cancellation of a $840,740 convertible note, consisting of $750,000 of principal and $90,740 of accrued interest., and other promissory notes in the aggregate amount of $962,658, consisting of a total of $850,000 of principal and $112,658 of accrued interest.	1,803,398	1,803,398

On March 15, 2024, the Company, through its wholly owned subsidiary, OWP Ventures, Inc., issued an unsecured promissory note in the amount of $337,000 to Dr. Kenneth Perego, II, M.D., our Vice Chairman of the Board, maturing on March 1, 2027, that carries a 10% interest rate. The note was issued in exchange for the cancellation of promissory notes in the aggregate amount of $337,000, consisting entirely of principal . On July 26, 2024, the Company repaid $150,000 for the principal.	187,000	187,000

On March 15, 2024, the Company, through its wholly owned subsidiary, OWP Ventures, Inc., issued an unsecured promissory note in the amount of $27,467 to Isiah L. Thomas, III, our Chairman of the Board and CEO, maturing on March 1, 2027, that carries a 10% interest rate. The note was issued in exchange for the cancellation of another promissory note, consisting of $24,500 of principal and $2,967 of accrued interest.	27,467	27,467

On April 2, 2025, the Company, through its wholly owned subsidiary, OWP Ventures, Inc., issued an unsecured promissory note in the amount of $10,000 to Isiah L. Thomas, III, our Chairman of the Board and CEO, maturing on Demand, that carries a 10% interest rate.	10,000	-

On April 7, 2025, the Company, through its wholly owned subsidiary, OWP Ventures, Inc., issued an unsecured promissory note in the amount of $50,000 to John McCabe, a shareholder, maturing on Demand, that carries a 10% interest rate.	50,000	-

On April 21, 2025, the Company, through its wholly owned subsidiary, OWP Ventures, Inc., issued an unsecured promissory note in the amount of $250,000 to John McCabe, a shareholder, maturing on Demand, that carries a 10% interest rate.	250,000	-

On June 30, 2025, the Company, through its wholly owned subsidiary, OWP Ventures, Inc., issued an unsecured promissory note in the amount of $100,000 to John McCabe, a shareholder, maturing on Demand, that carries a 10% interest rate.	100,000	-

Total notes payable, related parties	2,586,176	2,166,176
Less: unamortized debt discounts	(5,726)	(7,389)
Notes payable, related parties, net of discounts	2,580,450	2,158,787
Less: current maturities	(82,195)	(72,195)
Notes payable, related parties, long-term portion	$2,498,255	$2,086,592

The Company recorded interest expense pursuant to the stated interest rates on the notes payable, related parties, in the amount of $92,151 and $88,104 for the six months ended June 30, 2025, and December 31, 2024, respectively.

Note 9 – Notes Payable

	June 30,	December 31,
	2025	2024
On April 19, 2024, the “Company completed the sale of a 12% promissory note to SDT Equities LLC, a Delaware limited liability company (“SDT”) in the principal amount of $1,300,000 and for a purchase price of $1,196,000 pursuant to a Securities Purchase Agreement between the Company and SDT (the “Purchase Agreement”).

The Note matured on January 19, 2025 (the “Maturity Date”) and bears interest at a rate of 12% per annum. Subject to certain adjustments and following an event of default only, the Notes are convertible into shares of the Company’s common stock at a conversion price equal to the lowest closing price (i) during the previous ten Trading Day (as defined in the note) period ending on the date of issuance of the note, or (ii) during the previous ten Trading Day period ending on the Conversion Date (as defined in the note), whichever is lower. The note is also subject to covenants, events of default, penalties, default interest, and other terms and conditions customary in transactions of this nature.

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

Pursuant to the Purchase Agreement with AJB, the Company paid a $120,000 commitment fee (the “Commitment Fee”) to AJB in form of 2,000,000 shares of the Company’s common stock (the “Commitment Fee Shares”). The SPA with AJB includes a make-whole provision, whereby, if AJB is unable to sell the Commitment Fee Shares for net proceeds equal to at least the Commitment Fee, the Company shall cause the issuance of additional shares of common stock to AJB the sale of which would ultimately generate total net funds equal to the Commitment Fee. The Commitment Fee Shares resulted in a debt discount of $80,185 that is being amortized over the life of the loan.	300,000	300,000

On August 18, 2023, the Company issued an unsecured promissory note of $35,000 to LDL8 Consulting, LLC for the purchase of equipment from another vendor. The promissory note bears interest at 10% per annum and is due on demand. In the event of default, the interest rate increases to 15% until repayment.	35,000	35,000

Total notes payable	1,635,000	1,635,000
Less: unamortized debt discounts	-	(40,647)
Notes payable, net of discounts	1,635,000	1,594,353
Less: current maturities	(1,635,000)	(1,594,353)
Notes payable, long-term portion	$-	$-

The Company recognized aggregate debt discounts on the notes payable to for the six months ended June 30, 2025, and December 31, 2024 as follows:

	June 30,	December 31,
	2025	2024

Fair value of commitment shares of common stock	$153,638	$153,638
Fair value of pre-funded warrants	351,638	351,638
Original issue discounts	188,000	188,000
Legal and brokerage fees	43,500	43,500
Total debt discounts	736,776	736,776
Amortization of debt discounts	(736,776)	(696,129)
Unamortized debt discounts	$-	$40,647

The Company recorded interest expense pursuant to the stated interest rates on the notes payable in the amount of $94,684 and $89,569 for the six months ended June 30, 2025, and December 31, 2024, respectively.

The Company recognized interest expense for the six months ending June 30, 2025 and June 30, 2024, as follows:

	June 30,	June 30,
	2025	2024

Interest on convertible notes, related party	$-	$15,123
Interest on notes payable, related parties	80,830	72,409
Interest on notes payable	93,813	54,169
Amended warrants	-	-
Amortization of Debt Discount related parties	-	2,686
Amortization of debt discounts, common stock	42,310	107,224
Amortization of debt discounts, warrants	-	92,065
Amortization of debt discounts	-	127,335
Total interest expense	$216,953	$471,011

Note 10 – Convertible Preferred Stock

Preferred Stock

The Company has 100,000,000 authorized shares of $0.001 par value “blank check” preferred stock, of which 500,000 shares have been designated Series A Preferred Stock and 600,000 shares have been designated Series B Preferred Stock, as amended on August 2, 2022. The shares of Series A Preferred Stock and Series B Preferred Stock are each currently convertible into one hundred (100) shares of the Company’s common stock. The Series A Preferred Stock accrues dividends at the rate of 6% per annum, payable in cash as and when declared by the Board or upon a liquidation. The shares of Series B Preferred Stock are not entitled to dividends, other than the right to participate in dividends payable to holders of common stock on an as-converted basis. As of June 30, 2025, there were 114,733 and 238,501 shares of Series A Preferred Stock and Series B Preferred Stock, respectively, issued and outstanding. The Series A and B Preferred Stock are presented as mezzanine equity on the balance sheet due because they carry a stated value of $10 and $15 per share, respectively, and a deemed liquidation clause, which entitles the holders thereof to receive proceeds thereof in an amount equal to the stated value per share, plus any accrued and unpaid dividends, before any payment may be made to holders of common stock. Each share of Preferred Stock carries a number of votes equal to the number of shares of common stock into which such Preferred Stock may then be converted. The Preferred Stock generally will vote together with the common stock and not as a separate class.

The Series A and B Preferred Stock have been classified outside of permanent equity and liabilities. The Series A Preferred Stock embodies conditional obligations that the Company may settle by issuing a variable number of equity shares, and in both the Series A and B Preferred Stock, monetary value of the obligation is based on a fixed monetary amount known at inception.

Preferred Stock Dividends

The Series A Preferred Stock accrues dividends at the rate of 6% per annum, payable in cash as and when declared by the Board or upon a liquidation. The Company recognized $29,514 and $29,832 for the three months ended June 30, 2025, and June 30, 2024, respectively. A total of $286,246 and $256,732 of dividends had accrued as of June 30, 2025 and December 31, 2024, respectively.

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

Due to challenging economic conditions, OWP SAS filed for protection under Colombian Law 1116 of 2006, which is the primary legislation governing business insolvency proceedings (restructuring and liquidation) (“Reorganization Proceedings”) in Colombia on December 22, 2023. As of June 30, 2025, OWP SAS was involved in a total of 23 separate lawsuits for various civil and labor disputes in the municipal civil courts in Colombia, in the Cities of Bogota, Cali. Funza and Popayán. If the civil courts rule against OWP SAS, we estimate the potential liability from these claims is approximately $310,000 to OWP SAS where it will not become responsibility of Company. However, this is only an estimate, and our potential liability could be greater.

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

On May 23, 2023, the Company appointed Joerg Sommer to be the Company’s President. In connection with his appointment, the Company entered into an offer letter with Mr. Sommer (the “Offer Letter”) under which he was initially paid an annual base salary of $60,000, which was to increase to $240,000 upon the closing of an offering of the Company’s equity securities that results in gross proceeds to the Company of at least $5,000,000 (“Qualified Offering”). Mr. Sommer received 1,500,000 shares of the Company’s common stock upon his appointment as President; and is entitled to be issued an additional 1,500,000 shares of the Company’s common stock within 60 days of the closing of a Qualified Offering. Mr. Sommer was also entitled to a bonus of up to $380,000 upon the sale of the Company’s equity securities during the term of his employment, as set forth below;

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

Note 12 – Changes in Stockholders’ Equity

Preferred Stock

The Company has 100,000,000 authorized shares of $0.001 par value “blank check” preferred stock, of which 500,000 shares have been designated Series A Preferred Stock and 600,000 shares have been designated Series B Preferred Stock, See Note 10, above, for a description of the features and issuances of the Series A Preferred Stock and Series B Preferred Stock.

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

Common Stock

The Company is authorized to issue an aggregate of 1 billion shares of common stock with a par value of $0.001, as amended on October 15, 2024. As of June 30, 2025, there were 110,108,774 shares of common stock issued and outstanding.

Common Stock Issued for Services, Related Parties

On March 25, 2025 and June 25, 2025, the Company issued a total of 1,576,798 shares of common stock to the Company’s then Chief Financial Officer. The fair value of the shares was $30,000, based on the closing price of the Company’s common stock on the date of grant.

Amortization of Stock-Based Compensation

A total of $11,468 and $7,704 of stock-based compensation expense was recognized from the amortization of options to purchase common stock over their vesting period during the six months ended June 30, 2025 and 2024.

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

Outstanding Options

Options to purchase an aggregate total of 10,704,500 shares of common stock at a weighted average strike price of $0.15, exercisable over a weighted average life of 5.99 years were outstanding as of June 30, 2025.

The Company recognized a total of $11,468 and $7,704 of compensation expense during the six months ended June 30, 2025 and 2024, respectively, related to common stock options issued in the prior year to officers, directors, and employees that are being amortized over the implied service term, or vesting period, of the options. The remaining unamortized balance of these options is $6,388 as of June 30, 2025.

Note 14 – Warrants

Outstanding Warrants

Warrants to purchase an aggregate total of 22,678,317 shares of common stock at a weighted average strike price of $0.19, exercisable over a weighted average life of 4.6 years were outstanding as of June 30, 2025.

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

The Company’s CODM reviews financial information and operational forecasts presented on a consolidated basis for the purpose of making operating decisions and assessing financial performance. The Company’s CODM assesses performance for the Company’s single reportable segment based on the Company’s net loss as reported on the consolidated statement of comprehensive income (loss) was $(521,582) and Total Assets were $226,200 as of the six months ended June 30, 2025.

Note 16 – Income Taxes

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the six months ended June 30 , 2025, and the year ended December 31, 2024, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. As of June 30, 2025 and June 30, 2024, respectively the Company had approximately $11,595,000 and $12,075,000 of federal net operating losses carryforward. The net operating loss-carryforwards prior to year-end 2017 were $125,000 and will expire between 2034 and 2038 if not used to off-set taxable income. The portion of NOL occurring after 2017 are $11,950,000 and can be carried forward indefinitely, offsetting 80% of taxable income per year under the current regulations.

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at June 30, 2025 and December 31, 2024, respectively.

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

Note 17 – Subsequent Events

The Company evaluates events that have occurred after the balance sheet date through the date these financial statements were issued, noting no reportable event, except as follows:

Acquisition of Eco Bio Plastics Midland, Inc.

Asset Purchase Agreement. On June 4, 2025, the Company entered into a Letter of Intent (the “Eco Bio LOI”) with Eco Bio Plastics Midland, Inc. (“Eco Bio”).

Further to the Eco Bio LOI, on July 11, 2025, the Company, EBPIE, LLC, a Michigan limited liability company wholly owned by the Company (“EBPIE”), and Eco Bio signed and closed an Asset Purchase Agreement (the “Eco Bio Asset Agreement”), pursuant to which EBPIE acquired substantially all of the assets of Eco Bio for a total of $515,000 in cash, with $415,000 being paid at the closing and $100,000 having been paid on the execution of the Eco Bio LOI and credited towards the total purchase price.

Employment Agreement. On July 11, 2024, EBPIE entered into an Executive Employment Agreement (the “Saotome Agreement”) with Fukuji Saotome, pursuant to which Mr. Saotome will serve as EBPIE’s Chief Operating Officer. The initial term of the Saotome Agreement ends December 31, 2030, and renews automatically for successive 12-month terms, unless cancelled by either EBPIE or Mr. Saotome upon not less than 90-days’ written notice prior to the end of the then-current term. Under the Saotome Agreement, Mr. Saotome is to be compensated, as follows:

(1)	an annual salary of $250,000 (the “Base Salary”); and

(2)	in addition to his Base Salary, Mr. Saotome shall be eligible for an annual bonus based on a Budgetary NOI Goal established on or before each January 10th during the Term of the Saotome Agreement is achieved. The Budgetary NOI Goal shall be reduced to a writing signed by EBPIE and Mr. Saotome.

Stock Option Grant Notice. On July 11, 2024, the Company entered into an Stock Option Grant Notice (the “Saotome Option Grant”) with Fukuji Saotome, pursuant to which the Company, pursuant to its 2019 Stock Incentive Plan, granted Mr. Saotome an option to purchase up to 5,000,000 shares (the “Saotome Option”) of the Company’s common stock at a per share exercise price of $0.13, with an expiration date of December 31, 2030. The Saotome Option vests on the following schedule: 20% on July 11, 2025; 20% on December 31, 2027; 20% on December 31, 2028; 20% on December 31, 2029; and 20% on December 31, 2030.

Approval of Corporate Actions

Corporate Name Change. In July 2025, the Company’s Board of Directors and the Company’s majority shareholder approved a change in the Company’s corporate name to “Isiah Enterprises, Inc.” This change in corporate name will not become effective in the trading markets until such time as FINRA has approved such change.

Increase in Authorized Capital. In July 2025, the Company’s Board of Directors and the Company’s majority shareholder approved an increase in the number of authorized number of shares of common stock from 250,000,000 shares to 1,000,000,000 shares. The Company expects that such increase will occur on or before November 1, 2025.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended December 31, 2024, and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

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

Overview

We are currently focused on research and development activities involving bio-sustainable solutions. These solutions enable automakers to reduce their carbon footprint and support environmental initiatives within the automotive supply chain. In October of 2024, we partnered with other companies in the automotive industry to produce 1,400 reusable hemp-based molded reusable totes, designed to move and protect automotive parts through the supply chain. We are actively seeking to raise capital and further research and development in this area. If successful, we intend to produce these hemp-based materials for a variety of applications, starting with automotive component applications.

We also entered into a strategic partnership with Stephen Marley’s Kx Family Care in 2024 in which we purchased 2,000 units of CBD products, which we white labeled as Pro-11 and began selling online. There can be no assurances that this strategic partnership will generate significant revenues or be profitable for the Company.

Recent Event – Acquisition of Eco Bio Plastics

Asset Purchase Agreement. On June 4, 2025, the Company entered into a Letter of Intent (the “Eco Bio LOI”) with Eco Bio Plastics Midland, Inc. (“Eco Bio”).

Further to the Eco Bio LOI, on July 11, 2025, the Company, EBPIE, LLC, a Michigan limited liability company wholly owned by the Company (“EBPIE”), and Eco Bio signed and closed an Asset Purchase Agreement (the “Eco Bio Asset Agreement”), pursuant to which EBPIE acquired substantially all of the assets of Eco Bio for a total of $515,000 in cash, with $415,000 being paid at the closing and $100,000 having been paid on the execution of the Eco Bio LOI and credited towards the total purchase price.

Employment Agreement. On July 11, 2024, EBPIE entered into an Executive Employment Agreement (the “Saotome Agreement”) with Fukuji Saotome, pursuant to which Mr. Saotome will serve as EBPIE’s Chief Operating Officer. The initial term of the Saotome Agreement ends December 31, 2030, and renews automatically for successive 12-month terms, unless cancelled by either EBPIE or Mr. Saotome upon not less than 90-days’ written notice prior to the end of the then-current term. Under the Saotome Agreement, Mr. Saotome is to be compensated, as follows:

(1)	an annual salary of $250,000 (the “Base Salary”); and

(2)	in addition to his Base Salary, Mr. Saotome shall be eligible for an annual bonus based on a Budgetary NOI Goal established on or before each January 10th during the Term of the Saotome Agreement is achieved. The Budgetary NOI Goal shall be reduced to a writing signed by EBPIE and Mr. Saotome.

Stock Option Grant Notice. On July 11, 2024, the Company entered into an Stock Option Grant Notice (the “Saotome Option Grant”) with Fukuji Saotome, pursuant to which the Company, pursuant to its 2019 Stock Incentive Plan, granted Mr. Saotome an option to purchase up to 5,000,000 shares (the “Saotome Option”) of the Company’s common stock at a per share exercise price of $0.13, with an expiration date of December 31, 2030. The Saotome Option vests on the following schedule: 20% on July 11, 2025; 20% on December 31, 2027; 20% on December 31, 2028; 20% on December 31, 2029; and 20% on December 31, 2030.

New Business Focus

With the acquisition of Eco Bio, a Midland, Michigan-based manufacturer of plant-based and biodegradable plastics and its developing industrial solutions business targeting the automotive market, we are now focused on industrial compounding food packaging, automotive, and consumer goods sectors.

Eco Bio Plastics brings proprietary formulations and scalable manufacturing capacity that will support our transition into a vertically integrated sustainable materials company. Eco Bio’s advanced micronization and pelletization process enables the production of ultra-small, application-ready biofibers derived from organic matter, including agricultural byproducts, natural fibers and plant-based residues, that offer automotive, food and industrial clients a cost-effective, ESG-compliant alternative to traditional materials. In-house micronization allows Eco Bio to produce fine powder compounds ideal for coatings, polymer blends and talc-free formulations. Its patent-pending process produces the only pelletized bast fiber on the market, opening the door for additional sustainable fiber plastic compounds.

Further, in collaboration with partners in the automotive industry, we have developed hemp-based molded containers for automotive part packaging applications, including reusable totes designed to move and protect automotive parts through the supply chain.

Results of Operations for the Three Months Ended June 30, 2025 and 2024

The following table summarizes selected items from the statement of operations for the three months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Increase /
	2025	2024	(Decrease)
Revenues	$282	$1,254	$(972)
Cost of goods sold	33	229	(196)
Gross profit	$249	$1,025	$(776)

Operating expenses:
General and administrative	86,685	150,785	(64,100)
Professional fees	84,633	223,667	(139,034)
Total operating expenses:	171,348	374,452	(203,383)

Operating loss	(171,099)	(373,427)	(202,358)

Other Income (expense)
Loss on deconsolidation of foreign subsidiaries	-	(122,600)	(122,600)
Interest income	-	-	-
Interest expense	(94,847)	(369,032)	(274,185)
Total Other Income (Expense)	(94,847)	(491,632)	(396,785)

Net loss	$(265,946)	$(865,059)	$(599,143)

Revenues. Revenues during the three months ending June 30, 2025, were $282, compared to $1,254 during the three months ended June 30, 2024, an increase of $972. Revenues were generated by sales of our CBD product, which is a business segment of which we are not currently pursuing. Revenues in future periods will be from the operations of Eco Bio and our industrial hemp business activities.

Cost of Goods Sold. Cost of goods sold for the three months ending June 30, 2025, were $33, compared to $229 for the three months ending June 30, 2024. COGS consists primarily of finished goods sold. Cost of goods sold in future periods will be from the operations of Eco Bio and our industrial hemp business activities

General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2025, were $86,685, compared to $150,785 during the three months ended June 30, 2024, a decrease of $64,100. The expenses for the current period consisted primarily of compensation expenses, office rent, advertising and travel costs. General and administrative expenses decreased primarily due to a decrease in costs related to closing and deconsolidating the South American operations. General and administrative expenses included non-cash, stock-based compensation of $86,685 and $150,785 during the three months ended June 30, 2025, and 2024, respectively.

Professional Fees. Professional fees for the three months ending June 30, 2025, were $84,633, compared to $223,667 during the three months ending June 30, 2024, a decrease of $139,034. Professional fees included non-cash, stock-based compensation of $30,000 and $92,575 during the three months ended June 30, 2025 and 2024, respectively.

Professional fees decreased primarily due to decreased stock-based compensation issued to directors and consultants during the current period.

Depreciation Expense. Depreciation expense for the three months ended June 30, 2025, and 2024 were zero due to the deconsolidation of OWP SAS at December 22, 2023.

Other Income (Expense). Other expenses, on a net basis, for the three months ending June 30, 2025, were $94,847, compared to other expenses, on a net basis, for the three months ended June 30, 2024, of $491,632, a decrease in net other expenses of $404,445. Other expenses consisted of interest expenses of $94,847 for the three months ended June 30, 2025, and, for the three months ended June 30, 2024, $122,600 in loss in deconsolidation of foreign subsidiaries and $369,032 in interest expense. The large reduction in costs is primarily related to the completion of the deconsolidation of foreign subsidiaries.

Net Loss.

Net loss for the three months ending June 30, 2025, was $265,916, compared to $865,059, for the three months ended June 30, 2024, a decrease of $599,143. The net loss decreased primarily due to the absence of losses on early extinguishment of debt and to the loss on deconsolidation of foreign subsidiaries that was incurred in the prior period.

Results of Operations for the Six Months Ended June 30, 2025 and 2024

The following table summarizes selected items from the statement of operations for the six months ended June 30, 2025 and 2024.

	Six Months Ended June 30,		Increase /
	2025	2024	(Decrease)
Revenues	$1,653	$1,536	$117
Cost of goods sold	328	278	(50)
Gross profit	$1,325	$1,258	$67

Operating expenses:
General and administrative	185,353	349,632	(164,279)
Professional fees	120,601	802,338	(681,737)
Total operating expenses:	305,954	1,151,970	(846,016)

Operating loss	(304,629)	(1,150,712)	(846,083)

Other Income (expense)
Loss on extinguishment of debt	-	(724,086)	724,086
Loss on deconsolidation of foreign subsidiaries		(220,272)	220,272
Interest income	-	-	-
Interest expense	(216,953)	(471,011)	(254,058)
Total Other Income (Expense)	(216,953)	(1,415,369)	(1,198,416)

Net loss	$(521,582)	$(2,566,081)	$(2,044,499)

Revenues. Revenues during the six months ending June 30, 2025, were $1,653, compared to $1,536 during the six months ended June 30, 2024, an increase of $117. Revenues were generated by sales of our CBD product, which is a business segment of which we are not currently pursuing. Revenues in future periods will be from the operations of Eco Bio and our industrial hemp business activities.

Cost of Goods Sold. Cost of goods sold for the six months ending June 30, 2025, were $328, compared to $278 for the six months ending June 30, 2024. COGS consists primarily of finished goods sold. Cost of goods sold in future periods will be from the operations of Eco Bio and our industrial hemp business activities

General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2025, were $185,353, compared to $349,632 during the six months ended June 30, 2024, a decrease of $164,279. The expenses for the current period consisted primarily of compensation expenses, office rent, advertising and travel costs. General and administrative expenses decreased primarily due to a decrease in costs related to closing and deconsolidating the South American operations. General and administrative expenses included non-cash, stock-based compensation of $60,000 and $150,785 during the six months ended June 30, 2025, and 2024, respectively.

Professional Fees. Professional fees for the six months ended June 30, 2025, were $120,601, compared to $802,338 during the six months ending June 30, 2024, a decrease of $681,737. Professional fees included non-cash, stock-based compensation of $60,000 and $92,575 during the six months ended June 30, 2025 and 2024, respectively.

Professional fees decreased primarily due to decreased stock-based compensation issued to directors and consultants during the current period.

Depreciation Expense. Depreciation expense for the six months ended June 30, 2025, and 2024 were zero due to the deconsolidation of OWP SAS at December 22, 2023.

Other Income (Expense). Other expenses, on a net basis, for the six months ending June 30, 2025, were $224,613, compared to other expenses, on a net basis, for the six months ending June 30, 2024, of $1,415,369, a decrease in net other expenses of $1,190,656. Other expenses consisted of interest expenses of $224,613 for the six months ended June 30, 2025, and, for the six months ended June 30, 2024, $724,086 in loss on extinguishment of debt, $220,272 in loss in deconsolidation of foreign subsidiaries and $471,011 in interest expense. The large reduction in costs is primarily related to the completion of the deconsolidation of foreign subsidiaries and the absence of losses on early extinguishment of debt.

Net Loss. Net loss for the six months ending June 30, 2025, was $521,582, compared to $2,566,081, for the six months ended June 30, 2024, a decrease of $2,044,499. The net loss decreased primarily due to the absence of losses on early extinguishment of debt and to the loss on deconsolidation of foreign subsidiaries that was incurred in the prior period.

Liquidity and Capital Resources

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, financing activities and effect of exchange rate changes on cash for the six months ended June 30, 2025, and 2024:

	2025	2024
Operating Activities	$(448,841)	$(729,707)
Investing Activities	-	(75,000)
Financing Activities	420,000	1,208,500
Effect of Exchange Rate Changes on Cash	-	(42,328)
Net Increase (Decrease) in Cash	$(28,841)	$361,465

Net Cash Used in Operating Activities

During the six months ending June 30, 2025, net cash used in operating activities was $448,841 compared to net cash used in operating activities of $729,707 for the six months ended June 30, 2024. The cash used in operating activities was primarily attributable to our net loss.

Net Cash Provided by Investing Activities

During the six months ending June 30, 2025, net cash provided by The Investing activity in the current period is $0 compared to $75,000 of proceeds used for investing in Subsidiary.

Net Cash Provided by Financing Activities

During the six months ending June 30, 2025, net cash provided by financing activities was $420,000 compared to net cash provided by financing activities of $1,208,500 for the six months ending June 30, 2024.

Ability to Continue as a Going Concern

As of June 30, 2025, our balance of cash on hand was $13,615 and we had negative working capital of $3,198,254 and an accumulated deficit of $31,386,280. We are too early in our development stage to project future revenue levels and may not be able to generate sufficient funds to sustain our operations for the next twelve months. Accordingly, we will need to raise additional cash to fund our operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

In the event sales do not materialize at the expected rates, management will seek additional financing and will attempt to conserve cash by further reducing expenses. There can be no assurance that we will be successful in achieving these objectives; therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

The condensed consolidated financial statements do not include any adjustments that might result from the outcome of any uncertainty regarding the Company’s ability to continue as a going concern. The condensed consolidated financial statements also do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. Our ability to scale production and distribution capabilities and further increase the value of our brands is largely dependent on our success in raising additional capital.

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

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective as of June 30, 2025.

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

The following issuances of equity securities by the Company during the six-month period ended June 30, 2025, were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder:

Common Stock Issued for Services

On June 25, 2025, the Company issued a total of 882,353 shares of common stock to the Company’s then, Chief Financial Officer restricted in accordance with Rule 144. The fair value of the shares was $15,000, based on the closing price of the Company’s common stock on the date of grant.

In connection with the above security issuance, we did not pay any underwriting discounts or commissions. None of the sales of securities described or referred to above was registered under the Securities Act. In making the sales without registration under the Securities Act, we relied upon one or more of the exemptions from registration contained in Section 4(2) of the Securities Act, and in Regulation D promulgated under the Securities Act. No general solicitation or advertising was used in connection with the sales.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Submission of Matters to a Vote of Security Holders.

On July 28, 2025, the holder of a majority of the voting power of the Company approved an increase in the number of authorized shares of common stock to 1,000,000,000 shares and to change the name of the Company to “Isiah Enterprises, Inc.”

Securities Trading Plans of Directors and Executive Officers

None of the Company’s directors and officers has adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408(c) of Regulation S-K) during the three months ended June 30, 2025.

Related-Party Loans

On March 24, 2025, the Company, through its wholly owned subsidiary, OWP Ventures, Inc., received an advance of $10,000 from Isiah L. Thomas, III, our Chairman of the Board and CEO, pursuant to an unsecured promissory note due on demand that carries a 10% interest rate.

On April 21, 2025, the Company, through its wholly owned subsidiary, OWP Ventures, Inc., received proceeds of $250,000 from Dr. John McCabe, a significant shareholder, in exchange for a promissory note, bearing interest at 10% per annum, due on demand.

On April 7, 2025, the Company, through its wholly owned subsidiary, OWP Ventures, Inc., received proceeds of $50,000 from Dr. John McCabe, a significant shareholder, in exchange for a promissory note, bearing interest at 10% per annum, due on demand.

On April 2, 2025, the Company, through its wholly owned subsidiary, OWP Ventures, Inc., received an advance of $10,000 from Isiah L. Thomas, III, our Chairman of the Board and CEO, pursuant to an unsecured promissory note due on demand that carries a 10% interest rate.

On June 30, 2025, the Company, through its wholly owned subsidiary, OWP Ventures, Inc., received an advance of $100,000 from Dr. John McCabe, a significant shareholder, in exchange for a promissory note promissory note due on demand that carries a 10% interest rate. These funds were deposited in an escrow with the CFO, William Rowland, for payment of due diligence and costs related to the acquisition effort acquisition of the assets of Eco Bio Plastic Michigan Inc. from the bankruptcy trustee of its parent company in Japan.

Accounts Payable, Related Party

Accounts payable, related parties, at June 30, 2025, is $27,977, representing the total amount due to one of the Company’s directors, on account.

Subsequent Events involving Eco Bio Plastics Michigan asset acquisition

On July 15, and July 22, 2025, the Company, through its wholly owned subsidiary, OWP Ventures, Inc., received an advance of $40,000 and $20,000, respectively, from an affiliate of Isiah L. Thomas, III, our Chairman of the Board and CEO, pursuant to an unsecured promissory note due on demand that carries a 10% interest rate. The funds were used primarily to support operating costs at Eco Bio during the transition to EPID LLC, DBA: Eco Bio Plastics Michigan as it took control of the new asset.

As the time of the acquisition, July 11, 2025, of Eco Bio assets approached Isiah L. Thomas, III, our Chairman of the Board and CEO, proposed a secured Exchange Note and Deed of Trust benefitting Dr. John McCabe which would provide collateral for $1,250,000 in advances from Dr. McCabe to support the acquisition and the operation of the new business unit.

Dr. McCabe provided $500,000 in advances in April through June 30, 2025, which will be exchanged for and included in the collateralized note. The Note will cover additional commitments including $415,000 on July 13, 2025, for the purchase of Eco Bio, with $60,000 to be funded August 4, 2025, $90,000 to be funded August 18, 2025, $150,000 to be funded on September 12, 2025, and a future commitment for $75,000. These last payments are to support the carrying costs, acquisition, audit, professional fees, etc. used to complete the transaction. A total commitment of $1,500,000 secured by a Note and Deed of Trust on the acquired facilities. Such note would accrue interest at 12% and be due January 31, 2027, or extended for a change in terms to providing for monthly payments on the 1st of each month beginning February 2027, amortized over a 10-year term, and due January 31, 2028.

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

The operations of OWP Colombia have previously been deconsolidated. As such, we do not expect judicial liquidation to have a significant impact on the Company’s financial statements.

ITEM 6.	Exhibits

Exhibit	Description
2.1	Agreement and Plan of Merger dated February 21, 2019, among the Company, OWP Merger Subsidiary Inc. and OWP Ventures, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2019)
3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 24, 2014)
3.2	Certificate of Amendment to Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 8, 2019)
3.3	Certificate of Amendment to Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2020)
3.4	Certificate of Designation of Series A Preferred Stock of the Company dated June 1, 2020 (incorporated by reference to Exhibit 3.4 of the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 26, 2020)
3.5	Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 24, 2014)
3.6	Certificate of Designation of Series B Preferred Stock of the Company dated February 2, 2021 (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 8, 2021)
3.7	Certificate of Designation of Series C Special Preferred Stock
4.1	Promissory Note of the Company in the Principal Amount of $300,000 issued to AJB Capital Investments LLC, dated June 23, 2023 (incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 5, 2023)
10.1+	2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2020)
10.2+	Form of Stock Option Grant Notice for grants under the 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2020)
10.3+	Form of Option Agreement for grants under the 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2020)
10.4+	Letter Agreement between the Company and Isiah L. Thomas, III, dated June 3, 2020 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 9, 2020)
10.5	Securities Purchase Agreement, dated as of June 23, 2023, between the Company and AJB Capital Investments LLC (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 5, 2023)
10.6	Securities Purchase Agreement, dated as of February 7, 2021, between the Company and ISIAH International LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 8, 2021)
10.7	Registration Rights Agreement, dated June 23, 2023, between the Company and AJB Capital Investments LLC (incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 5, 2023)
10.8	Commercial Lease Agreement dated November 26, 2021, between R&B Inversiones S.A.S. and One World Pharma S.A.S. (incorporated by reference to Exhibit 10.10 of the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 16, 2022)
10.9	Purchase Agreement, dated September 1, 2022, between the Company and Tysadco Partners, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 7, 2022)
10.10	Securities Purchase Agreement, dated September 1, 2022, between the Company and Tysadco Partners, LLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 7, 2022)
10.11	Registration Rights Agreement, dated September 1, 2022, between the Company and Tysadco Partners, LLC (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 7, 2022)
10.12	Convertible Promissory Note Purchase Agreement, dated September 16, 2022, between the Company and Dr. John McCabe (incorporated by reference to Exhibit 10.15 of the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission by One World Products, Inc. on November 14, 2022)
10.13	Convertible Note, dated September 16, 2022, between One World Products, Inc. and Dr. John McCabe (incorporated by reference to Exhibit 10.16 of the Form 10-Q filed with the Securities and Exchange Commission by on November 14, 2022)
10.14+	Offer Letter dated April 25, 2023 by and between the Company and Jeorg Sommer (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 2023)
10.15+	Employment, Confidentiality and Proprietary Rights Agreement, dated July 1, 2024, between the Company and Todd Peterson (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 5, 2024)
10.16	Exchange Agreement, dated November 8, between the Company and Isiah L. Thomas, III
10.17+	CFO Consulting Agreement dated June 20, 2025, between the Company and William (Bill) Rowland, d/b/a W.P. Rowland Properties Corp.
10.18	Asset Purchase Agreement among the Company, EBPIE, LLC and Eco Bio Plastics Midland, Inc.
10.19	Executive Employment Agreement between EBPIE, LLC and Fukuji Saotome
10.20	Stock Option Grant Notice between the Company and Fukuji Saotome
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
32.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Schema Document
101.CAL*	Inline XBRL Calculation Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document
101.LAB*	Inline XBRL Labels Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

+ Compensatory plan or agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 19, 2025.

One World Products, Inc.

/s/ Isiah L. Thomas III
Isiah L. Thomas III
Chief Executive Officer
(Principal Executive Officer)

/s/ William Rowland
William Rowland
Chief Financial Officer
(Principal Financial Officer)

