Form 10-Q
period 2025-09-30
One World Products, Inc.
filed 2026-01-02
CIK 1622244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

The number of shares of registrant’s common stock outstanding as of January 2, 2026, was 120,108,774.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ONE WORLD PRODUCTS, INC.

CONDENSED COMBINED BALANCE SHEETS

	September 30,	December 31,
	2025	2024
	(Unaudited)	(Audited)
Assets

Current assets:
Cash	$168,620	$42,456
Accounts receivable	46,323	$114
Inventory	66,864	$16,226
Prepaid expenses	22,747	$9,504
Total current assets	304,554	68,300
Other Assets:

Fixed assets:
Furniture, fixtures and equipment	324,810	-
Manufacturing machinery	3,330,050	-
Building, land and improvements	2,810,000	-
Less: Accumulated Depreciation	(148,001)	-
Net Fixed Assets	6,316,859	-

Total Assets	$6,621,413	$68,300

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$707,250	$594,059
Accrued expenses	873,454	$460,840
Dividends payable	301,003	$256,732
Accrued Interest	253,977	$190,410
Notes payable, related parties, current maturities	487,272	$72,195
Notes payable, net of $0 and $40,647 of debt discounts at September 30, 2025 and December 31, 2024, respectively	1,635,000	$1,594,353
Total current liabilities	4,257,956	3,168,589

Notes payable, related parties, long-term portion, net of $4,922 and $5,726 of debt discounts at September 30, 2025 and December 31, 2024, respectively	2,808,981	2,086,592

Total Liabilities	7,066,937	5,255,181

Series A convertible preferred stock, $0.001 par value, 500,000 shares authorized; 114,733 shares issued and outstanding at September 30, 2025 and December 31, 2024	1,147,330	1,147,330
Series B convertible preferred stock, $0.001 par value, 600,000 shares authorized; 238,501 shares issued and outstanding at September 30, 2025 and December 31, 2024	3,577,515	3,577,515

Stockholders’ Equity (Deficit):
Series C Preferred stock, $0.001 par value, 8,899,900 shares authorized; 100 shares preferred stock issued and outstanding at September 30, 2025 and December 31, 2024, respectively	-	-
Common stock, $0.001 par value, 1,000,000,000 shares authorized; 110,108,774 and 108,531,976 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	110,108	108,532
Additional paid-in capital	20,840,061	20,844,440

Accumulated (deficit)-End of Period	(26,120,538)	(30,864,698)

Total Stockholders’ Equity (Deficit)	(5,170,369)	(9,911,726)

Total Liabilities and Stockholders’ Equity (Deficit)	$6,621,413	$68,300

See accompanying notes to condensed consolidated financial statements.

ONE WORLD PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30th		September 30th
	2025	2024	2025	2024

Revenues	$49,966	$1,517	$51,619	$3,053
Cost of goods sold	1,375	310	1,703	588
Gross revenue (loss)	48,591	1,207	49,916	2,465

Operating expenses:
Salaries, wages, taxes & benefits	250,800	-	250,800	-
General and administrative	17,150	203,242	202,503	552,874
Professional fees	157,781	169,596	278,383	971,934
Total operating expenses	425,731	372,838	731,686	1,524,808

Operating loss	(377,140)	(371,631)	(681,770)	(1,522,343)

Other income (expense):
Gain on acquisition of business	6,049,860	-	6,049,860	-
Loss on early extinguishment of debt	-	-	-	(724,086)
Loss on deconsolidation of foreign subsidiaries	-	(22,359)	-	(242,631)
Loss on sale of fixed assets	(841)	-	(841)	-
Interest expense	(258,135)	(340,609)	(475,088)	(811,620)
Depreciation expense	(148,001)		(148,001)
Total other income (expense)	5,642,883	(362,968)	5,425,930	(1,778,337)

Net income (loss) before other comprehensive income (loss)	5,265,743	(734,599)	4,744,160	(3,300,680)

Other comprehensive income (loss):
Loss on foreign currency translation	-	-	-	(42,328)

Net income (loss)	5,265,743	(734,599)	4,744,160	(3,343,008)
Series A convertible preferred stock dividend ($0.60 per share)	(14,756)	(15,083)	(44,270)	(44,915)
Net income (loss) attributable to common shareholders	$5,250,987	$(749,682)	$4,699,890	$(3,387,923)

Weighted average number of common shares outstanding - basic and diluted	118,775,441	113,618,305	117,707,050	104,404,946

Net income (loss) per share - basic and diluted	$0.044	$(0.010)	$0.040	$(0.030)

See accompanying notes to condensed consolidated financial statements

ONE WORLD PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

For the Three Months Ended September 30, 2025					For the Three Months Ended September 30, 2025
	Series A Convertible		Series B Convertible				Additional		Unamortized		Total Stockholders’
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Subscriptions	Stock-based	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Compensation	Deficit	(Deficit)
Balance, June 30, 2025	114,733	$1,147,330	238,501	$3,577,515	110,108,774	$110,108	$20,854,818	$-		$(31,386,280)	$(10,421,354)

Common Stock issued for services	-	-	-	-				-	-	-	-

Amortization of common stock options issued for services	-	-	-	-	-	-		-	-	-	-

Series A convertible preferred stock dividend declared ($0.60 per share)	-	-	-	-	-		(14,757)	-	-	-	(14,757)

Net income	-	-	-	-	-	-	-	-	-	5,265,743	5,265,743

Balance, September 30, 2025	114,733	$1,147,330	238,501	$3,577,515	110,108,774	$110,108	$20,840,061	$-	$-	$(26,120,538)	$(5,170,369)

For the Three Months Ended September 30, 2024					For the Three Months Ended September 30, 2024
	Series A Convertible		Series B Convertible				Additional		Accumulated Other		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Subscriptions	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Loss	Deficit	Deficit
Balance June 30, 2024	99,733	$997,330	238,501	$3,577,515	104,329,919	$104,330	$20,175,359	$57,473	$-	$(29,495,767)	$(9,158,605)

Common Stock issued for services	-	-	-	-	1,560,651	1,561	54,833	(12,473)	-	-	43,921

Preferred Stock Series A sold	15,000	150,000	-	-				-	-	-	-

Cancellation of subscriptions payable							$45,000	$(45,000)

Relative Fair Value for Warrants amended	-	-	-	-			51,008	-	-	-	51,008

Amortization of common stock options issued for services	-	-	-	-	-	-	3,893	-	-	-	3,893

Series A convertible preferred stock dividend declared ($0.60 per share)	-	-	-	-	-	-	(15,083)	-	-	-	(15,083)

Net loss	-	-	-	-	-	-	-	-	-	(734,599)	(734,599)

Balance, September 30, 2024	114,733	$1,147,330	238,501	$3,577,515	105,890,570	$105,891	$20,315,010	$-	$-	$(30,230,366)	$(9,809,465)

See accompanying notes to condensed consolidated financial statements.

For the Nine Months Ended September 30, 2025					For the Nine Months Ended September 30, 2025
	Series A Convertible		Series B Convertible				Additional		Accumulated Other		Total Stockholders’
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Subscriptions	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Loss	Deficit	(Deficit)

Balance, December 31, 2024	114,733	$1,147,330	238,501	$3,577,515	108,531,976	$108,532	$20,844,440			$(30,864,698)	$(9,911,726)

Common Stock issued for services	-	-	-	-	1,576,798	1,576	28,424	-	-	-	30,000

Amortization of common stock options issued for services	-	-	-	-	-	-	11,468	-	-	-	11,468

Reverse common stock Subscription											-
Series A convertible preferred stock dividend declared ($0.60 per share)	-	-	-	-	-	-	(44,271)	-	-	-	(44,271)
											-
Net income	-	-	-	-	-	-	-	-	-	4,744,160	4,744,160

Balance, September 30, 2025	114,733	$1,147,330	238,501	$3,577,515	110,108,774	$110,108	$20,840,061	$-	$-	$(26,120,538)	$(5,170,369)

For the Nine Months Ended September 30, 2024					For the Nine Months Ended September 30, 2024
									Accumulated
	Series A Convertible		Series B Convertible				Additional		Other		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Subscriptions	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Loss	Deficit	Deficit

Balance, December 31, 2023	99,733	$997,330	238,501	$3,577,515	79,827,618	$79,828	$18,414,456	$45,000	$42,328	$(26,929,686)	$(8,348,074)

Series A Convertible Preferred Stock sold for cash	15,000	$150,000

Common Stock issued for services	-	-	-	-	10,341,952	10,342	614,383		-	-	624,725

Common Stock issued pursuant to debt modification					10,971,000	10,971	713,115				724,086

Common Stock issued for debt commitment fees	-	-	-	-	4,750,000	4,750	158,728	-	-	-	163,478

Cancellation of Subscription							45,000	(45,000)			-

Amended Warrants							51,008				51,008

Relative Fair Value for Warrants issued for Loan Commitment	-	-	-	-			351,638	-	-	-	351,638

Common stock issued pursuant to debt modifications	-	-	-	-				-	-	-	-

Amortization of common stock options issued for services	-	-	-	-	-	-	11,597	-	-	-	11,597

Series A convertible preferred stock dividend declared ($0.60 per share)	-	-	-	-	-	-	(44,915)	-	-	-	(44,915)

Preferred Stock Series A sold

Loss on foreign currency translation	-	-	-	-	-	-	-	-	(42,328)	-	(42,328)

Net loss	-	-	-	-	-	-	-	-	-	(3,300,680)	(3,300,680)

Balance, September 30, 2024	114,733	$1,147,330	238,501	$3,577,515	105,890,570	$105,891	$20,315,010	$-	$-	$(30,230,366)	$(9,809,465)

See accompanying notes to condensed consolidated financial statements.

ONE WORLD PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30th
	2025	2024
Cash flows from operating activities
Net Gain (loss)	$4,744,160	$(3,300,680)
Adjustments to reconcile net loss to net cash used in operating activities:
Bargain Purchase Gain	(6,049,860)	-
Depreciation expense	148,001	-
Loss on early extinguishment of debt	-	724,086
Amortization of debt discounts	43,111	529,423
Common stock issued for services	30,000	624,725
Stock options issued for services	11,469	11,597
Stock amortization-warrants	-
Amended stock warrants	-	51,008
Decrease (increase) in assets:
Accounts receivable	(46,209)	(179)
Inventory	(50,638)	(16,633)
Other current assets	(13,243)	(3,585)
Increase (decrease) in liabilities:
Accounts payable	113,191	46,322
Accrued expenses	476,181	323,648

Net cash used in operating activities	(593,837)	(1,010,268)

Cash flows from Investment activities
Petulo Pharmaceutical SAS	-	(75,000)
Investment in Eco Bio - Purchase Price	(415,000)
Net Cash used in Investment activities	(415,000)	(75,000)

Cash flows from financing activities
Repayment from notes payable, related parties	-	347,000
Proceeds from notes payable, related parties	1,135,000	(357,000)
Proceeds from notes payable	-	1,728,500
Repayments of notes payable	-	(660,000)
Proceeds from sale of stock	-	150,000
Net cash provided by financing activities	1,135,000	1,208,500

Effect of exchange rate changes on cash	-	(42,328)

Net increase (decrease) in cash	126,164	80,904
Cash - beginning	42,456	726
Cash - ending	$168,620	$81,630

Supplemental disclosures:
Interest paid	$135,000	$147,996
Income taxes paid	$-	$-

Non-cash investing and financing transactions:
Dividends payable	$44,271	$44,915
Value of debt discounts attributable to commitment shares to related parties	$3,893	$9,839
Value of debt discounts attributable to commitment shares	-	$153,639
Value of debt discounts attributable to Warrants	-	$351,638

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

On July 14, 2025, the Company, completed the acquisition of the assets of Eco Bio Plastics Midland, Inc. (“Eco Bio Plastics”). With global demand surging for sustainable materials, and new regulatory incentives aligning with our strengths, Eco Bio Plastics is positioned to become one of the fastest-growing players in American green manufacturing. Eco Bio Plastics advanced micronizeation and pelletization process enables the production of ultra-small, application-ready biofibers derived from organic matter including agricultural byproducts, natural fibers, and plant-based residues - offering automotive, food, and industrial clients a cost-effective, ESG-compliant alternative to traditional materials. In-house micronizeation allows Eco Bio to produce fine powder compounds ideal for coatings, polymer blends, and talc-free formulations - meeting growing demand for recyclable, lightweight, and high-performance solutions across multiple sectors. Its patent-pending process produces the only pelletized bast fiber on the market, opening the door for additional sustainable fiber plastic compounds.

In July 2025, the Company’s Board of Directors and the Company’s majority shareholder approved an increase in the number of authorized number of shares of common stock from 250,000,000 shares to 1,000,000,000 shares. The Company expects that such increase will occur on or before November 1, 2025.

Basis of Presentation

The accompanying consolidated financial statements, except for the unaudited pro forma financial information presented for illustrative purposes, have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and the rules of the Securities and Exchange Commission (SEC). Intercompany accounts and transactions have been eliminated.

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

The unaudited proforma condensed statement of operations gives effect to the acquisition of Eco Bio Plastics as if the transaction had occurred on January 1, 2025. The unaudited pro forma information is presented for informational purposes only and does not purport to represent the results of operations that would have occurred had the acquisition been completed on that date, nor is it necessarily indicative of future operating results.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the following entities, all of which were under common control and ownership at September 30, 2025:

Jurisdiction of
Name of Entity	Incorporation	Relationship
One World Products, Inc.(1)	Nevada	Parent
OWP Ventures, Inc.(2)	Delaware	Subsidiary
Eco Bio Plastics Michigan (3)	Michigan	Subsidiary

(1)	Holding company in the form of a corporation.

(2)	Holding company in the form of a corporation and wholly owned subsidiary of One World Products, Inc. and former owner of the discontinued business units in Columbia.

(3)	Wholly owned subsidiary of One World Products, Inc., is a registered trade name for EBPIE, LLC a Michigan limited liability company formed to acquire the assets and business of Eco Bio Plastics Midland, Inc. and operate a manufacturing plant in Midland, Michigan.

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

Segment Reporting

ASC Topic 280, “Segment Reporting,” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company operates as two segments and will evaluate additional segment disclosure requirements as it expands its operations.

Our segment revenue, costs and net income are as follows:

	OWP Ventures	Eco Bio
Revenues	$1,653	$49,966
Costs	939,117	(5,631,659)
Net income (loss)	$(937,464)	$5,681,625
Total assets	$66,651	$6,554,762

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

Cash in Excess of FDIC Insured Limits

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000, under current regulations. The Company did not have any cash in excess of FDIC insured limits at September 30, 2025, and has not experienced any losses in such accounts.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company previously recognized revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied.

Currently the Company manufactures products and provides research and development production studies under custom work orders. Net revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services and is recognized when performance obligations are satisfied under the terms of contracts with customers.

A performance obligation is deemed to be satisfied by the Company when control of the product or service is transferred to the customer. The transaction price of a contract, or the amount the Company expects to receive upon satisfaction of the performance obligation, is determined by reference to the contract’s terms and includes adjustments. If an estimate is required, these allowances are determined using the expected value method, which is typically based upon historical rates. The timing of revenue recognition for product is at a point in time.

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

Note 2 –Going Concern

As shown in the accompanying condensed consolidated financial statements as of September 30, 2025, our balance of cash on hand was $168,620, and we had negative working capital of $3,953,402 and an accumulated deficit of $26,120,538. We are too early in our development stage to project future revenue levels and may not be able to generate sufficient funds to sustain our operations for the next twelve months. Accordingly, we may need to raise additional cash to fund our operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 3 – Acquisition

Acquisition of Eco Bio Plastics Midland, Inc.

Asset Purchase Agreement. On June 4, 2025, the Company entered into a Letter of Intent (the “Eco Bio LOI”) with Eco Bio Plastics Midland, Inc. (“Eco Bio”).

Further to the Eco Bio LOI, on July 11, 2025, the Company, EBPIE, LLC, a Michigan limited liability company wholly owned by the Company (“EBPIE”), and Eco Bio signed and closed an Asset Purchase Agreement (the “Eco Bio Asset Agreement”), pursuant to which EBPIE acquired substantially all of the assets of Eco Bio (the “Plant”) for a total of $415,000 in cash being paid at the closing. The deposit of $100,000 having been paid on the execution of the Eco Bio LOI was expensed as a commitment fee to ensure an exclusive period to negotiate the transaction terms.

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

Stock Option Grant Notice. On July 11, 2024, the Company entered into an Stock Option Grant Notice (the “Saotome Option Grant”) with Fukuji Saotome, pursuant to which the Company, pursuant to its 2019 Stock Incentive Plan, granted Mr. Saotome an option to purchase up to 5,000,000 shares (the “Saotome Option”) of the Company’s common stock at a per share exercise price of $0.13, with an expiration date of December 31, 2030. The Saotome Option vests on the following schedule: 20% on July 11, 2025; 20% on December 31, 2027; 20% on December 31, 2028; 20% on December 31, 2029; and 20% on December 31, 2030. The fair market value of the option was $95,850 on the date of grant.

We have accounted for the acquisition of Eco Bio as a business combination with a bargain purchase price.

Purchase Price Allocation

The fair market value of the Plant was $6,464,860 on the date of acquisition, resulting in a bargain purchase gain. A bargain purchase gain arises if the fair value of the purchase consideration is less than the net fair value of the assets acquired and liabilities assumed. We recorded a bargain purchase gain of $6,049,860 related to our acquisition of Eco Bio. We believe that we were able to negotiate a bargain purchase price because of our rapid access to the liquidity necessary to complete the transaction and Eco Bio’s recurring losses and dissolution in bankruptcy of its parent company.

Preliminary Purchase Price Allocation of the Total Assets in the Acquisition and relevant comments follow:

Total cash consideration	$415,000

Preliminary purchase price allocation:
Furniture, fixtures and equipment	$324,810
Manufacturing machinery	3,330,050
Building, land and improvements	2,810,000
Net assets acquired	$6,464,860

Bargain purchase gain, net of deferred taxes $0	$6,049,860

The bargain purchase gain is classified separately in our condensed consolidated statements of operations. Deferred taxes are not included as the Company believes they would be offset by existing tax loss carryforwards. Acquisition-related transaction costs of $35,400 were accounted for as expenses in the periods in which the costs were incurred and are included in our professional, general and administrative expenses.

Pro Forma Financial Information

The accompanying unaudited pro forma financial information is presented for illustrative purposes. The unaudited proforma condensed statement of operations gives effect to the acquisition of the Plant as if the transaction had occurred on January 1, 2025. The unaudited pro forma information is presented for informational purposes only and does not purport to represent the results of operations that would have occurred had the acquisition been completed on that date, nor is it necessarily indicative of future operating results.

The pro forma adjustments include the recognition of a bargain purchase gain of $6,049,860, recorded in accordance with ASC 805, representing the excess of the fair value of net assets acquired over the consideration transferred. No adjustments have been made for potential operating synergies, the new direction in sales, cost savings or integration activities. Recognition was given to interest expense on borrowed funds for the purchase price shown as $41,500 interest payment under the current loan agreement.

UNAUDITED PRO FORMA CONDENSED STATEMENT OF OPERATIONS

(Pro Forma for Acquisition of Eco Bio Plastics Midland, Inc.)

Nine Months Ended September 30th, 2025

	One World	Eco Bio	Pro Forma	Pro Forma
	(Historical)	(Historical)	Adjustments	Combined

Revenue	$1,653	$78,966		$80,619
Cost of revenue	442	22,614		$23,056
Gross Profit	1,211	56,352	-	57,563

Operating expenses	509,431	747,627	-	1,257,057

Operating loss	(508,220)	(691,275)	-	(1,199,495)

Interest expense	(428,404)	-	(41,500)	(469,904)

Gain on acquisition of business		-	6,049,860	6,049,860
			-
Income (loss) before Income Taxes	(936,623)	(691,275)	6,008,360	4,380,461

Income Tax Expense	-	-	-	-

Net Gain (loss)	$(936,623)	$(691,275)	$6,008,360	$4,380,461

UNAUDITED PRO FORMA CONDENSED STATEMENT OF OPERATIONS

(Pro Forma for Acquisition of Eco Bio Plastics Midland, Inc.)

Nine Months Ended September 30th, 2024

	One World	Eco Bio	Pro Forma	Pro Forma
	(Historical)	(Historical)	Adjustments	Combined
Revenue	$3,053	$18,952		$22,005
Cost of revenue	588	97,489	-	$98,077
Gross Profit	2,465	(78,537)	-	(76,072)
Operating expenses	1,524,808	-	-	1,524,808
Operating loss	(1,522,343)	(78,537)	-	(1,600,880)

Interest expense	(811,620)		(41,500)	(853,120)
Interest expense forgiven		(401,876)	401,876	-
Other Expense	(966,717)	(424,756)		(1,391,473)
Gain on acquisition of business		-	6,049,860	6,049,860
Income (loss) before Income Taxes	(3,300,680)	(905,169)	6,410,236	2,204,387
Income Tax Expense	-	-	-	-
Net Gain (loss)	$(3,300,680)	$(905,169)	$6,410,236	$2,204,387

The pro forma adjustments include the recognition of a bargain purchase gain of $6,049,860, recorded in accordance with ASC 805, representing the excess of the fair value of net assets acquired over the consideration transferred. No adjustments have been made for potential operating synergies, the new direction in sales, cost savings or integration activities. Recognition was given to interest expense of $41,500 on borrowed funds for the purchase price.

Note 4 – Related Party Transactions

Debt Financing

During September 2025, the Company received proceeds totaling $150,000 from Dr. John McCabe, a significant shareholder, in exchange for a promissory note, bearing interest at 10% per annum, due on the 541st day after issuance.

During August 2025, the Company received proceeds totaling $150,000 from Dr. John McCabe, a significant shareholder, in exchange for a promissory note, bearing interest at 10% per annum, due on the 541st day after issuance.

During July 2025, the Company received proceeds totaling $415,000 from Isiah Lord Thomas II, a significant shareholder officer and Chairman of the Board, in exchange for a promissory note, secured by a deed of trust on property acquired with the proceeds, bearing interest at 10% per annum, due on 541st day after issuance.

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

Accounts Payable, Related Parties

The total amount due to one of the Company’s directors was $27,977 at September 30, 2025, and $0 at December 31, 2024.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheet as of September 30, 2025, and December 31, 2024, respectively:

	Fair Value Measurements at September 30, 2025
	Level 1	Level 2	Level 3
Assets
Cash	$168,620	$-	$-
Total assets	168,620	-	-
Liabilities
Convertible notes payable, related party	-	-	-
Notes payable, related parties, short term, net of $4,923 of debt discounts	-	487,272	-
Notes payable, related parties, long term	-	2,808,981	-
Notes payable	-	1,635,000	-
Total liabilities	-	(4,931,253)	-
	$168,620	$(4,931,253)	$-

	Fair Value Measurements at December 31, 2024
	Level 1	Level 2	Level 3
Assets
Cash	$42,456	$-	$-
Total assets	42,456	-	-
Liabilities
Notes payable, related parties, short-term	-	72,195	-
Notes payable, related parties, long-term, net of $40,647 of debt discounts	-	2,086,592	-
Notes payable	-	1,594,353	-
Total liabilities	-	(3,753,140)	-
	$42,456	$(3,753,140)	$-

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the three months ended September 30, 2025.

Note 6 – Inventory

Inventories are stated at the lower of cost or net realizable value. Cost is determined on a standard cost basis that approximates the first-in, first-out (FIFO) method. Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value. OWP Ventures CBD products consist entirely of finished goods with an Inventory $12,319 on September 30, 2025 and $16,226 at December 31, 2024. Eco Bio Plastics Michigan held inventory of materials and compounds for use in its Compounding work of $54,545 on September 30, 2025 and $0 on December 31, 2024.

Note 7 - Fixed Assets

Fixed assets consist of the following at September 30, 2025:

	September 30,	December 31,
	2025	2024
	(Unaudited)	Audited
Assets

Fixed assets:
Furniture, fixtures and equipment	324,810	-
Manufacturing machinery	3,330,050	-
Building, land and improvements	2,810,000	-
Less: Accumulated Depreciation	(148,001)	-
Net Fixed Assets	6,316,859	-

The cost of Property, plant and equipment is depreciated using the straight-line method based on the lesser of the estimated useful lives of the assets or the lease term base. Accumulated depreciation and Depreciation expense was $148,001 at September 30, 2025 and $ 0 in 2024. The useful lives for the Plant were provided by the fair value appraiser.

The anticipated useful lives for depreciation are in the table below shown by classification of use:

Process Manufacturing Equipment	10 years
Laboratory Equipment	5 years
Other Machinery	3 years
Shop Equipment	5 years
Buildings	15 years
Office equipment	5 years
Furniture and fixtures	7 years
Equipment and machinery	7 years
Leasehold improvements	Term of lease

Note 8 – Common Stock Issued for Services

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

Note 9 – Prepaid Expenses

Prepaid expenses at September 30, 2025, and December 31, 2024, consisted of the following:

	September 30,	December 31
	2025	2024
Prepaid virtual office rent	$171	$95

Prepaid license fees	-	2,813
Prepaid OTC markets listing fees	-	5,600
Prepaid professional fees	-	996
Insurance deposit	22,576	-
Total Period Expenses	22,747	9,504

Note 10 – Accrued Expenses

Accrued expenses consisted of the following at September 30, 2025 and December 31, 2024, respectively:

	September 30,	December 31,
	2025	2024
Accrued compensation	$873,454	$451,018
Accrued other	-	9,822
	$873,454	$460,840

Note 11 – Convertible Note Payable, Related Party

Convertible note payable, related party was matured and was repaid on September 16, 2024.

The Company recorded interest expense pursuant to the stated interest rates on the convertible note, related party in the amount of $15,124 for the nine months ended September 30, 2024 and none in 2025.

Note 12 – Notes Payable, Related Parties

Notes payable, related parties, consists of the following at September 30, 2025, and December 31, 2024, respectively:

	September 30,	December 31,
	2025	2024
On December 26, 2024, the Company, through its wholly owned subsidiary, OWP Ventures, Inc., issued an unsecured promissory note in the amount of $30,000 to Dr. John McCabe, an affiliate investor, due on demand, that carries a 10% interest rate.	30,000	30,000

On December 16, 2024, the Company, through its wholly owned subsidiary, OWP Ventures, Inc., issued an unsecured promissory note in the amount of $8,000 to Isiah L. Thomas, III, our Chairman of the Board and CEO, due on demand, that carries a 10% interest rate.	8,000	8,000

On December 16, 2024, the Company, through its wholly owned subsidiary, OWP Ventures, Inc., received an advance of $10,000 from Dr. Kenneth Perego, II, M.D., our Vice Chairman of the Board, pursuant to an unsecured promissory note due on demand that carries a 10% interest rate.	10,000	10,000

On November 29, 2024, the Company, through its wholly owned subsidiary, OWP Ventures, Inc., received an advance of $24,195 from Dr. Kenneth Perego, II, M.D., our Vice Chairman of the Board, pursuant to an unsecured promissory note due on demand that carries a 10% interest rate.	24,195	24,195

On March 19, 2024, the Company, through its wholly owned subsidiary, OWP Ventures, Inc., received an advance of $50,000 from Joerg Sommer, our then President, pursuant to an unsecured promissory note, maturing on March 1, 2027, that carries a 10% interest rate.	50,000	50,000

On March 15, 2024, the Company, through its wholly owned subsidiary, OWP Ventures, Inc., issued an unsecured promissory note in the amount of $26,116 to Joerg Sommer, our then President, maturing on March 1, 2027, that carries a 10% interest rate. The note was issued in exchange for the cancellation of another promissory note, consisting of $25,000 of principal and $1,116 of accrued interest.	26,116	26,116

On March 15, 2024, the Company, through its wholly owned subsidiary, OWP Ventures, Inc., issued an unsecured promissory note in the amount of $1,803,397 to Dr. John McCabe, an affiliate investor, maturing on March 1, 2027, that carries a 7% interest rate. The note was issued in exchange for the cancellation of a $840,740 convertible note, consisting of $750,000 of principal and $90,740 of accrued interest., and other promissory notes in the aggregate amount of $962,658, consisting of a total of $850,000 of principal and $112,658 of accrued interest.	1,803,397	1,803,398

On March 15, 2024, the Company, through its wholly owned subsidiary, OWP Ventures, Inc., issued an unsecured promissory note in the amount of $337,000 to Dr. Kenneth Perego, II, M.D., our Vice Chairman of the Board, maturing on March 1, 2027, that carries a 10% interest rate. The note was issued in exchange for the cancellation of promissory notes in the aggregate amount of $337,000, consisting entirely of principal. On July 26, 2024, the Company repaid $150,000 for the principal.	187,000	187,000

On March 15, 2024, the Company, through its wholly owned subsidiary, OWP Ventures, Inc., issued an unsecured promissory note in the amount of $27,467 to Isiah L. Thomas, III, our Chairman of the Board and CEO, maturing on March 1, 2027, that carries a 10% interest rate. The note was issued in exchange for the cancellation of another promissory note, consisting of $24,500 of principal and $2,967 of accrued interest.	27,467	27,467

On March 24, 2025, the Company issued an unsecured promissory note in the amount of $10,000 to Isiah L. Thomas, III, our Chairman of the Board and CEO, maturing on the 541st day following its issuance, that carries a 10% interest rate.	10,000	-

On April 2, 2025, the Company issued an unsecured promissory note in the amount of $10,000 to Isiah L. Thomas, III, our Chairman of the Board and CEO, maturing on the 541st day following its issuance, that carries a 10% interest rate.	10,000	-

On April 7, 2025, the Company issued an unsecured promissory note in the amount of $50,000 to John McCabe, a shareholder, maturing on the 541st day following its issuance, that carries a 10% interest rate.	50,000	-

On April 21, 2025, the Company issued an unsecured promissory note in the amount of $250,000 to John McCabe, a shareholder, maturing on the 541st day following its issuance, that carries a 10% interest rate.	250,000	-

On June 30, 2025, the Company issued an unsecured promissory note in the amount of $100,000 to John McCabe, a shareholder, maturing on the 541st day following its issuance, that carries a 10% interest rate.	100,000	-

On August 4, 2025, the Company received an advance of $60,000 from Dr. John McCabe, an affiliate investor, pursuant to an unsecured promissory note, maturing on the 541st day following its issuance, that carries a 10% interest rate.	60,000	-

On August 18, 2025, the Company issued an unsecured promissory note in the amount of $90,000 to Dr. John McCabe, an affiliate investor, maturing on the 541st day following its issuance, that carries a 10% interest rate.	90,000	-

On September 12, 2025, the Company issued an unsecured promissory note in the amount of $150,000 to Dr. John McCabe, an affiliate investor, maturing on the 541st day following issuance, that carries a 10% interest rate.	150,000	-

On July 15, 2025, the Company issued a secured promissory note and deed of trust, secured by the real and personal property acquired with these funds, in the amount of $415,000 to Isiah Lord Thomas III, an officer of OWP and affiliate investor, maturing on demand, that carries a 10% interest rate.	415,000	-

Total notes payable, related parties	3,301,175	2,166,176
Less: unamortized debt discounts	4,922	7,389
Notes payable, related parties, net of discounts	3,296,253	2,158,787
Less: current maturities	487,272	72,195
Notes payable, related parties, long-term portion	$2,808,981	$2,086,592

The Company recorded interest expense pursuant to the stated interest rates on the notes payable, related parties, in the amount of $181,032 and $118,599 for the nine months ended September 30, 2025, and 2024, respectively, including $5,978 on the amortization of debt discounts for the nine months ended September 30, 2025.

Note 13 – Notes Payable

	September 30,	December 31,
	2025	2024
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

Pursuant to the Purchase Agreement with AJB, the Company paid a $120,000 commitment fee (the “Commitment Fee”) to AJB in form of 2,000,000 shares of the Company’s common stock (the “Commitment Fee Shares”). The SPA with AJB includes a make-whole provision, whereby, if AJB is unable to sell the Commitment Fee Shares for net proceeds equal to at least the Commitment Fee, the Company shall cause the issuance of additional shares of common stock to AJB the sale of which would ultimately generate total net funds equal to the Commitment Fee. The Commitment Fee Shares resulted in a debt discount of $80,185 that is being amortized over the life of the loan.	300,000	300,000

On August 18, 2023, the Company, through its wholly-owned subsidiary, OWP Ventures, Inc., issued an unsecured promissory note of $35,000 to LDL8 Consulting LLC for the purchase of equipment from another vendor. The promissory note bears interest at 10% per annum and is due on demand. In the event of default, the interest rate increases to 15% until repayment.	35,000	35,000

	-

Total notes payable	1,635,000	1,635,000
Less: unamortized debt discounts	-	40,647
Notes payable, net of discounts	1,635,000	1,594,353
Less: current maturities	1,635,000	1,594,353
Notes payable, long-term portion	$-	$-

The Company recognized aggregate debt discounts on the notes payable to for the Nine months ended September 31, 2025, as follows:

	September 30,	December 31,
	2025	2024
Fair value of commitment shares of common stock	$5,540	$153,638
Fair value of pre-funded warrants	24,296	351,638
Original issue discounts	8,843	188,000
Legal and brokerage fees	1,978	43,500
Total debt discounts	40,647	736,776
Amortization of debt discounts	40,647	696,129
Unamortized debt discounts	$-	$40,647

The Company recorded interest expense on the notes payable in the amount of $103,446 and $47,255 for the nine months ended September 30, 2025 and 2024, respectively.

The Company recognized interest expense for the nine months ended September 30, 2025 and 2024, as follows:

	September 30, 2025	September 30, 2024
Interest on convertible notes, related party	$-	$15,123
Interest on notes payable, related parties	263,403	112,621
Interest on notes payable	209,455	103,446
Amended warrants	2,230	51,088
Amortization of debt discounts, related parties	-	5,978
Amortization of debt discounts, common stock	-	134,049
Amortization of debt discounts, warrants	-	209,703
Amortization of debt discounts	-	179,692
Total interest expense	$475,088	$811,620

Note 14 – Convertible Preferred Stock

Preferred Stock

The Company has 10,000,000 authorized shares of $0.001 par value “blank check” preferred stock, of which 500,000 shares have been designated Series A Preferred Stock and 600,000 shares have been designated Series B Preferred Stock, as amended on August 2, 2022. The shares of Series A Preferred Stock and Series B Preferred Stock are each currently convertible into one hundred (100) shares of the Company’s common stock. The Series A Preferred Stock accrues dividends at the rate of 6% per annum, payable in cash as and when declared by the Board or upon a liquidation. The shares of Series B Preferred Stock are not entitled to dividends, other than the right to participate in dividends payable to holders of common stock on an as-converted basis. As of September 30, 2025, there were 114,733 and 238,501 shares of Series A Preferred Stock and Series B Preferred Stock, respectively, issued and outstanding. The Series A and B Preferred Stock are presented as mezzanine equity on the balance sheet due because they carry a stated value of $10 and $15 per share, respectively, and a deemed liquidation clause, which entitles the holders thereof to receive proceeds thereof in an amount equal to the stated value per share, plus any accrued and unpaid dividends, before any payment may be made to holders of common stock. Each share of Preferred Stock carries a number of votes equal to the number of shares of common stock into which such Preferred Stock may then be converted. The Preferred Stock generally will vote together with the common stock and not as a separate class.

The Series A and B Preferred Stock have been classified outside of permanent equity and liabilities. the Series A Preferred Stock embodies conditional obligations that the Company may settle by issuing a variable number of equity shares, and in both the Series A and B Preferred Stock, monetary value of the obligation is based on a fixed monetary amount known at inception.

Preferred Stock Dividends

The Series A Preferred Stock accrues dividends at the rate of 6% per annum, payable in cash as and when declared by the Board or upon a liquidation. The Company recognized $44,271 and $44,915 for the nine months ended September 30, 2025 and 2024, respectively. A total of $301,001 of dividends was accrued as of September 30, 2025.

Note 15 – Commitments and Contingencies

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

Note 16 – Stockholders’ Equity

Common Stock

The Company is authorized to issue an aggregate of 1,000,000,000 shares of common stock with a par value of $0.001, as amended on October 15, 2024. As of September 30, 2025, there were 110,108,774 shares of common stock issued and outstanding.

Amortization of Stock-Based Compensation

A total of $11,469 and $11,597 of stock-based compensation expense was recognized from the amortization of options to purchase common stock over their vesting period during the nine months ended September 30, 2025, and 2024, respectively.

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

Outstanding Options

In July 2025, the Company issued an option to an employee to purchase up to 5,000,000 shares of the Company’s common stock at an exercise price of $0.13 per share with an expiration date of December 31, 2030. The Saotome Option vests on the following schedule: 20% on July 11, 2025; 20% on December 31, 2027; 20% on December 31, 2028; 20% on December 31, 2029; and 20% on December 31, 2030. 100,000 shares are vested as of September 30, 2025. The fair market value of the option on the date of grant was $95,850.

Options to purchase an aggregate total of 15,892,000 shares of common stock at a weighted average strike price of $0.14, exercisable over a weighted average life of 8.6 years were outstanding as of September 30, 2025.

The Company recognized a total of $11,469 and $11,597 of compensation expense during the nine months ended September 30, 2025 and 2024, respectively, related to common stock options issued in the prior year to officers, directors, and employees that are being amortized over the implied service term, or vesting period, of the options. The remaining unamortized balance of these options is $76,680 as of September 30, 2025.

Note 18 – Warrants

Outstanding Warrants

Warrants to purchase an aggregate total of 22,678,317 shares of common stock at a weighted average strike price of $0.18, exercisable over a weighted average life of 4.6 years were outstanding as of September 30, 2025. The remaining unamortized balance at September 30, 2025 is $12,080.

Note 19 – Income Taxes

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the nine months ended September 30, 2025, and the year ended December 31, 2024, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. As of September 30, 2025 and 2024, the Company had approximately $12,850,000 and $11,388,000 of federal net operating losses carryforward. The net operating loss-carryforwards prior to year-end 2017 were $125,000 and will expire between 2034 and 2038 if not used to off-set taxable income. The portion of NOL occurring after 2017 are $12,725,000 and can be carried forward indefinitely, offsetting 80% of taxable income per year under the current regulations.

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

Note 20 - Subsequent Events

The Company evaluates events that have occurred after the balance sheet date through the date these financial statements were issued, noting no reportable events.

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

Overview

On July 14, 2025, the Company completed the acquisition of certain assets of Eco Bio Plastics Midland, Inc. The accompanying condensed consolidated financial statements reflect the historical results of One World Products, Inc. and its subsidiaries for the periods presented. Unaudited pro forma financial information giving effect to the acquisition is presented separately for illustrative purposes only.

During 2024, the Company began its new business model, first developing industrial hemp solutions for the automotive market. Then the Company began to focus increased efforts on research and development to help the automotive industry meet its goals of achieving carbon neutral manufacturing using renewable and recycled material solutions. In October of 2024, the Company, in collaboration with partners in the automotive industry, developed hemp-based molded containers for automotive part packaging applications and received an initial order for 1,400 units of these reusable totes, designed to move and protect automotive parts through the supply chain.

With global demand surging for sustainable materials, and new regulatory incentives aligning with our strengths, Eco Bio Plastics is positioned to become one of the fastest-growing players in American green manufacturing. Eco Bio’s advanced micronizeation and pelletization process enables the production of ultra-small, application-ready biofibers derived from organic matter including agricultural byproducts, natural fibers, and plant-based residues - offering automotive, food, and industrial clients a cost-effective, ESG-compliant alternative to traditional materials. In-house micronizeation allows Eco Bio to produce fine powder compounds ideal for coatings, polymer blends, and talc-free formulations - meeting growing demand for recyclable, lightweight, and high-performance solutions across multiple sectors. Its patent-pending process produces the only pelletized bast fiber on the market, opening the door for additional sustainable fiber plastic compounds.

In July 2025, the Company’s Board of Directors and the Company’s majority shareholder approved a change in the Company’s corporate name to “Isiah Enterprises, Inc.” This change in corporate name will not become effective in the trading markets until such time as FINRA has approved such change.

Results of Operations for the Three Months Ended September 30, 2025 and 2024:

The following table summarizes selected items from the statement of operations for the three months ended September 30, 2025, and 2024.

	Three Months Ended September 30,		Increase /
	2025	2024	(Decrease)
Revenues	$49,966	$1,517	$48,449
Cost of goods sold	1,375	310	1,065
Gross profit	48,591	1,207	47,384

Operating expenses:
Salaries, wages and benefits	250,800	-	250,800
General and administrative	17,150	203,242	(186,092)
Professional fees	157,781	169,596	(11,815)

Total operating expenses:	425,731	372,838	52,893

Operating loss	(377,140)	(371,631)	(5,509)

Other income (expense)
Gain on acquisition of business	6,049,860	-	6,049,860
Loss on early extinguishment of debt	-	-	-
Loss on deconsolidation of foreign subsidiaries	-	(22,359)	22,359
Loss on sale of assets	(841)	-	(841)
Interest expense	(258,135)	(340,609)	82,474
Depreciation expense	(148,001)	-	(148,001)
Total other Income (expense)	5,642,883	(362,968)	6,005,851

Net income (loss)	$5,265,743	$(734,599)	$6,000,342

Revenues

Revenues during the three months ending September 30, 2025, were $49,966, compared to $1,517 during the three months ending September 30, 2025, an increase of $48,449, or 3,194%. Revenues during the current period were generated by manufacturing sales of Eco Bio products, while revenues from the comparative period were attributable to CBD products.

Cost of Goods Sold

Cost of goods sold for the three months ending September 30, 2025, were $1,375, compared to $310 for the three months ending September 30, 2024, an increase of $1,065 or 344%. Cost of goods sold for the current period was from manufacturing compounding product consists primarily of additives while the costs for CBD products are finished goods sold. Our profit margin during the three months ended September 30, 2025, was 96% compared to 80% for the three months ending September 30, 2024.

Salaries, wages and benefits

Salaries, wages and benefits have been tracked separately since the acquisition of the Eco Bio Plastics Michigan operation. Wages, salaries, and benefits for the three months ending September 30, 2025, were $250,800. Such costs did not exist in the prior operations as the Company had no salaries, wages and benefits cash payments.

General and Administrative Expenses

General and administrative expenses for the three months ending September 30, 2025, were $17,150 compared to $203,242 during the three months ending September 30, 2024, a decrease of $186,092, or 92%. The expenses for the current period consisted primarily of office rent and travel costs. General and administrative expenses decreased primarily due to our focus on operations within the United States.

Professional Fees

Professional fees for the three months ending September 30, 2025, were $157,781, compared to $169,596 during the three months ending September 30, 2024, a decrease of $11,815, or 7%. Professional fees included non-cash, stock-based compensation of $21,564 and $147,367 during the three months ending September 30, 2025, and 2024, respectively. Professional fees increased primarily due to increased stock-based compensation being issued to consultants during the current period.

Other Income (Expense)

Other income (expenses), on a net basis, for the three months ending September 30, 2025, were $5,642,883, compared to other expenses, on a net basis, for the three months ending September 30, 2024, of $362,968, an increase in other income of $6,005,851, or 1,655%. Other income (expense) for the three months ended September 30, 2025, primarily reflects a gain of $6,049,860 recognized in connection with the acquisition of Eco Bio Plastics Midland, Inc. The gain represents a bargain purchase under ASC 805, calculated as the excess of the fair value of net assets acquired over the purchase price, and was recognized in terms of earnings during the period. This gain was partially offset by interest expense of $258,135 associated with outstanding debt. There were no gains or losses related to foreign subsidiary deconsolidation during the period. Expenses in 2024 resulted from one-time charges related to a $22,359 loss on deconsolidation of foreign subsidiaries and $340,609 of interest expense, including $147,756 of stock-based finance costs on the amortization of debt discounts for the three months ended September 30, 2024. Depreciation expense of $148,001 related to the newly acquired fixed assets.

Net Income (Loss)

Net loss for the three months ending September 30, 2025, was $5,265,743, $0.44 per share, compared to $734,599 or a loss of $0.01 per share, during the three months ended September 30, 2024, an increase of $6,000,342, or 817%.

Results of Operations for the Nine Months Ended September 30, 2025, and 2024:

The following table summarizes selected items from the statement of operations for the nine months ended September 30, 2025 and 2024.

	Nine Months Ended September 30,		Increase /
	2025	2024	(Decrease)
Revenues	$51,619	$3,053	$48,566
Cost of goods sold	1,703	588	1,115
Gross profit	49,916	2,465	47,451

Operating expenses:
Salaries, wages, taxes, benefits	$250,800	$-	$250,800
General and Administrative	202,503	552,874	(350,371)
Professional fees	278,383	971,934	(693,552)
Total operating expenses:	731,686	1,524,808	(793,123)

Operating loss	681,770	(1,522,343)	(840,573)

Other income (expense)
Gain on acquisition of business	6,049,860	-	6,049,860
Loss on early extinguishment of Debt	-	(724,086)	(724,086)
Loss on deconsolidation of foreign subsidiaries	-	(242,631)	(242,631)
Loss on sale of assets	(841)	-	841
Interest expense	(475,088)	(811,620)	(336,532)
Depreciation expense	(148,001)	-	148,001
Total other income (expense)	5,425,930	(1,778,337)	7,204,267

Net income (loss)	$4,744,160	$(3,300,680)	$8,044,841

Revenues

Revenues during the nine months ended September 30, 2025 were $51,619, compared to $3,053 during the nine months ended September 30, 2025, a increase of $48,566, or 1591%. Revenues during the current period were generated by sales at our Eco Bio Plastics Michigan facility while 2024 sales were from our CBD product.

Cost of Goods Sold

Cost of goods sold for the nine months ending September 30, 2025, were $1,703, compared to $588 for the nine months ending September 30, 2025, an increase of $1,115, or 190%. Cost of goods sold at Eco Bio Plastics Michigan is from chemical additives used in compounding, while our CBD product consisted primarily of finished goods sold.

Salaries, wages and benefits

Salaries, wages and benefits have been tracked separately since the acquisition of the Eco Bio Plastics Michigan operation. Wages, salaries, and benefits for the Nine months ending September 30, 2025, were $250,800. Such costs did not exist prior to the acquisition of Eco Bio Plastics Michigan in 2025.

General and Administrative Expenses

General and administrative expenses for the nine months ending September 30, 2025, were $202,503, compared to $552,874 during the nine months ending September 30, 2024, a decrease of $350,371, or 63%. The expenses for the current period consisted primarily of liability insurance premiums, utilities, operating expenses and other costs of operation of the plant.

Professional Fees

Professional fees for the nine months ending September 30, 2025, were $278,383, compared to $971,934 during the nine months ending September 30, 2025, a decrease of $693,551, or 71%. Professional fees included non-cash, stock-based compensation of $267,452 and $100,000 during the nine months ending September 30, 2025, and 2024, respectively. Professional fees decreased due to a reduction in forces following the closing of operations outside United States.

Other Income (Expense)

Other Income (Expense), on a net basis, for the nine months ending September 30, 2025, were $5,425,930, compared to other income (expense), on a net basis, of $(1,778,337) during the nine months ending September 30, 2024, an increase in net other income (expenses) of $7,204,267, or 405%. Other income (expense) for the nine months ended September 30, 2025, primarily reflects a gain of $6,049,860 recognized in connection with the acquisition of Eco Bio Plastics Midland, Inc. The gain represents a bargain purchase under ASC 805, calculated as the excess of the fair value of net assets acquired over the purchase price, and was recognized in terms of earnings during the period. This gain was partially offset by interest expense of $475,088 associated with outstanding debt. There were no gains or losses related to foreign subsidiary deconsolidation during the period. Depreciation expense of $148,001 related to the newly acquired fixed assets. The decrease is due primarily to the elimination of foreign operations and related debts.

Net Income (Loss)

Net Income for the nine months ending September 30, 2025, was $4,744,160, or less than $0.40 per share, compared to a loss of $3,300,680 or less than $0.30 per share, during the nine months ended September 30, 2024, an increase of $8,044,840, or 244%. The net income increased primarily due to a gain in connection with the acquisition of Eco Bio Plastics Midland, Inc. and related debt, stock-based compensation, the fair value of common stock issued to related parties as commitment shares on debt modifications and interest expense.

Liquidity and Capital Resources

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, financing activities and effect of exchange rate changes on cash for the nine months ended September 30, 2025 and 2024:

	2025	2024
Operating Activities	$(593,837)	$(1,010,268)
Investing Activities	(415,000)	(75,000)
Financing Activities	1,135,000	1,208,500
Effect of Exchange Rate Changes on Cash		(42,328)
Net Increase (Decrease) in Cash	$126,164	$80,904

Net Cash Used in Operating Activities

During the nine months ended September 30, 2025, net cash used in operating activities was $593,837, and $1,010,268, in the nine months ended September 30, 2024. The change was primarily attributable to non-cash adjustments, including the bargain purchase gain recognized in connection with the acquisition of Eco Bio Plastics Midland, Inc., which did not result in operating cash inflows, together with changes in working capital and operating results during the period.

Net Cash Used in Investing Activities

During the nine months ended September 30, 2025, net cash used in investing activities was $415,000 for the nine months ended September 30, 2025, and $75,000 in the nine months ended September 30, 2024. The change was due to cash used during the period for the acquisition of fixed assets in the Eco Bio Plastics Michigan purchase.

Net Cash Provided by Financing Activities

During the nine months ended September 30, 2025, net cash provided by financing activities was $1,135,000 and $1,208,500, in the nine months ended September 30, 2024. The current period consisted of increase in Notes Payable from affiliated shareholders. In the period ended September 30 2025 a series of restructuring notes payable accounted for the changes the nine months ended September 30, 2024.

Ability to Continue as a Going Concern

As of September 30, 2025, our balance of cash on hand was $168,620, and we had negative working capital of $3,953,402 and an accumulated deficit of $26,120,538. We are too early in our development stage to project future revenue levels and may not be able to generate sufficient funds to sustain our operations for the next twelve months. Accordingly, we will need to raise additional cash to fund our operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

In the event sales do not materialize at the expected rates, management will seek additional financing and will attempt to conserve cash by further reducing expenses. There can be no assurance that we will be successful in achieving these objectives; therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

The condensed consolidated financial statements do not include any adjustments that might result from the outcome of any uncertainty regarding the Company’s ability to continue as a going concern. The condensed consolidated financial statements also do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. Our ability to scale production and distribution capabilities and further increase the value of our products is largely dependent on our success in raising additional capital.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company previously recognized revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. The Company’s revenues in the current period consisted of the sale of our CBD rub, and in the prior period revenues consisted entirely of the sale of seeds. The sale of seeds included multi-element arrangements whereby the Company collected 50% of the sale upon delivery of the sales, and the remaining 50% upon the completion of the harvest, whether the seeds result in a successful crop, or not. In addition, the Company had a right of first refusal to purchase products resulting from the harvest.

Currently the Company manufactures products and provides research and development production studies under custom work orders. Net revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services and is recognized when performance obligations are satisfied under the terms of contracts with customers.

A performance obligation is deemed to be satisfied by the Company when control of the product or service is transferred to the customer. The transaction price of a contract, or the amount the Company expects to receive upon satisfaction of the performance obligation, is determined by reference to the contract’s terms and includes adjustments. If an estimate is required, these allowances are determined using the expected value method, which is typically based upon historical rates. The timing of revenue recognition for product is at a point in time.

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

Stock-Based Compensation

The Company accounts for equity instruments issued to employees and non-employees in accordance with the provisions of ASC 718 Stock Compensation (ASC 718). All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier date on which the counterparty’s performance is complete or the date at which a commitment for performance by the counterparty to earn the equity instruments is reached because of sufficiently large disincentives for nonperformance.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective as of September 30, 2025.

Changes in Internal Control over Financial Reporting

As part of the preparation of this Quarterly Report on Form 10-Q, management identified and corrected a misclassification related to the presentation of a bargain purchase gain associated with the acquisition of Eco Bio Plastics Midland, Inc. The correction was completed prior to the issuance of these financial statements. Management has implemented enhanced review procedures over acquisition accounting and financial statement classification. Based on management’s evaluation as of September 30, 2025, disclosure controls and procedures were not effective; however, the specific classification issue identified has been remediated.

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

The Company made the following issuances of equity securities by the Company during the three-month period ending September 30, 2025, were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder:

Common Stock:

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Submission of Matters to a Vote of Security Holders

On July 28, 2025, the holder of a majority of the voting power of the Company approved an increase in the number of authorized shares of common stock to 1,000,000,000 shares and to change the name of the Company to “Isiah Enterprises, Inc.”

Securities Trading Plans of Directors and Executive Officers

None of the Company’s directors and officers has adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408(c) of Regulation S-K) during the three months ended September 30, 2025.

Accounts Payable, Related Party

Accounts payable, related parties, at September 30, 2025, is $27,978, representing the total amount due to one of the Company’s directors, on account.

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

Date: January 2, 2026

One World Products, Inc.

/s/ Isiah L. Thomas III
Isiah L. Thomas III
Chief Executive Officer
(Principal Executive Officer)

/s/ William Rowland
William Rowland
Chief Financial Officer
(Principal Financial Officer)

